Form 10-Q
period 1996-09-30
AMERICAN MEDIA INC
filed 1996-11-12
CIK 880555

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON D.C. 20549

                                  FORM 10-Q

                                  ----------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period                                Commission file
ended September 30, 1996                                number 1-10784



                            AMERICAN MEDIA, INC.
         (Exact name of the registrant as specified in its charter)





          DELAWARE                                      65-0203383
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                   Identification No.)



600 SOUTH EAST COAST AVENUE, LANTANA
              FLORIDA                                      33462
(Address of principal executive offices)                 (Zip Code)




      Registrant's telephone number, including area code (561) 540-1000

                               --------------

America Media, Inc. (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.

As of November 7, 1996 (the latest practicable date) there were the following common shares outstanding -

     CLASS OF COMMON STOCK                      NUMBER OF SHARES
     ---------------------                      ----------------
           Class A                                 21,083,294
           Class C                                 20,702,005


================================================================================

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                                                                      Pages (s)
                                                                      ---------
PART I. FINANCIAL INFORMATION:

                    Consolidated Balance Sheets.....................      3

                    Consolidated Statements of Operations...........      4

                    Consolidated Statements of Cash Flows...........      5

                    Notes to Consolidated Financial Statements......    6 - 7


              Management's Discussion and Analysis of
              Financial Condition and Results of Operations.........    8 - 11


PART II.      OTHER INFORMATION.....................................      12


SIGNATURE     ......................................................      13

                          CONSOLIDATED BALANCE SHEETS
                     AS OF SEPTEMBER 30 AND MARCH 25, 1996
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)




                ASSETS                                       SEPTEMBER 30       MARCH 25
                                                             ------------      ----------
                                                             (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                       $  5,885        $  4,643
  Receivables, net                                                   7,917           5,405
  Inventories                                                       11,369          14,526
  Prepaid expenses and other                                         2,828           4,077
                                                                  --------        --------
          Total current assets                                      27,999          28,651
                                                                  --------        --------


PROPERTY AND EQUIPMENT, at cost:
  Land and improvements                                              2,111           2,111
  Buildings                                                          1,928           1,928
  Machinery, fixtures and equipment                                 14,385          11,781
  Display racks                                                     18,437          18,424
                                                                  --------        --------
                                                                    36,861          34,244
  Less - accumulated depreciation                                  (13,619)        (12,981)
                                                                  --------        --------
                                                                    23,242          21,263
                                                                  --------        --------




DEFERRED DEBT COSTS, net                                            12,209          13,811
                                                                  --------        --------


GOODWILL, net of accumulated amortization
  of $103,707 and $96,130                                          501,544         509,121
                                                                  --------        --------


OTHER INTANGIBLES, net of accumulated
   amortization of $36,886 and $33,926                             111,114         114,074
                                                                  --------        --------

                                                                  $676,108        $686,920
                                                                  ========        ========





              LIABILITIES AND STOCKHOLDERS' EQUITY             SEPTEMBER 30       MARCH 25
                                                               ------------       --------
                                                                (UNAUDITED)
  CURRENT LIABILITIES:
    Current maturities of term loan                               $ 39,368        $ 34,744
    10.09% Zero Coupon Notes Due 1997                               15,018              --
    Accounts payable                                                11,739          17,776
    Accrued expenses                                                15,984          14,562
    Accrued interest                                                13,710          12,178
    Accrued and current deferred income taxes                       10,349           9,093
    Deferred revenues                                               26,040          30,506
                                                                  --------        --------
            Total current liabilities                              132,208         118,859
                                                                  --------        --------

  TERM LOAN AND REVOLVING CREDIT
    COMMITMENT, net of current portion                             295,072         309,756
                                                                  --------        --------
  SUBORDINATED INDEBTEDNESS:\
    11.63% Senior Subordinated Notes Due 2004                      200,000         200,000
    10.09% Zero Coupon Notes Due 1997                                    -          14,272
    10.38% Senior Subordinated Notes Due 2002                          134             134
                                                                  --------        --------
                                                                   200,134         214,406
                                                                  --------        --------

  DEFERRED INCOME TAXES                                              7,756           7,923
                                                                  --------        --------
  COMMITMENTS AND CONTINGENCIES (NOTE 6)

  STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; issued and
     outstanding as follows -
      Class A - 21,396 and 21,084 in September;
       21,377 and 21,069 in March                                      214             214
      Class C - 20,702 in September and March                          207             207
    Additional paid-in capital                                      54,133          54,054
    Accumulated deficit                                             (7,695)        (12,595)
    Less - Stock held in treasury, at cost                          (5,921)         (5,904)
                                                                  --------        --------
  TOTAL STOCKHOLDERS' EQUITY                                        40,938          35,976
                                                                  --------        --------
                                                                  $676,108        $686,920
                                                                  ========        ========

  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     AMERICAN MEDIA, INC. AND SUBSIDIARY
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN 000'S, EXCEPT PER SHARE INFORMATION)



                                                         FISCAL QUARTER ENDED                         TWO FISCAL QUARTERS ENDED
                                               ---------------------------------------      ---------------------------------------
                                               SEPTEMBER 30, 1996   SEPTEMBER 25, 1995      SEPTEMBER 30, 1996    SEPTEMBER 25, 1995
                                               ------------------   ------------------      ------------------    -----------------
                                                                                                (27 Weeks)            (26 Weeks)
OPERATING REVENUES:
  Circulation                                         $67,717               $66,561                $136,840              $130,530
  Advertising                                           6,018                 5,569                  13,077                11,592
  Other                                                 4,382                 3,591                   8,049                 7,055
                                                      -------               -------                --------              --------
                                                       78,117                75,721                 157,966               149,177
                                                      -------               -------                --------              --------

OPERATING EXPENSES:
  Editorial                                             6,688                 6,778                  13,714                13,832
  Production                                           19,770                20,980                  42,398                41,320
  Distribution, circulation and
    other cost of sales                                14,121                12,914                  28,918                26,801
  General, administrative and
    other operating expenses                            7,958                 6,542                  14,931                12,575
  Television advertising                                  323                 1,375                     729                 3,000
  Depreciation and amortization                         7,183                 7,262                  14,376                16,103
                                                      -------               -------                --------              --------
                                                       56,043                55,851                 115,066               113,631
                                                      -------               -------                --------              --------

          Operating Income                             22,074                19,870                  42,900                35,546

INTEREST EXPENSE                                      (14,029)              (14,252)                (29,204)              (28,504)
OTHER EXPENSE, net                                       (614)                 (235)                 (1,083)                 (750)
                                                      -------               -------                --------              --------
                                                      (14,643)              (14,487)                (30,287)              (29,254)

  Income before provision for income taxes              7,431                 5,383                  12,613                 6,292

PROVISION FOR INCOME TAXES                              4,263                 3,468                   7,713                 5,265
                                                      -------               -------                --------              --------
       Net income                                      $3,168                $1,915                  $4,900                $1,027
                                                      =======               =======                ========              ========
EARNINGS PER SHARE                                      $0.08                 $0.05                   $0.12                 $0.02
                                                      =======               =======                ========              ========
WEIGHTED AVERAGE EQUIVALENT
 COMMON SHARES OUTSTANDING                             41,779                41,770                  41,776                41,773
                                                      =======               =======                ========              ========
DIVIDENDS DECLARED PER
 COMMON SHARE                                            --                    --                      --                    --
                                                      =======               =======                ========              ========


 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE TWO FISCAL QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 25, 1995
                                   (IN 000'S)



                                                                                SEPTEMBER 30, 1996           SEPTEMBER 25, 1995
                                                                                ------------------           ------------------
                                                                                    (27 WEEKS)                   (26 WEEKS)
Cash Flows from Operating Activities:
  Net income                                                                         $  4,900                    $  1,027
                                                                                     --------                    --------
Adjustments to reconcile net income to
 net cash provided from (used in) operating activities-
      Depreciation and amortization                                                    14,376                      16,103
      Deferred debt cost amortization                                                   1,602                       1,537
      Senior subordinated discount note accretion                                         746                         651
      Decrease (increase) in-
            Receivables, net                                                           (2,512)                     (3,939)
            Inventories                                                                 3,157                         380
            Prepaid expenses and other                                                  1,249                       2,405
      Increase (decrease) in-
            Accounts payable                                                           (6,037)                     (1,272)
            Accrued expenses                                                            2,954                      (1,877)
            Accrued and deferred income taxes                                           1,089                         286
            Deferred revenues                                                          (4,466)                     (5,417)
                                                                                     --------                    --------
              Total adjustments                                                        12,158                       8,857
                                                                                     --------                    --------

        Net cash provided from operating activities                                    17,058                       9,884
                                                                                     --------                    --------

Cash Flows from Investing Activities:
  Capital expenditures                                                                 (3,581)                     (5,294)
  Acquisition of business                                                              (2,237)                        --
  Payments on note receivable                                                             --                        1,492
                                                                                     --------                    --------
        Net cash used in investing activities                                          (5,818)                     (3,802)
                                                                                     --------                    --------

Cash Flows from Financing Activities:
  Issuance of common stock                                                                 79                          56
  Loan and revolving credit commitment principal repayments                           (40,060)                    (50,250)
  Proceeds from term loan and revolving credit commitment                              30,000                      44,000
  Repayment of senior subordinated indebtedness                                           --                          (22)
  Purchase of treasury stock                                                              (17)                       (101)
                                                                                     --------                    --------
        Net cash used in financing activities                                          (9,998)                     (6,317)
                                                                                     --------                    --------
Net Increase (Decrease) in Cash and Cash Equivalents                                    1,242                        (235)

Cash and Cash Equivalents at Beginning of Period                                        4,643                       6,297
                                                                                     --------                    --------

Cash and Cash Equivalents at End of Period                                           $  5,885                    $  6,062
                                                                                     ========                    ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                                     $  5,429                     $    47
    Interest                                                                           25,307                      26,146


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                         (000's omitted in all tables)
                                  (unaudited)


(1)    BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media, Inc., (together with its wholly-owned subsidiary, American Media Operations, Inc., the "Company") for the fiscal year ended March 25, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the fiscal periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997.

The two fiscal quarters ended September 30, 1996 includes 27 weeks compared to 26 weeks in the same prior year fiscal period which ended on September 25, 1995.

(2)  INVENTORIES:

Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first out (LIFO) cost method of valuing its inventories. If the first-in, first-out (FIFO) cost method of valuation, which approximates market value, had been used, inventories would have been approximately $889,000 and $2,928,000 higher than the amounts reported in the accompanying consolidated balance sheets as of September 30 and March 25, 1996, respectively. Inventories are comprised of the following as of September 30 and March 25, 1996:

                                                    Sept. 30      March 25
                                                    --------      --------
        Raw materials -- newsprint...............   $ 7,598        $10,403
        Finished product -- newsprint, pro-
          duction and distribution costs of
          future issues..........................     3,771          4,123
                                                    -------        -------
                                                    $11,369        $14,526
                                                    =======        =======

(3)   INCOME TAXES:

The Company files a consolidated Federal income tax return. Income taxes have been provided based upon the Company's anticipated annual income tax rate.

(4)  CREDIT AGREEMENT:

As of September 30, 1996, the Company had $334.4 million in loans outstanding with its bank syndicate led by Chase Manhattan Bank (formerly "Chemical Bank"), as agent, (the "Credit Agreement") including $10.0 million borrowed under the Credit Agreement's $75 million revolving credit commitment.

As of September 30, 1996, the Company's effective interest rate on borrowings under the Credit Agreement was 8.0%. The effective interest rate for borrowings under the Credit Agreement averaged 8.0% for the fiscal quarter ended September 30, 1996 as compared to 8.5% on borrowings for the fiscal quarter ended September 25, 1995. For the two fiscal quarters ended September 30, 1996, the effective interest rate was 7.9% as compared to 8.4% for the same prior year period.

(5)  EARNINGS PER SHARE:

Earnings per share was calculated based upon the net income and the weighted average number of common equivalent shares outstanding during the period. Stock options were not considered in computing earnings per share as they were either anti-dilutive or immaterial. Fully diluted earnings per share is the same as primary earnings per share.

(6)   LITIGATION:

Various suits and claims arising in the ordinary course of business have been instituted against the Company. The Company has various insurance policies available to recover potential legal costs incurred by it. The Company periodically evaluates and assesses the risks and uncertainties associated with said litigation independent from those associated with its potential claim for recovery from third party insurance carriers. At present, in the opinion of management, after consultation with legal counsel, the liability resulting from said litigation, if any, will not have a material effect on the Company's consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had cash and cash equivalents of $5.9 million compared to $4.6 million at March 25, 1996. The Company's primary sources of liquidity are cash generated from operations and amounts available under the Company's $75 million revolving credit commitment.

As of September 30, 1996, the Company had a working capital deficit of $104.2 million. The Company believes that working capital, as traditionally defined, is not the best measurement of its liquidity position. The Company's business generates large amounts of cash, which typically is applied to reduce long-term debt. The Company's working capital deficits result principally from:

       > The Company's policy of using available cash to reduce borrowings which are recorded as non-current liabilities, thereby reducing current assets without a corresponding reduction in current liabilities;

       > The Company's minimal accounts receivable level relative to revenues, as most of the Company's sales revenues are received from national distributors as cash advances based on estimated single copy sales; and

       > Accounting for deferred revenues as a current liability. Deferred revenues are comprised of deferred subscriptions, advertising and single copy revenues and represent payments received in advance of the period in which the related revenues will be recognized.

The Company expects to continue to repay long-term debt with excess cash. Management believes that cash provided by operations will be adequate to meet its operating liquidity requirements, including all required payments of principal and interest, and is not aware of any commitment which would require unusual amounts of cash or which would change or otherwise restrict the Company's currently available capital resources. In addition, the Company does not intend to pay any cash dividends on its common stock in the foreseeable future. As of September 30, 1996, $10.0 million was borrowed under the Company's revolving credit commitment.

RESULTS OF OPERATIONS

Fiscal Quarter Ended September 30, 1996 vs Fiscal Quarter Ended September 25,
1995

Total revenues of $78,117,000 for the current fiscal quarter ended September 30, 1996 increased by $2,396,000 or 3.2% from the comparable prior fiscal year quarter.

Circulation revenues (which includes all single copy and subscription sales) of $67,717,000 increased $1,156,000 or 1.7% from the comparable prior year quarter due primarily to an 18.1% increase in SOAP OPERA MAGAZINE single copy unit sales in the current fiscal quarter. The $.10 per copy increases in cover price for NATIONAL ENQUIRER and STAR, which became effective with the July 23, 1996 issues have largely offset single copy unit sales declines from the comparable prior year quarter of 6.9% and 11.3%, respectively. Compared to the fiscal quarter ended July 1, 1996 NATIONAL ENQUIRER single copy unit sales were lower by 1.6% while STAR increased 4.0%. Single copy revenues from WEEKLY WORLD NEWS and COUNTRY WEEKLY were lower as single copy unit sales declined 12.7% and 7.8%, respectively, when compared to the same prior year quarter. Compared to the fiscal quarter ended July 1, 1996 WEEKLY WORLD NEWS and
COUNTRY WEEKLY single copy unit sales increased by 3.2% and 1.9%, respectively.

Subscription revenues of $9,515,000 increased $388,000 or 4.3% over the comparable prior year quarter as a result of 46% increase in subscription unit sales generated by Country Weekly.

Advertising revenues of $6,018,000 increased $449,000 or 8.1% compared to the prior year quarter reflecting higher advertising revenues for each of the Company's publications.

Total operating expenses of $56,043,000 increased $192,000 or less than 1% compared to the same prior year quarter. Production costs decreased by $1,210,000 reflecting recent declines in the market prices for paper. Distribution, circulation and other cost of sales together with general and administrative expenses increased by a combined total of $2,623,000 reflecting, primarily, costs associated with the Company's expansion of its in-store merchandising and data retrieval services to third-party clients. Television advertising expense was lower by $1,052,000 as the Company did not repeat the prior year quarter's national television advertising campaigns for National Enquirer and Star.

Interest expense decreased $223,000 to $14,029,000 from $14,252,000 in the comparable prior year quarter reflecting a decrease in average debt outstanding as well as lower average interest rates.

The Company's effective income tax rate for the current fiscal quarter and the same prior year period exceeded the statutory federal income tax rate of 35% as a result of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

Two Fiscal Quarters Ended September 30, 1996 vs
Two Fiscal Quarters Ended September 25, 1995

Total revenues of $157,966,000 for the current two fiscal quarters ended September 30, 1996 increased by $8,789,000 or 5.9% from the comparable prior year period. The current two fiscal quarters includes 27 weeks as compared to 26 weeks in the same prior year period.

Circulation revenues (which includes all single copy and subscription sales) of $136,840,000 increased $6,310,000 or 4.8% from the comparable prior year period due primarily to one additional issue for each publication in the current two fiscal quarters. The $.10 per copy increases in cover price for NATIONAL ENQUIRER and STAR, which became effective with the July 23, 1996 issues, have partially offset single copy unit sales declines from the comparable prior year two quarters of 4.1% and 11.9%, respectively. SOAP OPERA MAGAZINE single copy revenue was higher as average weekly single copy unit sales increased by approximately 14.8% when compared to the same prior year period. Although WEEKLY WORLD NEWS and COUNTRY WEEKLY average weekly sales declined 9.2% and 3.1%, respectively, when compared to the same prior year period their single copy revenues were favorably impacted by cover price increases.

Subscription revenues of $20,220,000 increased $1,713,000 or 9.3% over the comparable prior year two quarters as a result of one additional issue for each publication and higher levels of subscriptions generated by Country Weekly in the current two fiscal quarters.

Advertising revenues of $13,077,000 increased $1,485,000 or 12.8% compared to the two prior year quarters. On an equivalent number of issues basis, advertising revenues increased by approximately $1,001,000 or 8.6% reflecting, higher advertising revenues for each of the Company's publications.

On an equivalent number of issues basis and excluding television advertising and depreciation and amortization, operating expenses for the current two fiscal quarters increased by $1,731,000 or 1.8%. Production costs decreased on an equivalent basis by $492,000 reflecting recent declines in the market prices for paper. Distribution, circulation and other cost of sales together with general and administrative expenses increased by a combined equivalent total of $2,849,000 reflecting, primarily, costs associated with the Company's expansion of its in-store merchandising and data retrieval services to third-party clients. Television advertising expense was lower by $2,271,000 as the Company did not repeat the prior year period's national television advertising campaigns for National Enquirer and Star. Depreciation and amortization expense decreased as the amortization of an intangible asset with a 5-year life was completed in June 1995.

Interest expense increased $700,000 to $29,204,000 from $28,504,000 in the comparable prior year two quarters, reflecting, primarily, an additional week's interest in the current two fiscal quarters.

The Company's effective income tax rate for the current two fiscal quarters and the same prior year period exceeded the statutory federal income tax rate of 35% as a result of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
During the fiscal quarter ended September 30, 1996, the Company filed no reports on Form 8-K .

AMERICAN MEDIA, INC. AND SUBSIDIARY

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            American Media, Inc.
                                            --------------------
                                            Registrant



November 7, 1996                            By: /s/ Richard W. Pickert
----------------                                ----------------------
Date                                            Richard W. Pickert
                                                Senior Vice President
                                                Chief Financial Officer