Form 10-Q
period 1996-12-30
AMERICAN MEDIA INC
filed 1997-02-07
CIK 880555

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                                 ---------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period                          Commission file number 1-10784
ended December 30, 1996


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

                                 ---------------

America Media, Inc. (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.


As of February 3, 1997 (the latest practicable date) there were the following common shares outstanding -

        Class of Common Stock                        Number of shares
        ---------------------                        ----------------
                Class A                                  21,074,647
                Class C                                  20,702,005

================================================================================

                       AMERICAN MEDIA, INC. AND SUBSIDIARY

                               INDEX TO FORM 10-Q


                                                                       Pages(s)
                                                                       --------
PART I.  FINANCIAL INFORMATION:

                  Consolidated Balance Sheets...........................      3

                  Consolidated Statements of Operations.................      4

                  Consolidated Statements of Cash Flows.................      5

                  Notes to Consolidated Financial Statements............  6 - 7


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................. 8 - 11

PART II. OTHER INFORMATION..............................................     12


SIGNATURE...............................................................     13

                      AMERICAN MEDIA , INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      AS OF DECEMBER 30 AND MARCH 25, 1996
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)



                   ASSETS           December 30    March 25     LIABILITIES AND STOCKHOLDERS' EQUITY        December 30    March 25
                                    -----------    --------                                                 -----------    --------
                                    (Unaudited)                                                             (Unaudited)
CURRENT ASSETS:                                                CURRENT LIABILITIES:
  Cash and cash equivalents          $   8,363    $   4,643      Current maturities of term loan            $  39,368    $  34,744
  Receivables, net                       5,239        5,405      10.09% Zero Coupon Notes Due 1997             15,390         --
  Inventories                            9,122       14,526      Accounts payable                              15,280       17,776
  Prepaid expenses and other             3,062        4,077      Accrued expenses                              17,196       14,562
                                     ---------    ---------      Accrued interest                               7,804       12,178
          Total current assets          25,786       28,651      Accrued and current deferred
                                     ---------    ---------        income taxes                                 9,948        9,093
                                                                 Deferred revenues                             27,944       30,506
                                                                                                            ---------    ---------
PROPERTY AND EQUIPMENT, at cost:                                         Total current liabilities            132,930      118,859
  Land and improvements                  2,111        2,111                                                 ---------    ---------
  Buildings                              1,928        1,928    TERM LOAN AND REVOLVING CREDIT
  Machinery, fixtures and                                        COMMITMENT, net of current portion           285,072      309,756
   equipment                            15,544       11,781                                                 ---------    ---------
  Display racks                         19,225       18,424    SUBORDINATED INDEBTEDNESS:
                                     ---------    ---------      11.63% Senior Subordinated
                                        38,808       34,244        Notes Due 2004                             200,000      200,000
  Less - accumulated depreciation      (14,665)     (12,981)     10.09% Zero Coupon
                                     ---------    ---------        Notes Due 1997                                --         14,272
                                        24,143       21,263      10.38% Senior Subordinated
                                     ---------    ---------        Notes Due 2002                                 134          134
                                                                                                            ---------    ---------
                                                                                                              200,134      214,406
                                                                                                            ---------    ---------

DEFERRED DEBT COSTS, net                11,731       13,811    DEFERRED INCOME TAXES                            7,672        7,923
                                     ---------    ---------                                                 ---------    ---------
                                                               COMMITMENTS AND CONTINGENCIES
                                                                 (NOTE 6)
GOODWILL, net of accumulated                                   STOCKHOLDERS' EQUITY:
  amortization of $107,496                                       Common stock, $.01 par value;
  and $96,130                          497,755      509,121       issued and outstanding as follows -
                                     ---------    ---------        Class A - 21,390 and 21,071 in
                                                                   December; 21,377 and 21,069
                                                                   in March                                       214          214
OTHER INTANGIBLES, net of                                          Class C - 20,702 in December
  accumulated amortization of                                      and March                                      207          207
  $38,366 and $33,926                  109,634      114,074      Additional paid-in capital                    54,152       54,054
                                     ---------    ---------      Accumulated deficit                           (5,373)     (12,595)
                                                                 Less - Stock held in treasury,
                                     ---------    ---------        at cost                                     (5,959)      (5,904)
                                     $ 669,049    $ 686,920                                                 ---------    ---------
                                     =========    =========    TOTAL STOCKHOLDERS' EQUITY                      43,241       35,976
                                                                                                            ---------    ---------
                                                                                                            $ 669,049    $ 686,920
                                                                                                            =========    =========

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)



                                                 Fiscal Quarter Ended                Three Fiscal Quarters Ended
                                         -------------------------------------   -------------------------------------
                                         December 30, 1996   December 25, 1995   December 30, 1996   December 25, 1995
                                         -----------------   -----------------   -----------------   -----------------
                                                                                     (40 Weeks)          (39 Weeks)
OPERATING REVENUES:
  Circulation                                $ 66,393            $ 63,378            $ 203,233           $ 193,908
  Advertising                                   5,691               6,012               18,768              17,604
  Other                                         5,446               3,714               13,495              10,769
                                             --------            --------            ---------           ---------
                                               77,530              73,104              235,496             222,281
                                             --------            --------            ---------           ---------

OPERATING EXPENSES:
  Editorial                                     6,894               7,097               20,608              20,929
  Production                                   19,368              21,346               61,766              62,666
  Distribution, circulation and
    other cost of sales                        15,476              13,335               44,394              40,136
  Selling, general and
    administrative expenses                     7,971               6,618               22,902              19,193
  Television advertising                          313               1,556                1,042               4,556
  Depreciation and amortization                 7,422               7,136               21,798              23,239
                                             --------            --------            ---------           ---------
                                               57,444              57,088              172,510             170,719
                                             --------            --------            ---------           ---------

          Operating Income                     20,086              16,016               62,986              51,562

INTEREST EXPENSE                              (13,626)            (14,175)             (42,830)            (42,679)
OTHER EXPENSE, net                               (447)               (258)              (1,530)             (1,008)
                                             --------            --------            ---------           ---------
                                              (14,073)            (14,433)             (44,360)            (43,687)

  Income before provision for income taxes      6,013               1,583               18,626               7,875

PROVISION FOR INCOME TAXES                      3,691               2,058               11,404               7,323
                                             --------            --------            ---------           ---------
       Net income (loss)                     $  2,322            $   (475)           $   7,222           $     552
                                             ========            ========            =========           =========


EARNINGS PER SHARE                           $   0.06            $  (0.01)           $    0.17           $    0.01
                                             ========            ========            =========           =========

WEIGHTED AVERAGE EQUIVALENT
 COMMON SHARES OUTSTANDING                     41,782              41,766               41,778              41,771
                                             ========            ========            =========           =========

DIVIDENDS DECLARED PER
 COMMON SHARE                                     --                  --                   --                  --
                                             ========            ========            =========           =========

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE FISCAL QUARTERS ENDED DECEMBER 30, 1996 AND DECEMBER 25, 1995
                                   (IN 000'S)


                                                          December 30, 1996   December 25, 1995
                                                          -----------------   -----------------
                                                             (40 Weeks)          (39 Weeks)
Cash Flows from Operating Activities:
  Net income                                                  $  7,222            $    552
                                                              --------            --------
Adjustments to reconcile net income to
 net cash provided from operating activities-
      Depreciation and amortization                             21,798              23,239
      Deferred debt cost amortization                            2,380               2,302
      Senior subordinated discount note accretion                1,118                 988
      Decrease (increase), net of amounts acquired in-
            Receivables, net                                       412                 601
            Inventories                                          5,404              (1,443)
            Prepaid expenses and other                           1,134               3,636
      Increase (decrease), net of amounts assumed in-
            Accounts payable                                    (2,526)                973
            Accrued expenses                                    (2,428)             (7,999)
            Accrued and deferred income taxes                      604                  12
            Deferred revenues                                   (2,562)             (4,322)
                                                              --------            --------
              Total adjustments                                 25,334              17,987
                                                              --------            --------

        Net cash provided from operating activities             32,556              18,539
                                                              --------            --------

Cash Flows from Investing Activities:
  Capital expenditures                                          (6,282)             (6,979)
  Acquisition of business                                       (2,237)               --
  Payments on note receivable                                     --                 1,492
                                                              --------            --------
        Net cash used in investing activities                   (8,519)             (5,487)
                                                              --------            --------

Cash Flows from Financing Activities:
  Issuance of common stock                                          98                  67
  Loan and revolving credit commitment principal repayments    (66,060)            (63,250)
  Proceeds from term loan and revolving credit commitment       46,000              50,000
  Repayment of senior subordinated indebtedness                   --                   (22)
  Purchase of treasury stock                                       (55)               (121)
  Payment of deferred debt costs                                  (300)               (300)
                                                              --------            --------
        Net cash used in financing activities                  (20,317)            (13,626)
                                                              --------            --------

Net Increase (Decrease) in Cash and Cash Equivalents             3,720                (574)

Cash and Cash Equivalents at Beginning of Period                 4,643               6,297
                                                              --------            --------

Cash and Cash Equivalents at End of Period                    $  8,363            $  5,723
                                                              ========            ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                              $  9,608            $  2,377
    Interest                                                    43,644              46,135


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 1996
                          (000'S OMITTED IN ALL TABLES)
                                   (UNAUDITED)

(1)    BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media, Inc., (together with its wholly-owned subsidiary, American Media Operations, Inc., the "Company") for the fiscal year ended March 25, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the fiscal periods ended December 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997.

The three fiscal quarters ended December 30, 1996 includes 40 weeks compared to 39 weeks in the same prior year fiscal period which ended on December 25, 1995.

(2)  INVENTORIES:

Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first out (LIFO) cost method of valuing its inventories. If the first-in, first-out (FIFO) cost method of valuation, which approximates market value, had been used, inventories would have been approximately $859,000 and $2,928,000 higher than the amounts reported in the accompanying consolidated balance sheets as of December 30 and March 25, 1996, respectively. Inventories are comprised of the following as of December 30 and March 25, 1996:

                                                       Dec. 30       March 25
                                                       -------       --------
         Raw materials -- newsprint................    $ 5,417       $10,403
         Finished product -- newsprint, pro-
           duction and distribution costs of
           future issues...........................      3,705         4,123
                                                       -------       -------
                                                       $ 9,122       $14,526
                                                       =======       =======

(3)   INCOME TAXES:

The Company files a consolidated Federal income tax return. Income taxes have been provided based upon the Company's anticipated annual income tax rate.

(4)  CREDIT AGREEMENT:

As of December 30, 1996, the Company had $324.4 million in loans outstanding with its bank syndicate led by Chase Manhattan Bank (formerly "Chemical Bank"), as agent, (the "Credit Agreement"). No amounts were borrowed under the Credit Agreement's $75 million revolving credit commitment.

As of December 30, 1996, the Company's effective interest rate on borrowings under the Credit Agreement was 7.6%. The effective interest rate for borrowings under the Credit Agreement averaged 7.9% for the fiscal quarter ended December 30, 1996 as compared to 8.5% on borrowings for the fiscal quarter ended December 25, 1995. For the three fiscal quarters ended December 30, 1996, the effective interest rate was 7.9% as compared to 8.5% for the same prior year period.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 30, 1996, the Company had cash and cash equivalents of $8.4 million compared to $4.6 million at March 25, 1996. The Company's primary sources of liquidity are cash generated from operations and amounts available under the Company's $75 million revolving credit commitment.

As of December 30, 1996, the Company had a working capital deficit of $107.1 million. The Company believes that working capital, as traditionally defined, is not the best measurement of its liquidity position. The Company's business generates large amounts of cash, which typically is applied to reduce long-term debt. The Company's working capital deficits result principally from:

         - The Company's policy of using available cash to reduce borrowings which are recorded as non-current liabilities, thereby reducing current assets without a corresponding reduction in current liabilities;

         - The Company's minimal accounts receivable level relative to revenues, as most of the Company's sales revenues are received from national distributors as cash advances based on estimated single copy sales; and

         -        Accounting for deferred revenues as a current liability.
                  Deferred revenues are comprised of deferred subscriptions, advertising and single copy revenues and represent payments received in advance of the period in which the related revenues will be recognized.

The Company expects to continue to repay long-term debt with excess cash. Management believes that cash provided by operations will be adequate to meet its operating liquidity requirements, including all required payments of principal and interest, and is not aware of any commitment which would require unusual amounts of cash or which would change or otherwise restrict the Company's currently available capital resources. In addition, the Company does not intend to pay any cash dividends on its common stock in the foreseeable future. As of December 30, 1996, no amounts were borrowed under the Company's revolving credit commitment.

RESULTS OF OPERATIONS

Fiscal Quarter Ended December 30, 1996 vs Fiscal Quarter Ended December 25, 1995

Total revenues of $77,530,000 for the current fiscal quarter ended December 30, 1996 increased by $4,426,000 or 6.1% from the comparable prior fiscal year quarter.

Circulation revenues (which includes all single copy and subscription sales) of $66,393,000 increased $3,015,000 or 4.8% from the comparable prior year quarter due primarily to the $.10 per copy increases in cover price for National Enquirer and Star, which became effective with the July 23, 1996 issues. The price increases offset single copy unit sales declines from the comparable prior year quarter of 5.8% and 7.1% for National Enquirer and Star, respectively. Single copy revenues from Weekly World News were lower as single copy unit sales declined 6.8% when compared to the same prior year period. Compared to the fiscal quarter ended December 25, 1995 Soap Opera Magazine and Country Weekly single copy unit sales increased by 10.5% and 4.7%, respectively.

Subscription revenues of $9,558,000 increased $325,000 or 3.5% over the comparable prior year quarter as a result of 25% increase in subscription unit sales generated by Country Weekly.

Advertising revenues of $5,691,000 decreased $320,000 or 5.3% compared to the prior year quarter reflecting primarily the effect of fewer pages of advertising in Star.

Total operating expenses of $57,444,000 increased $356,000 or less than 1% compared to the same prior year quarter. Production costs decreased by $1,978,000 reflecting recent declines in the market prices for paper. Distribution, circulation and other cost of sales together with selling, general and administrative expenses increased by a combined total of $3,494,000 reflecting, primarily, costs associated with the Company's expansion of its in-store merchandising and data retrieval services to third-party clients. Television advertising expense was lower by $1,243,000 as the Company did not repeat the prior year quarter's national television advertising campaigns for National Enquirer and Star.

Interest expense decreased $549,000 to $13,626,000 from $14,175,000 in the comparable prior year quarter reflecting a decrease in the average balance of debt outstanding as well as lower average interest rates.

The Company's effective income tax rate for the current fiscal quarter and the same prior year period exceeded the statutory federal income tax rate of 35% as a result of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

Three Fiscal Quarters Ended December 30, 1996 vs
Three Fiscal Quarters Ended December 25, 1995

Total revenues of $235,496,000 for the current three fiscal quarters ended December 30, 1996 increased by $13,215,000 or 5.9% from the comparable prior year period. The current three fiscal quarters includes 40 weeks as compared to 39 weeks in the same prior year period.

Circulation revenues (which includes all single copy and subscription sales) of $203,233,000 increased $9,325,000 or 4.8% from the comparable prior year period due primarily to one additional issue for each publication in the current three fiscal quarters. The $.10 per copy increases in cover price for National Enquirer and Star, which became effective with the July 23, 1996 issues, have partially offset single copy unit sales declines from the comparable prior year three quarters of 4.6% and 10.4%, respectively. Soap Opera Magazine single copy revenue was higher as average weekly single copy unit sales increased by approximately 13.3% when compared to the same prior year period. Although Weekly World News and Country Weekly average weekly sales declined 8.4% and .6%, respectively, when compared to the same prior year period their single copy revenues were favorably impacted by cover price increases.

Subscription revenues of $29,778,000 increased $2,039,000 or 7.4% over the comparable prior year three quarters as a result of one additional issue for each publication and higher levels of subscriptions generated by Country Weekly and Soap Opera Magazine in the current three fiscal quarters.

Advertising revenues of $18,768,000 increased $1,164,000 or 6.6% compared to the three prior year quarters. On an equivalent number of issues basis, advertising revenues increased by approximately $695,000 or 3.9% reflecting, higher advertising revenues for each of the Company's publications, excluding Star.

On an equivalent number of issues basis and excluding television advertising and depreciation and amortization, operating expenses for the current three fiscal quarters increased by $3,004,000 or 2.1%. Production costs decreased on an equivalent basis by $2,444,000 reflecting recent declines in the market prices for paper. Distribution, circulation and other cost of sales together with selling, general and administrative expenses increased by a combined equivalent total of $6,285,000 reflecting, primarily, costs associated with the Company's expansion of its in-store merchandising and data retrieval services to third-party clients. Television advertising expense was lower by $3,514,000 as the Company did not repeat the prior year period's national television advertising campaigns for National Enquirer and Star. Depreciation and amortization expense decreased as the amortization of an intangible asset with a 5-year life was completed in June 1995.

Interest expense increased $151,000 to $42,830,000 from $42,679,000 in the comparable prior year three quarters, reflecting, primarily, an additional week's interest in the current three fiscal quarters offset by decreases in both the average balance of debt outstanding and average interest rates.

The Company's effective income tax rate for the current three fiscal quarters and the same prior year period exceeded the statutory federal income tax rate of 35% as a result of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
During the fiscal quarter ended December 30, 1996, the Company filed no reports on Form 8-K .

Exhibit 27       Financial Data Schedule (for SEC use only)

AMERICAN MEDIA, INC. AND SUBSIDIARY

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        American Media, Inc.
                                        --------------------
                                        Registrant



February 7, 1997                        By: /s/ Richard W. Pickert
----------------                            ----------------------
Date                                        Richard W. Pickert
                                            Senior Vice President
                                            Chief Financial Officer