Form 10-K
period 1997-03-31
AMERICAN MEDIA INC
filed 1997-06-20
CIK 880555

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               ------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).

                 FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                              OR

      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 FOR THE TRANSITION PERIOD FROM _______________ TO
                 _______________

                       COMMISSION FILE NUMBER 1-10784

                              AMERICAN MEDIA, INC.
           (Exact name of the registrant as specified in its charter)

               DELAWARE                                          65-0203383
    (State or other jurisdiction of                   (IRS Employee Identification No.)
     incorporation or organization)

600 EAST COAST AVENUE, LANTANA, FLORIDA                          33464-0002
    (Address of principal executive                              (Zip Code)
                offices)

            Registrant's telephone number, including area code (561) 540-1000

               Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each exchange
          Title of each class                                on which registered
 CLASS A COMMON STOCK, $.01 PAR VALUE                   NEW YORK STOCK EXCHANGE, INC.

        Securities registered pursuant to Section 12(g) of the Act: None

     American Media, Inc. (1) HAS FILED all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates was $120,374,000 based on the closing market price on the New York Stock Exchange Composite Tape on June 16, 1997 and determined by subtracting from the number of shares of Class A Common Stock outstanding on that date, the number of shares of Class A Common Stock held by directors, officers and the partnerships which in the aggregate have a majority of the combined voting power of all classes of American Media, Inc.'s outstanding common stock.

     As of June 16, 1997 there were 21,073,678 shares of Class A Common Stock and 20,702,005 shares of Class C Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III -- Portions of Registrant's Proxy Statement relating to the 1997 Annual Meeting of Stockholders to be held on August 13, 1997.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

  General

     American Media, Inc. ("Media") operates through its subsidiaries as a leading publisher in the field of personality journalism. American Media Operations, Inc., ("Operations") a wholly-owned subsidiary of Media (together, the "Company"), conducts all of the Company's business operations and owns substantially all of the Company's assets including the capital stock of its subsidiaries. Operations, through its subsidiaries, publishes NATIONAL ENQUIRER, STAR, WEEKLY WORLD NEWS, SOAP OPERA MAGAZINE, COUNTRY WEEKLY and SOAP OPERA NEWS, with a current aggregate weekly circulation in excess of 6 million copies. NATIONAL ENQUIRER and STAR have the second and third largest single copy circulation, respectively, of any weekly periodical. The Company derives over 86% of its revenues from circulation, predominantly single copy sales in supermarkets and other retail outlets, and the remainder from advertising and other sources. Operations' subsidiary, Distribution Services, Inc. ("DSI"), markets the Company's periodicals, as well as those of its client publishers, in approximately 175,000 locations in the United States and Canada, representing, in the opinion of management, virtually complete coverage of traditional periodical distribution outlets. In addition, DSI provides merchandising and information gathering services for non-publisher third parties.

     The Company's management strategy is to enhance revenues by raising the cover prices of its publications, expanding advertising sales, introducing new products and making acquisitions while at the same time reducing costs through measures such as increasing printing and distribution efficiencies and consolidating support functions. Consistent with this strategy, in fiscal 1997 the Company increased the cover prices of several of its publications, launched a new weekly publication, SOAP OPERA NEWS, and acquired a controlling interest in Frontline Marketing, Inc. ("Frontline") an in-store advertising company.

     The Company has explored and continues to explore other selected acquisition opportunities in areas related to its existing businesses. Any significant acquisitions would be subject to the covenants contained in the credit agreement dated November 10, 1994 among Operations, certain banks named therein (the "Banks") including The Chase Manhattan Bank, as Agent bank, (as amended from time to time, the "Credit Agreement") and indenture (the "Indenture") relating to the Company's 11 5/8% Senior Subordinated Notes due 2004. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

     The Company's business also includes licensing of its trademarks and copyrighted materials for television and video programming as well as syndicating its published material. The registered trademarks owned by the Company include "National Enquirer", a "Star" design, "Weekly World News", "Soap Opera Magazine", "Country Weekly" and "The Untold Story", and the Company has pending trademarks for "Enquiring Minds" and "Enquiring Minds Want to Know", among others. The Company considers its trademarks important to its business.

     Media was incorporated under the laws of Delaware in 1990. Operations was incorporated under the laws of Delaware in 1981. The headquarters and principal executive offices for both Media and Operations are located at 600 East Coast Avenue, Lantana, Florida 33464-0002 and the telephone number is (561) 540-1000.

  THE PUBLICATIONS

     The Company currently publishes six weekly periodicals:

          NATIONAL ENQUIRER, whose predecessors date back to 1926, is a general interest, tabloid format periodical with an editorial content devoted to celebrity features, human interest stories and service articles covering topics such as health, food and household affairs.

          STAR, which commenced publication in 1974, is a celebrity news-driven periodical with a strong emphasis on news of television performers and the lives of the rich and famous. Star complements this focus with human interest stories of ordinary people thrust into the limelight by extraordinary circumstances. Every issue also includes a variety of service features, such as food, fashion, health, fitness and parenting.

          WEEKLY WORLD NEWS, which commenced publication in 1979, is a black and white tabloid devoted to entertaining and unusual stories. The editorial content of WEEKLY WORLD NEWS is derived principally from rewritten stories and purchased photographs from agencies and periodicals around the world.

          SOAP OPERA MAGAZINE, which commenced publication in 1991, provides in-depth coverage of the ten network daytime soap opera programs including summaries of current story lines, exclusive interviews and extensive photo coverage of soap opera stars.

          COUNTRY WEEKLY, launched in April 1994, presents all aspects of country music, lifestyles, events and personalities.

          SOAP OPERA NEWS, the Company's newest magazine having been launched in March 1997, is a digest-sized publication covering all aspects of daytime television's soap opera programming including news, features and behind the scene stories about the shows and stars.

     The following table provides information reflecting a typical weekly issue for each of the publications:

                                                                      NEWSSTAND PRICE
                                                                          PER COPY           FULL PRICE
                           NUMBER OF    NUMBER OF                  ----------------------   SUBSCRIPTION
                             PAGES     COLOR PAGES   % EDITORIAL   UNITED STATES   CANADA    $ PER COPY
                           ---------   -----------   -----------   -------------   ------   ------------
National Enquirer........      48           30           70%           $1.39       $1.69       $0.92
Star.....................      48           30           78             1.39        1.69        0.92
Weekly World News........      48          n/a           76             1.25        1.35        0.67
Soap Opera Magazine......      52           52           86             1.59        1.89        0.92
Country Weekly...........      60           60           86             1.69        1.99        0.89
Soap Opera News..........     132          132           95             1.49        1.79        1.30

     Each of the publications, excluding SOAP OPERA NEWS, periodically publishes expanded issues in place of its regular weekly issue. Depending on the publication, expanded issues typically include 24 to 32 additional pages with domestic cover prices of $2.49 for NATIONAL ENQUIRER, STAR, SOAP OPERA MAGAZINE and COUNTRY WEEKLY and $1.95 for WEEKLY WORLD NEWS. Expanded issues may include an additional focus on particular topics of interest such as fashion, horoscope, artist awards, important celebrities and unusual occurrences in addition to the standard editorial content of a regular weekly issue.

     Also, on certain occasions special issues are published by NATIONAL ENQUIRER and STAR in addition to their regular weekly issues. Special issues, which are kept on sale for periods of two to three weeks, are typically 76 pages in length and have a domestic cover price of $2.50. Similar to an expanded issue, a special issue focuses on a particular topic of interest to its readers; however it excludes the editorial features normally found in either an expanded issue or a regular weekly issue. The Company plans to publish 24 expanded issues in fiscal 1998 and may offer special issues should opportunities arise. A table showing the number of expanded and special issues for the past three fiscal years follows:

                                              1997                 1996                 1995
                                       ------------------   ------------------   ------------------
                                       EXPANDED   SPECIAL   EXPANDED   SPECIAL   EXPANDED   SPECIAL
                                       --------   -------   --------   -------   --------   -------
National Enquirer....................     4          --        --          2        --          2
Star.................................     4          --         1          1        --          3
Weekly World News....................     5         n/a         3        n/a         1        n/a
Soap Opera Magazine..................     4         n/a         1        n/a         1        n/a
Country Weekly.......................     4         n/a         4        n/a         1        n/a

     In fiscal 1996, the Company also began publishing pocket-sized books under the name Micro Mags which cover such topics as diets, horoscopes, health and psychic phenomena, among others. The current cover price of the Micro Mags is $1.39. The Company plans to publish 8 releases in fiscal 1998, each with 4 titles.

OVERSEAS DISTRIBUTION AND FOREIGN OPERATIONS

     The Company distributes both weekly and special issues of NATIONAL ENQUIRER and WEEKLY WORLD NEWS in the United Kingdom, Europe and, to a minor extent, Asia. For fiscal 1997, combined average weekly foreign circulation (excluding Canada) was approximately 137,000 copies as compared to 122,000 in fiscal 1996. The revenues, operating profit and identifiable assets attributable to those markets are not material for any of the last three fiscal years.

EDITORIAL

     The editorial departments of the publications are independent operating entities and have different reporting structures. The editorial groups for NATIONAL ENQUIRER, WEEKLY WORLD NEWS and COUNTRY WEEKLY are based in Lantana, Florida, while editorial offices for STAR, SOAP OPERA MAGAZINE and SOAP OPERA NEWS are based in Tarrytown, New York.

     The editorial news gathering operations of NATIONAL ENQUIRER are conducted by 6 article editors who, together with their staff reporters in Lantana and Los Angeles, are responsible for developing stories. Under the supervision of an Editor, Executive Editor and Managing Editor, the stories flow from the articles editors to the writers and layout desks. A separate photo department is responsible for obtaining the pictures to be placed in the publication.

     The full time staff of approximately 70 is complemented by a network of more than 1,000 freelance reporters and other contributors who serve as story idea sources, information sources, reporters and photographers. Stories are rewritten in NATIONAL ENQUIRER style by a highly skilled team of writers. In addition, NATIONAL ENQUIRER has a separate research department consisting of eight employees, whose function is to provide fact checking for stories and to assist the editorial staff with original research.

     STAR's reporters, based in Los Angeles, Washington and New York and on assignment, report to a central news editor who is flanked by a photo editor with a worldwide network of photographers. The news and photo desks channel stories and pictures to the Executive Editor and the Editor-in-Chief, who decide on direction, scale and placement, and then brief the production team, consisting of the art desk and the copy desk.

     STAR's editorial staff consists of approximately 60 full-time employees and a freelance and editorial contributor network of approximately 150 persons. Fact checking for Star is accomplished by the editorial desks and a separate library staff assists with research for various stories.

     The editorial staffs of WEEKLY WORLD NEWS, SOAP OPERA MAGAZINE, COUNTRY WEEKLY and SOAP OPERA NEWS are comprised of approximately 16, 20, 25 and 26 persons, respectively, managed by each publication's editor.

     Each of the Company's publications uses graphic display computers to configure story layouts while editors determine the final text and perform a last review for accuracy. Once finalized, the completed issues are digitally transmitted to printing plants for printing.

     In addition to its editorial staff, each publication pays outside sources for story ideas, for information regarding "breaking stories" that is proved to be genuine and for exclusive stories regarding celebrities. The Company also pays free-lance photographers and free-lance reporters for their investigative journalism.

     Multiple sources as well as documentation are sought for all stories that are potentially controversial or subject to dispute. In addition, the Company retains special libel counsel to review, prior to publication, all sensitive stories and celebrity news and photos. Before publishing book excerpts, the Company generally obtains indemnification from the publisher, author and/or agent concerning publication rights and defamation.

CIRCULATION

     The Company's publications derive a major portion of their revenues from circulation, as opposed to advertising. More than 86% of the Company's consolidated revenue for fiscal 1997 was derived from circulation. Approximately 85% of its circulation revenue was generated by single copy sales and the remainder by subscriptions.

     CIRCULATION STRATEGY AND PRICING. The Company's strategy is to optimize circulation revenues and operating cash flow, as opposed to the unit sales of its publications. The Company believes that the single copy and subscription sales of its publications are not materially sensitive to moderate, periodic price increases, and that there is flexibility to increase both the cover and subscription prices. This belief is based on the price/circulation history of the publications and the pricing history of competing publications relative to the pricing history of the Company's titles.

     CIRCULATION TRENDS. The following table sets forth average weekly single copy and total unit sales of the Company's publications (excluding special issues) for the past three fiscal years (in thousands):

                                                    1997             1996             1995
                                               --------------   --------------   --------------
                                               SINGLE           SINGLE           SINGLE
                                                COPY    TOTAL    COPY    TOTAL    COPY    TOTAL
                                               ------   -----   ------   -----   ------   -----
National Enquirer............................  2,104    2,543   2,150    2,604   2,512    2,993
Star.........................................  1,858    2,212   2,025    2,397   2,268    2,672
Weekly World News............................    409      431     438      459     490      510
Soap Opera Magazine..........................    268      330     240      284     272      310
Country Weekly...............................    219      389     215      333     225      290

     Canadian sales during fiscal 1997 represented less than 10% of each publication's average weekly unit sales.

     Management believes declines in single copy circulation of NATIONAL ENQUIRER, STAR and WEEKLY WORLD NEWS resulted in part from increased competition from other publications and forms of media such as television and radio programs concentrating more heavily on celebrity news. See "Competition". In addition, a portion of such declines are due to the Company's strategy of optimizing circulation revenues and operating cash flows as opposed to maximizing unit sales.

     All of the Company's publications are sold with full return privileges. Copies not sold are returned to the wholesalers for destruction. The Company periodically audits the return procedures of its wholesalers.

SUBSCRIPTIONS

     Consistent with its strategy with respect to single copy circulation the Company's strategy with respect to subscriptions seeks to optimize subscription revenues and profitability as opposed to subscription unit sales. The Company accomplishes this strategy by focusing primarily on direct-to-publisher subscriptions, however, it also offers agency-sold discounted subscriptions when it believes that such sales will result in economically beneficial levels of full-price renewal subscriptions. All of the Company's publications except WEEKLY WORLD NEWS offer agency-sold subscriptions.

     Subscription copies are delivered as second class mail. Subscription fulfillment is performed by an unaffiliated company which charges a fee for its services.

     Renewal rates for the Company's publications (exclusive of subscriptions sold by direct mail agents) were 80% for NATIONAL ENQUIRER, 79% for STAR, 64% for WEEKLY WORLD NEWS, 64% for SOAP OPERA MAGAZINE and 63% for COUNTRY WEEKLY for subscriptions which expired during the first six months of the 1996 calendar year. Average weekly subscription unit sales for the past three fiscal years were as follows (in thousands):

                                                              1997   1996   1995
                                                              ----   ----   ----
National Enquirer...........................................  439    454    481
Star........................................................  354    372    404
Weekly World News...........................................   22     21     20
Soap Opera Magazine.........................................   62     44     38
Country Weekly..............................................  170    118     65

     Subscription unit sales declines for NATIONAL ENQUIRER and STAR are attributable to the same competitive factors as previously described for single copy unit sales declines.

     Each of the Company's publications sells both paid-in-advance and billed subscriptions for 52-week periods. Subscriptions of 16 to 26 weeks, depending upon the publication, are also available. Renewals are promoted through a series of mailings and, in some cases, a telephone call to the subscriber. In addition, subscriptions may be promoted through ads in sister publications.

ADVERTISING REVENUES

     The Company maintains advertising sales offices in New York City, Chicago, Los Angeles and Lantana that solicit advertisements for its publications. The following table shows advertising revenues generated by publication for the past three fiscal years (in millions):

                                                              1997    1996    1995
                                                              -----   -----   -----
National Enquirer...........................................  $13.5   $13.0   $14.9
Star........................................................    7.6     7.8    10.0
Weekly World News...........................................    1.4     1.2     1.2
Soap Opera Magazine.........................................    0.5     0.4     0.2
Country Weekly..............................................    1.3     0.9     0.7
                                                              -----   -----   -----
                                                              $24.3   $23.3   $27.0
                                                              =====   =====   =====

     The following table sets forth advertising revenues by category and as a percent of total advertising revenues for the past five fiscal years (dollars in millions):

                                           TOTAL        NATIONAL      MAIL ORDER     CLASSIFIED
                                        ADVERTISING    -----------    -----------    ----------
                                          REVENUE        $      %       $      %      $      %
                                        -----------    -----   ---    -----   ---    ----   ---
1997..................................     $24.3       $ 9.9   41%    $11.1   46%    $3.3   14%
1996..................................      23.3         8.9   38      11.1   48      3.3   14
1995..................................      27.0         8.9   33      15.0   56      3.1   11
1994..................................      25.9         9.0   35      13.8   53      3.1   12
1993..................................      29.4        11.1   38      14.6   50      3.7   12

     Management believes that the decline in advertising revenues since 1993 reflects a combination of factors including, increased competition for advertising revenues from other forms of media concentrating on celebrity news such as television and radio and the effects of decreased circulation levels of NATIONAL ENQUIRER and STAR.

     Tobacco advertising revenues totaled approximately $4.1 million in fiscal 1997 as compared to approximately $5.3 million in fiscal 1993. Management believes that tobacco advertising as a percentage of national advertising revenue may continue to decline.

MARKETING, MERCHANDISING AND INFORMATION GATHERING SERVICES

     DSI, consisting of more than 170 full time and 1,440 part time personnel, is responsible for marketing the Company's publications, as well as those of its client publishers, in racks at checkout counters in over 175,000 locations in the United States and Canada. DSI covers virtually all traditional periodical distribution outlets. Management believes that DSI's national coverage and marketing skills are one of the key factors that contribute significantly to sales of the Company's publications.

     Each week, the staff of DSI are routed to review product positions and reposition and restock racks of its clients at the checkout counters in more than 18,000 of the highest volume supermarkets, mass merchandisers and other retail outlets in the United States and Canada. DSI also coordinates or "quarterbacks" the design of rack displays in consultation with retailers and publishers, for approximately 40% of all checkout racks programs initiated annually in the United States and Canada. Although DSI receives no monetary compensation for serving as quarterback, it competes with other companies to serve as quarterback. Coordinating the design and magazine placement of racks enables the Company to obtain favorable positions for its publications which management believes is important in determining its sales volume. Publishers who are allocated space on a rack enter into contracts directly with the store owner for the payment of retail display allowances or other charges with respect to that space. Currently, the Company has more than $18 million invested in racks.

     DSI has contractual agreements to provide various marketing services to third-party clients in the publishing industry, including Hachette Filipacchi Magazines, Inc., which publishes WOMAN'S DAY, WOMAN'S DAY SPECIALS, ELLE, and MIRABELLA; Hearst Magazines, which publishes COSMOPOLITAN, GOOD HOUSEKEEPING, REDBOOK, COUNTRY LIVING, HARPER'S BAZAAR, HOUSE BEAUTIFUL and VICTORIA; Gruner + Jahr USA/Publishing, which publishes MCCALLS, FAMILY CIRCLE, FITNESS, PARENTS and YM; Wenner Media, Inc., which publishes US MAGAZINE and ROLLING STONE MAGAZINE; Rodale Press, Inc., which publishes PREVENTION and QUICK & HEALTHY COOKING; and Newsweek, Inc., which publishes NEWSWEEK.

     DSI has expanded its client base beyond the publishing industry by providing merchandising and information gathering services to various major packaged-products companies, retailers and other marketers. DSI has equipped its field force with hand-held computer terminals in order to enhance the timeliness and accuracy of its information gathering services. Management believes DSI has significant potential for further expansion.

     In September 1996, the Company acquired an 80% interest in Frontline an in-store advertising company for approximately $2.2 million in cash. Frontline sells advertising space to various product manufacturers and other national advertisers on signage it owns at the checkout counters in about 5,200 grocery stores and considers itself as a premier in-store advertising vehicle for new products and front-end brands. Frontline is responsible for maintaining the signage consisting of an elevated light display and pays the retailer a commission on advertising sales. DSI performs Frontline's field service work and Company management believes there may be additional benefits from offering Frontline's in-store advertising in combination with national advertising sales in the Company's publications.

PRODUCTION AND RAW MATERIALS

     An unrelated third party performs most of the prepress operations for the Company's publications and is responsible for transmitting them electronically to independent printing plants. All of the publications are printed utilizing the rotogravure printing process. The Company has a long-term printing agreement with an unrelated domestic printer to print NATIONAL ENQUIRER and STAR through December 2010. See Note 11 of Notes to Consolidated Financial Statements. This same printer also prints all of the Company's other publications except for NATIONAL ENQUIRER's United Kingdom edition and SOAP OPERA NEWS which are printed by other unrelated printers. Once printed, the copies are transported by truck to over 200 wholesalers in the United States and Canada who deliver the requisite number of copies to more than 175,000 retail sales locations. The Company believes its relationships with its printing companies are favorable and that there are printing facilities available elsewhere, should the need arise. The following table reflects the average weekly press run for the Company's publications during fiscal 1997 (in thousands):

                                                               AVERAGE
                                                              PRESS RUN
                                                              ---------
NATIONAL ENQUIRER...........................................    4,919
STAR........................................................    4,461
WEEKLY WORLD NEWS...........................................    1,125
SOAP OPERA MAGAZINE.........................................      811
COUNTRY WEEKLY..............................................      878

     The principal raw materials utilized by the Company's publications are paper and ink. Paper is purchased directly by the Company from several suppliers based upon pricing and, to a lesser extent, availability. Ink utilized by the Company's publications is supplied by the printers from at least two different ink suppliers. Both paper and ink are commodity products with pricing affected by demand, capacity and economic conditions. The Company believes that adequate sources of supply are, and will continue to be, available to fulfill its requirements.

     Since 1994, the interplay of worldwide demand for paper products and manufacturing capacity at paper mills has resulted in relatively significant paper price volatility for the Company, as well as other publishers. In response to these rising costs, the Company undertook several measures to reduce paper consumption including lowering the print orders of its publications and reducing both the number of pages and trim sizes of certain of its publications. These efforts combined with changes in paper demand and availability has resulted in a substantial decline in the Company's average paper costs during fiscal 1997. Although it is not possible to accurately forecast the future prices of paper, Company management believes prices in fiscal 1998 will likely be lower than the levels experienced in fiscal 1997.

COMPETITION

     All of the Company's publications compete in varying degrees with other publications focusing on personality journalism and those sold at retail checkout counters, as well as other forms of media concentrating on celebrity news, including daily newspapers and television and radio programs. The Company believes that its most direct competitors are Time Warner, Inc. (which publishes PEOPLE and ENTERTAINMENT WEEKLY), Wenner Media, Inc. (which publishes US MAGAZINE), News America Publishing Incorporated (which publishes TV GUIDE), Globe Communications Corp. (which publishes GLOBE, SUN and NATIONAL EXAMINER), K-III Magazine Corporation (which publishes SOAP OPERA DIGEST and SOAP OPERA WEEKLY), Bauer Publishing (which publishes SOAP OPERA UPDATE and SOAPS IN DEPTH) and Meredith Corp. (which publishes COUNTRY AMERICA). Competition for circulation is largely based upon the content of the publication, its placement in supermarkets and other retail outlets and, to a lesser extent, its price. Competition for advertising dollars is largely based upon circulation levels, readership, demographics, price and advertiser results. DSI competes with many other companies at various marketing and distribution levels, such as full-service national distributors, wholesalers, and publishers who have their own marketing organizations. Many of the Company's competitors have substantially larger operating staffs and greater capital resources than the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the executive officers of Media:

                                       AGE           OFFICE AND PRINCIPAL OCCUPATION
                                       ---           -------------------------------
Peter J. Callahan....................  55    Chairman, President, Chief Executive Officer and
                                               Director
Michael J. Boylan....................  50    Vice Chairman, Publishing Operations and
                                               Director
Maynard Rabinowitz...................  55    Vice Chairman, Finance, Administration and Legal
                                               Affairs, Secretary and Director
Iain Calder..........................  58    Executive Vice President
Anthony J. Bolland...................  43    Vice President and Director
Roy F. Coppedge, III.................  49    Vice President and Director
Richard W. Pickert...................  56    Senior Vice President and Chief Financial
                                               Officer
John Cocce...........................  51    Senior Vice President, Manufacturing
Anthony S. Hoyt......................  58    Senior Vice President, Publisher, NATIONAL
                                               ENQUIRER and STAR
Patrick M. Linskey...................  61    Executive Vice President, Corporate Marketing,
                                               National Enquirer, Inc
Harold E. Clontz.....................  49    Vice President and Editor, WEEKLY WORLD NEWS
Peter A. Nelson......................  41    Vice President, Controller and Chief Accounting
                                               Officer
Susan Napolitano.....................  43    Vice President, Human Resources
Richard E. Smith.....................  61    Vice President, Circulation
Robert Cornella......................  50    Vice President, Manufacturing
Michael R. Roscoe....................  50    President and Chief Executive Officer, DSI

     Mr. Callahan joined the Company in 1989 and has held his present position with Media since 1990. Mr. Callahan is also the owner, with others, of companies publishing approximately 50 magazines, including general interest magazines and trade publications. The companies include Macfadden Publishing, Inc., The Sterling/Macfadden Partnership and Macfadden Trade Publishing LLC (collectively, the "Macfadden Companies") Mr. Callahan has been a director of Media since 1990 and Operations since 1989.

     Mr. Boylan joined the Company in 1989 and has held his present position with Media since 1990. Mr. Boylan is also a part owner of certain of the Macfadden Companies. Mr. Boylan has been a director of Media since 1990 and Operations since 1989.

     Mr. Rabinowitz joined the Company in 1989 and has held his present position with Media since 1990. Mr. Rabinowitz is also a part owner of certain of the Macfadden Companies. Mr. Rabinowitz has been a director of Media since 1990 and Operations since 1989.

     Mr. Calder has been employed by the Company, its subsidiaries and predecessors in various executive and editorial positions for over 30 years. Mr. Calder has been a director of Media since 1990 and Operations since 1989.

     Mr. Bolland joined the Company in 1989 and has held his present position with Media since 1990. Since 1983, Mr. Bolland has been a partner of Boston Ventures Company Limited Partnership III and its predecessors, the general partner of Boston Ventures Limited Partnership III and Boston Ventures Limited Partnership IIIA (together, "Boston Ventures"). Boston Ventures together with its affiliates have made 39 investments totaling $974 million, predominantly in the media and communications industry. Mr. Bolland has been a director of Media since 1990 and of Operations since 1989.

     Mr. Coppedge joined the Company in 1989 and has held his present position with Media since 1990. Since 1983, Mr. Coppedge has been a partner of Boston Ventures Company Limited Partnership III. Mr. Coppedge has been a director of Media since 1990 and of Operations since 1989.

     Mr. Pickert joined the Company in 1986 as Vice President, Financial Operations and Treasurer and has been Senior Vice President and Chief Financial Officer of Media since February 1995.

     Mr. Cocce joined the Company in 1992 as Production Manager and became Senior Vice President, Manufacturing in February 1995.

     Mr. Hoyt joined the Company in April 1995 as Senior Vice President, Publisher NATIONAL ENQUIRER and STAR. Prior to joining the Company, Mr. Hoyt was employed by Hearst Corporation for 11 years where he held the position of Publisher of COSMOPOLITAN since July 1993.

     Mr. Linskey joined the NATIONAL ENQUIRER as Publisher in 1987 and has held his present position with Media since 1991.

     Mr. Clontz joined WEEKLY WORLD NEWS in 1981 and has held his present position with Media since 1990.

     Mr. Nelson joined the Company in 1989 as Controller and has been Vice President, Controller and Chief Accounting Officer of Media since February 1995.

     Ms. Napolitano has been employed by the Company for 18 years and has held her present position with Media since 1991.

     Mr. Smith joined the Company in 1991 and has served as Vice President, Circulation of Media since 1992.

     Mr. Cornella has been employed by the Company for 17 years and was promoted to Vice President, Manufacturing in February 1995. Prior to his promotion, Mr. Cornella held the position of Production Manager since 1979.

     Mr. Roscoe joined the Company in 1984 and was promoted to President, DSI in 1986. In December 1995 Mr. Roscoe was promoted to the position of President and Chief Executive Officer, DSI.

     All of the above named Executives were appointed by the Board of Directors of Media, and serve in the designated office at the pleasure of the Board of Directors, except where an executive officer's term of employment is set forth in an employment agreement.

EMPLOYEE RELATIONS

     The Company employs approximately 530 persons full-time and 1,500 part-time, of whom about 1,600 work for DSI. None of the Company's employees is represented by any union or other labor organization. There have been no strikes or work stoppages against the Company during the last five years. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company owns its headquarters buildings which are located in Lantana, Florida. The premises, which also houses the editorial staffs of NATIONAL ENQUIRER, WEEKLY WORLD NEWS and COUNTRY WEEKLY, consist of three one-story buildings with an aggregate of 33,700 square feet located on approximately 7.6 acres.

     The Company also leases 18,800 square feet in Tarrytown, New York for the editorial staffs of STAR, SOAP OPERA MAGAZINE and SOAP OPERA NEWS and 7,700 square feet in West Palm Beach, Florida for DSI. Various other smaller properties are leased primarily in New York and California for certain of the Company's other operations. The Company believes that all of its properties are in generally good condition and are adequate for current operations.

     All Company owned property is subject to a mortgage as security to the Banks under the Credit Agreement.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in a number of litigation matters which have arisen in the ordinary course of business. Although the plaintiffs in some of the Company's legal proceedings are alleging damages in excess of 10% of the Company's current assets, the Company does not believe that these lawsuits are material, either singly or in the aggregate. Because the focus of the Company's publications on personality journalism often involves controversial celebrities or subjects, the risk of libel litigation arises in the ordinary course of the Company's business. In addition, the Company's experience suggests that the claims for damages made in such lawsuits are heavily inflated and, in any event, any reasonably foreseeable liability or settlement in excess of policy deductibles would be covered by insurance. At May 8, 1997, the Company was a defendant in 7 libel-based lawsuits. In the opinion of the Company, the outcome of these proceedings will not have a material adverse impact on the Company's consolidated financial position or results of operations. During the five fiscal years ended March 31, 1997, the Company paid approximately $20.7 million in the aggregate for legal fees (including prepublication review and litigation), libel insurance premiums and libel-related settlements, including amounts covered by insurance payments. See "Business -- Editorial". The Company has not experienced any difficulty obtaining libel insurance and does not expect to experience any material difficulty in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's Security Holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Class A Common Stock, $.01 par value (the "Class A Stock") is listed on the New York Stock Exchange ("NYSE") under the symbol ENQ. The following table sets forth the high and low sales prices per share for each fiscal quarter for the two fiscal years ended March 31, 1997, as reported on the NYSE Composite Tape.

                        FISCAL 1997                             HIGH       LOW
                        -----------                             ----       ---
Fourth Quarter (from December 31, 1996 to March 31, 1997)...   $6        $5 3/8
Third Quarter (from October 1, 1996 to December 30, 1996)...    6 1/8     5
Second Quarter (from July 2, 1996 to September 30, 1996)....    5 7/8     4 1/2
First Quarter (from March 26, 1996 to July 1, 1996).........    5 1/4     2 7/8

                        FISCAL 1996
                        -----------
Fourth Quarter (from December 26, 1995 to March 25, 1996)...    4 5/8     3 3/8
Third Quarter (from September 26, 1995 to December 25,
  1995).....................................................    5 5/8     4
Second Quarter (from June 27, 1995 to September 25, 1995)...    7         5 1/8
First Quarter (from March 28, 1995 to June 26, 1995)........    7         5 3/4

     Media's authorized common stock consists of three classes, Class A Stock, Class B Common Stock, $.01 par value (the "Class B Stock") and Class C Common Stock, $.01 par value (the "Class C Stock") (collectively, the "Common Stock"), which are substantially identical except as to voting and conversion rights. Class A Stock has one vote per share on all matters, Class B Stock, none of which is outstanding, has one vote per share on all matters other than the election of directors, and Class C Stock has three votes per share on all matters. The Class B and Class C Stock are convertible into Class A Stock on a share-for-share basis at any time at the option of the holder. All of the outstanding shares of the Class C Stock, which is held by Messrs. Callahan, Boylan and Rabinowitz (together, the "Executive Group") and Boston Ventures will automatically convert into Class A Stock upon any transfer to a Non-Affiliate (as defined in Media's Certificate of Incorporation) of the Executive Group or Boston Ventures.

     Pursuant to a Stockholders, Registration Rights and Voting Agreement among the Executive Group and Boston Ventures and certain parties named therein, dated April 8, 1993 and as amended on March 20, 1997, the Executive Group and Boston Ventures have agreed to vote their respective shares of Class A Stock and Class C Stock in concert with respect to certain matters including the election of the Board of Directors of Media. In addition, the Executive Group and Boston Ventures have agreed to vote in concert with respect to a merger or consolidation of Media, sale or other disposition of Media, liquidation or dissolution of Media and any amendment of the certificate of incorporation or bylaws of Media which would have an adverse effect on any of the parties.

     As of May 12, 1997 there were approximately 260 shareholders of record of the Class A Stock. Since the Executive Group and Boston Ventures hold all of the outstanding shares of the Class C Stock and collectively own approximately 75.9% of the combined voting power of outstanding Media Common Stock they can, in general, determine the outcome of any matter submitted to the stockholders for approval.

     For the two fiscal years ended March 31, 1997 Media has paid no dividends and will pay no cash dividends on its common stock in the foreseeable future. Instead it will use cash generated from operating results primarily to make principal and interest payments on its indebtedness. In addition, the payment of future cash dividends may be dependent upon the availability of cash dividends from Operations, currently the Company's only material source of cash. Operations' ability to pay cash dividends, if any, is restricted under the terms of its indebtedness, particularly the Credit Agreement which limits aggregate dividend payments and requires the maintenance of certain financial ratios including operating cash flow and debt coverage ratios.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for each of the five fiscal years in the period ended March 31, 1997 below have been derived from the consolidated financial statements of the Company, which have been audited by independent certified public accountants. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K.

                                                                  FISCAL YEAR ENDED
                                              ---------------------------------------------------------
                                              MARCH 31,   MARCH 25,   MARCH 27,   MARCH 28,   MARCH 29,
                                               1997(1)      1996        1995        1994        1993
                                              ---------   ---------   ---------   ---------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Operating Revenues..........................  $315,988    $295,050    $315,299    $300,035    $275,384
Operating Expenses(2).......................   229,398     229,283     230,954     214,142     201,622
                                              --------    --------    --------    --------    --------
Operating Income............................    86,590      65,767      84,345      85,893      73,762
Interest Expense............................   (56,284)    (56,715)    (35,885)    (28,721)    (32,777)
Other Expense, Net..........................    (1,855)     (1,345)     (1,559)     (3,343)     (1,669)
                                              --------    --------    --------    --------    --------
Income before Income Taxes and Extraordinary
  Charge....................................    28,451       7,707      46,901      53,829      39,316
Income Taxes................................    16,440       8,714      23,490      26,016      19,886
                                              --------    --------    --------    --------    --------
Income (Loss) before Extraordinary Charge...    12,011      (1,007)     23,411      27,813      19,430
Extraordinary Charge(3).....................        --          --     (11,635)         --          --
                                              --------    --------    --------    --------    --------
Net Income (Loss)...........................  $ 12,011    $ (1,007)   $ 11,776    $ 27,813    $ 19,430
                                              ========    ========    ========    ========    ========
Earnings (Loss) per Share before
  Extraordinary Charge......................  $   0.29    $  (0.02)   $   0.56    $   0.67    $   0.47
Earnings (Loss) per Share...................      0.29       (0.02)       0.28        0.67        0.47
Cash Dividends per Share of Common
  Stock(4)..................................        --          --        7.10        0.20        0.19

BALANCE SHEET DATA:
Cash and Cash Equivalents...................  $  8,230    $  4,643    $  6,297    $  7,596    $  5,880
Total Assets................................   669,894     686,920     711,410     729,865     746,576
Total Debt(5)...............................   528,662     558,906     579,844     322,199     368,927
Total Stockholders' Equity (4)..............    47,781      35,976      37,016     321,331     301,842

OTHER DATA:
Depreciation................................  $  8,145    $  7,303    $  6,546    $  5,843    $  5,242
Amortization of Intangibles.................    21,075      23,075      28,504      28,278      29,898
Noncash Interest Expense(6).................     4,644       4,425       9,080      11,005       9,255
Capital Expenditures........................     8,526       9,072       8,307       7,724       7,590

---------------

(1) Fiscal 1997 includes 53 weeks as compared to 52 weeks for all other fiscal years presented.
(2) Data include television advertising expense of $1,217, $6,296, $9,441, $16,093 and $4,075 for fiscal years 1997, 1996, 1995, 1994 and 1993, respectively.
(3) Consists primarily of the write-off of deferred debt costs and charges relating to refinancing of the Company's indebtedness in November 1994.
(4) Reflects fiscal 1995 payment of a special dividend of $7 per share totaling $292,250.
(5) Increase in total debt in fiscal 1995 reflects the November 1994 refinancing of the Company's indebtedness in connection with the payment of a special dividend.
(6) Noncash interest expense represents accretion of discount interest on 10.09% Zero Coupon Notes Due 1997, certain 15% subordinated notes (retired in fiscal 1993) and amortization of deferred debt costs. See Notes 6 and 9 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had cash and cash equivalents of $8.2 million compared to $4.6 million at March 25, 1996. The Company's primary sources of liquidity are cash generated from operations and amounts available under the Company's revolving credit commitment.

     As of March 31, 1997, the Company had a working capital deficit of $112.0 million of which $59.1 million represents the current portion of long-term indebtedness. The Company's working capital needs are met by the large amounts of cash generated by its business as well as amounts available under the Credit Agreement's $75 million revolving credit commitment. A substantial portion of the Company's cash is used to service its indebtedness, including the payment of principal and interest. Temporary shortfalls in available cash are covered by borrowings under the revolving credit commitment which are reflected as long-term liabilities.

     Management believes that cash provided by operations will be adequate to meet its operating liquidity requirements, including all required payments of principal and interest and is not aware of any commitment which would require unusual amounts of cash or which would change or otherwise restrict the Company's currently available capital resources. In addition, the Company does not intend to pay any cash dividends on its common stock in the foreseeable future. As of March 31, 1997, $67 million was available under the Credit Agreement's revolving credit commitment.

RESULTS OF OPERATIONS

     Fiscal 1997 vs. Fiscal 1996. Total revenues were $315,988,000 for fiscal 1997 (which includes 53 weeks as compared to 52 weeks in fiscal 1996), an increase of $20,938,000 or 7.1% from total revenues of $295,050,000 in the prior fiscal year.

     Circulation revenues (which includes all single copy and subscription sales) of $273,567,000 increased $16,162,000 or 6.3% from the prior fiscal year as a result of one additional issue for each publication in fiscal 1997 as well higher revenues generated by NATIONAL ENQUIRER and SOAP OPERA MAGAZINE. Revenues from a $.10 per copy increase in cover price for NATIONAL ENQUIRER, effective with the July 23, 1996 issue, more than offset a decline in NATIONAL ENQUIRER'S average weekly single copy unit sales from fiscal 1996 of 2.1%; a similar price increase for STAR largely offset an average weekly unit sales decline of 8.2%. Management believes the declines in single copy sales of NATIONAL ENQUIRER and STAR, as well as many other publications sold at the check-out counter, are due primarily to the increasingly competitive print and electronic media coverage of personality journalism. SOAP OPERA MAGAZINE'S single copy revenue was higher as average weekly single copy unit sales increased by approximately 11.7% when compared to the prior year. Revenues were also favorably impacted by cover price increases for COUNTRY WEEKLY and WEEKLY WORLD NEWS which showed an increase of 1.9% and a decrease of 6.6%, respectively, in average weekly single copy unit sales when compared to fiscal 1996.

     Subscription revenues of $39,870,000 increased $2,445,000 or 6.5% over fiscal 1996 as a result of one additional issue for each publication and higher levels of subscriptions generated by COUNTRY WEEKLY and SOAP OPERA MAGAZINE.

     Advertising revenues of $24,280,000 increased $975,000 or 4.2% compared to fiscal 1996. On an equivalent number of issues basis, advertising revenues increased by approximately $517,000 or 2.2% reflecting higher levels of national advertising in both NATIONAL ENQUIRER and COUNTRY WEEKLY.

     Operating expenses for fiscal 1997 on an equivalent number of weeks basis (after deducting television advertising and depreciation and amortization) increased by $2,598,000 or 1.3%. Distribution, circulation and other cost of sales together with selling, general and administrative expenses increased by a combined total of $8,674,000 on an equivalent basis primarily reflecting costs associated with the Company's expansion of its in-store marketing, merchandising and information gathering services and higher subscription expenses. Production expense was lower by $6,059,000 on an equivalent basis as a result of reduced average paper costs in fiscal 1997 as compared to the prior year. Television advertising expense was lower by $5,079,000 as the Company did not repeat the fiscal 1996 national advertising campaigns for NATIONAL ENQUIRER and STAR. Depreciation and amortization expense decreased as the amortization of an intangible asset with a 5-year life was completed in June 1995.

     Interest expense decreased $431,000 in fiscal 1997 to $56,284,000 from $56,715,000 in the prior fiscal year. Decreases in the average outstanding indebtedness more than offset one additional week's interest in the current fiscal year.

     The Company's effective income tax rates were 57.8% and 113.1% for fiscal years 1997 and 1996, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates result primarily from goodwill amortization which is not deductible for income tax reporting purposes (see Note 4 of Notes to Consolidated Financial Statements).

     FISCAL 1996 VS. FISCAL 1995. Total revenues were $295,050,000 for fiscal 1996, a decrease of 6.4% from total revenues of $315,299,000 for the prior fiscal year.

     Circulation revenues (which includes all single copy and subscription sales) of $257,405,000 decreased $15,651,000 or 5.7% from the prior fiscal year. The decrease is primarily a result of declines in single copy unit sales of 14.4% and 10.7% for NATIONAL ENQUIRER and STAR, respectively. Declines in single copy circulation were offset, in part, by price increases in NATIONAL ENQUIRER and STAR to $1.29 from $1.25 on March 28, 1995 (issue date). Management believes the declines in single copy sales of NATIONAL ENQUIRER and STAR, as well as many other publications sold at the check-out counter, are due primarily to the increasingly competitive print and electronic media coverage of personality journalism.

     Subscription revenues of $37,425,000 increased $3,903,000 or 11.6% over fiscal 1995 as a result of both the subscriptions generated by COUNTRY WEEKLY and higher levels of full-price subscriptions sold by NATIONAL ENQUIRER and STAR.

     Advertising revenues of $23,305,000 decreased $3,728,000 or 13.8% compared to the prior fiscal year. The advertising revenue decrease was caused primarily by declines of 10.7% and 17.8% in NATIONAL ENQUIRER and STAR advertising pages, respectively, reflecting weakness in direct response advertising, particularly in the collectibles market, as well as continued pressure on average advertising revenue per page.

     Other revenues of $14,340,000 decreased $870,000 or 5.7% resulting primarily from the expiration in fiscal 1995 of an agreement to provide merchandising services to an unrelated client by DSI.

     Production expense of $84,830,000 increased $9,883,000 or 13.2% reflecting substantially higher paper costs in fiscal 1996 during which the average cost of the Company's paper increased to $725 a metric ton from approximately $490 a metric ton in fiscal 1995. Offsetting these higher paper costs, during fiscal 1996 the Company took steps to reduce paper consumption including lowering the print orders of its publications and reducing the trim sizes of NATIONAL ENQUIRER, STAR and WEEKLY WORLD NEWS. In addition, production and prepress expense savings were achieved from the consolidation of the printing operations of WEEKLY WORLD NEWS, SOAP OPERA MAGAZINE and COUNTRY WEEKLY.

     Total operating expenses, despite the substantial increase in paper costs, declined by $1,671,000 to $229,283,000 in fiscal 1996 from $230,954,000 in the prior fiscal year due primarily to reduced intangibles amortization and continued emphasis by management on cost containment.

     Interest expense increased $20,830,000 in fiscal 1996 to $56,715,000 from $35,885,000 in the prior fiscal year reflecting higher average outstanding indebtedness resulting from a November 1994 refinancing in connection with the payment of a special dividend of $7 per share totaling $292,250,000.

     The Company's effective income tax rates were 113.1% and 50.1% for fiscal years 1996 and 1995, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates result primarily from goodwill amortization which is not deductible for income tax reporting purposes (see Note 4 of Notes to Consolidated Financial Statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE(S)
                                                              -------
FINANCIAL STATEMENTS:
  Report of Independent Certified Public Accountants........    16
  Consolidated Balance Sheets as of March 31, 1997 and March
     25, 1996...............................................    17
  Consolidated Statements of Income for Each of the Three
     Fiscal Years in the Period Ended March 31, 1997........    18
  Consolidated Statements of Stockholders' Equity for Each
     of the Three Fiscal Years in the Period Ended March 31,
     1997...................................................    19
  Consolidated Statements of Cash Flows for Each of the
     Three Fiscal Years in the Period Ended March 31,
     1997...................................................    20
  Notes to Consolidated Financial Statements................  21-30

SCHEDULE:
  I. Condensed Financial Information of Registrant as of
     March 31, 1997 and March 25, 1996 and for Each of the
     Three Fiscal Years in the Period Ended March 31,
     1997...................................................  31-32

     Schedules other than that listed above have been omitted since the information is not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
American Media, Inc.:

     We have audited the accompanying consolidated balance sheets of American Media, Inc. (a Delaware corporation) and subsidiary as of March 31, 1997 and March 25, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Media, Inc. and subsidiary as of March 31, 1997 and March 25, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule I is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida
April 30, 1997

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 1997 AND MARCH 25, 1996
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)

                                                                1997          1996
                                                              --------      --------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  8,230      $  4,643
  Receivables, net..........................................     8,190         5,405
  Inventories...............................................    13,391        14,526
  Prepaid income taxes......................................        --         1,184
  Prepaid expenses and other................................     2,719         2,893
                                                              --------      --------
         Total current assets...............................    32,530        28,651
                                                              --------      --------
PROPERTY AND EQUIPMENT, at cost:
  Land and buildings........................................     4,039         4,039
  Machinery, fixtures and equipment.........................    16,159        11,781
  Display racks.............................................    18,854        18,424
                                                              --------      --------
                                                                39,052        34,244
  Less -- accumulated depreciation..........................   (14,819)      (12,981)
                                                              --------      --------
                                                                24,233        21,263
                                                              --------      --------
DEFERRED DEBT COSTS, net....................................    11,011        13,811
                                                              --------      --------
GOODWILL, net of accumulated amortization of $111,285 and
  $96,130...................................................   493,966       509,121
                                                              --------      --------
OTHER INTANGIBLES, net of accumulated amortization of
  $39,846 and $33,926.......................................   108,154       114,074
                                                              --------      --------
                                                              $669,894      $686,920
                                                              ========      ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of term loan..............................  $ 43,355      $ 34,744
  10.09% Zero Coupon Notes Due 1997.........................    15,772            --
  Accounts payable..........................................    13,863        17,776
  Accrued expenses..........................................    18,143        14,562
  Accrued interest..........................................    10,037        12,178
  Accrued and current deferred income taxes.................    11,022         9,093
  Deferred revenues.........................................    32,348        30,506
                                                              --------      --------
         Total current liabilities..........................   144,540       118,859
                                                              --------      --------
TERM LOAN AND REVOLVING CREDIT COMMITMENT, net of current
  portion...................................................   269,401       309,756
                                                              --------      --------
SUBORDINATED INDEBTEDNESS:
  11.63% Senior Subordinated Notes Due 2004.................   200,000       200,000
  10.09% Zero Coupon Notes Due 1997.........................        --        14,272
  10.38% Senior Subordinated Notes Due 2002.................       134           134
                                                              --------      --------
                                                               200,134       214,406
                                                              --------      --------
DEFERRED INCOME TAXES.......................................     8,038         7,923
                                                              --------      --------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; issued and outstanding as
    follows --
    Class A -- 21,402 and 21,078 in 1997; 21,377 and 21,069
     in 1996................................................       214           214
    Class C -- 20,702 in 1997 and 1996......................       207           207
  Additional paid-in capital................................    53,927        54,054
  Accumulated deficit.......................................      (584)      (12,595)
  Less -- Stock held in treasury, at cost...................    (5,983)       (5,904)
                                                              --------      --------
TOTAL STOCKHOLDERS' EQUITY..................................    47,781        35,976
                                                              --------      --------
                                                              $669,894      $686,920
                                                              ========      ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)

                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                              MARCH 31,   MARCH 25,   MARCH 27,
                                                                1997        1996        1995
                                                              ---------   ---------   ---------
OPERATING REVENUES:
  Circulation...............................................  $273,567    $257,405    $273,056
  Advertising...............................................    24,280      23,305      27,033
  Other.....................................................    18,141      14,340      15,210
                                                              --------    --------    --------
                                                               315,988     295,050     315,299
                                                              --------    --------    --------
OPERATING EXPENSES:
  Editorial.................................................    28,369      27,851      30,128
  Production................................................    80,286      84,830      74,947
  Distribution, circulation and other cost of sales.........    60,514      53,601      56,438
  Selling, general and administrative expenses..............    29,792      26,327      24,950
  Television advertising....................................     1,217       6,296       9,441
  Depreciation and amortization.............................    29,220      30,378      35,050
                                                              --------    --------    --------
                                                               229,398     229,283     230,954
                                                              --------    --------    --------
  Operating income..........................................    86,590      65,767      84,345
INTEREST EXPENSE............................................   (56,284)    (56,715)    (35,885)
OTHER EXPENSE, net..........................................    (1,855)     (1,345)     (1,559)
                                                              --------    --------    --------
  Income before provision for income taxes and extraordinary
     charge.................................................    28,451       7,707      46,901
PROVISION FOR INCOME TAXES..................................    16,440       8,714      23,490
                                                              --------    --------    --------
  Income (loss) before extraordinary charge.................    12,011      (1,007)     23,411
EXTRAORDINARY CHARGE, net of income taxes (Note 6)..........        --          --     (11,635)
                                                              --------    --------    --------
  Net income (loss).........................................  $ 12,011    $ (1,007)   $ 11,776
                                                              ========    ========    ========
EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary charge.................  $   0.29    $  (0.02)   $   0.56
  Extraordinary charge......................................        --          --       (0.28)
                                                              --------    --------    --------
  Net income (loss).........................................  $   0.29    $  (0.02)   $   0.28
                                                              ========    ========    ========
WEIGHTED AVERAGE SHARES.....................................    41,777      41,770      41,755
                                                              ========    ========    ========
DIVIDENDS PER SHARE.........................................  $     --    $     --    $   7.10
                                                              ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997
                                   (IN 000'S)

                                   COMMON STOCK, $.01 PAR VALUE
                                 ---------------------------------
                                     CLASS A           CLASS C       ADDITIONAL                   TREASURY STOCK
                                 ---------------   ---------------    PAID-IN     ACCUMULATED    ----------------
                                 SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT      SHARES   AMOUNT
                                 ------   ------   ------   ------   ----------   -----------    ------   -------
Balance, March 28, 1994........  20,806    $208    21,219    $212    $ 345,850     $(19,189)      283     $(5,750)
Issuance of common stock.......      33      --        --      --          349           --        --          --
Conversion of common stock.....     517       5      (517)     (5)          --           --        --          --
Acquisition of treasury
  stock........................      --      --        --      --           --           --         1         (15)
Common stock dividends.........      --      --        --      --     (292,250)      (4,175)       --          --
Net income.....................      --      --        --      --           --       11,776        --          --
                                 ------    ----    ------    ----    ---------     --------       ---     -------
Balance, March 27, 1995........  21,356     213    20,702     207       53,949      (11,588)      284      (5,765)
Issuance of common stock.......      21       1        --      --          105           --        --          --
Acquisition of treasury
  stock........................      --      --        --      --           --           --        24        (139)
Net loss.......................      --      --        --      --           --       (1,007)       --          --
                                 ------    ----    ------    ----    ---------     --------       ---     -------
Balance, March 25, 1996........  21,377     214    20,702     207       54,054      (12,595)      308      (5,904)
Issuance of common stock.......      25      --        --      --          124           --        --          --
Acquisition of treasury
  stock........................      --      --        --      --           --           --        16         (79)
Other..........................      --      --        --      --         (251)          --        --          --
Net income.....................      --      --        --      --           --       12,011        --          --
                                 ------    ----    ------    ----    ---------     --------       ---     -------
Balance, March 31, 1997........  21,402    $214    20,702    $207    $  53,927     $   (584)      324     $(5,983)
                                 ======   =====    ======    ====    =========     ========      ====     =======

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997
                                   (IN 000'S)

                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                              MARCH 31,   MARCH 25,   MARCH 27,
                                                                1997        1996        1995
                                                              ---------   ---------   ---------
Cash Flows from Operating Activities:
  Net income (loss).........................................  $ 12,011    $ (1,007)   $  11,776
                                                              --------    --------    ---------
Adjustments to reconcile net income (loss) to net cash
  provided from operating activities --
  Extraordinary charge, net of income taxes.................        --          --       11,635
  Depreciation and amortization.............................    29,220      30,378       35,050
  Deferred debt cost amortization...........................     3,144       3,090        2,098
  Senior subordinated discount note accretion...............     1,500       1,335        6,982
  Deferred income tax provision.............................     1,180         398        3,963
  Decrease (increase) in --
     Receivables, net.......................................    (2,539)       (517)      (1,144)
     Inventories............................................     1,135      (5,895)       4,081
     Prepaid income taxes...................................     1,184       3,742       (4,926)
     Prepaid expenses and other.............................       293         443        1,001
  Increase (decrease) in --
     Accounts payable.......................................    (3,943)      1,590         (351)
     Accrued expenses.......................................     2,893      (4,560)      (2,350)
     Accrued interest.......................................    (2,141)       (699)       8,143
     Accrued and current deferred income taxes..............       864         416        2,258
     Deferred revenues......................................     1,842         343        2,357
                                                              --------    --------    ---------
          Total adjustments.................................    34,632      30,064       68,797
                                                              --------    --------    ---------
          Net cash provided from operating activities.......    46,643      29,057       80,573
                                                              --------    --------    ---------
Cash Flows from Investing Activities:
  Capital expenditures......................................    (8,526)     (9,072)      (8,307)
  Acquisition of business...................................    (2,236)         --           --
  Payments on note receivable...............................        --       1,492          419
                                                              --------    --------    ---------
          Net cash used in investing activities.............   (10,762)     (7,580)      (7,888)
                                                              --------    --------    ---------
Cash Flows from Financing Activities:
  Term loan and revolving credit commitment principal
     repayments.............................................   (85,744)    (73,250)    (184,750)
  Proceeds from term loan and revolving credit commitment...    54,000      51,000      428,500
  Repayment of senior subordinated indebtedness.............        --         (23)    (204,653)
  Proceeds from senior subordinated indebtedness............        --          --      200,000
  Payment of deferred debt costs............................      (344)       (825)     (16,990)
  Dividends paid............................................        --          --     (296,425)
  Other.....................................................      (206)        (33)         334
                                                              --------    --------    ---------
          Net cash used in financing activities.............   (32,294)    (23,131)     (73,984)
                                                              --------    --------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents........     3,587      (1,654)      (1,299)
Cash and Cash Equivalents at Beginning of Year..............     4,643       6,297        7,596
                                                              --------    --------    ---------
Cash and Cash Equivalents at End of Year....................  $  8,230    $  4,643    $   6,297
                                                              ========    ========    =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for --
     Income taxes...........................................  $ 13,203    $  4,143    $  22,178
     Interest...............................................    53,763      53,709       19,351

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000'S OMITTED IN ALL TABLES EXCEPT SHARE INFORMATION)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of American Media, Inc. ("Media"), its wholly-owned subsidiary, American Media Operations, Inc. ("Operations") and its subsidiaries (National Enquirer, Inc., Star Editorial, Inc., SOM Publishing, Inc., Weekly World News, Inc., Country Weekly, Inc. and Distribution Services, Inc., among others), collectively, the "Company". The Company publishes six weekly publications: NATIONAL ENQUIRER, STAR, SOAP OPERA MAGAZINE, WEEKLY WORLD NEWS, COUNTRY WEEKLY and SOAP OPERA NEWS. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year, which ends on the last Monday in March, includes 53 weeks for the fiscal year ended March 31, 1997 as compared to 52 weeks for the fiscal years ended March 25, 1996 and March 27, 1995.

REVENUE RECOGNITION

     Substantially all publication sales, except subscriptions, are made through an unrelated distributor. Issues, other than special topic issues, are placed on sale approximately one week prior to the issue date; however, circulation revenues and related expenses are recognized for financial statement purposes on an issue date basis (i.e., off sale date). Special topic issue revenues and related expenses are recognized at the on sale date. On the date each issue is placed on sale, the Company receives a percentage of the issue's estimated sales proceeds for its publications as an advance from the distributors. All of the Company's publications are sold with full return privileges.

     Revenues from copy sales are net of reserves provided for expected sales returns which are established in accordance with generally accepted accounting principles after considering such factors as sales history and available market information. The Company continually monitors the adequacy of the reserves and makes adjustments when necessary.

     Subscriptions received in advance of the issue date are recognized as income over the term of the subscription on a straight-line basis. Advertising revenues are recognized in the period in which the related advertising appears in the publications.

     Deferred revenues were comprised of the following:

                                                               1997      1996
                                                              -------   -------
Single Copy.................................................  $ 7,872   $ 7,687
Subscriptions...............................................   24,114    22,421
Advertising.................................................      362       398
                                                              -------   -------
                                                              $32,348   $30,506
                                                              =======   =======

     Other revenues, primarily from marketing services performed for third parties by Distribution Services, Inc., are recognized when the service is performed.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

             (000'S OMITTED IN ALL TABLES EXCEPT SHARE INFORMATION)

PROPERTY AND EQUIPMENT

     The Company uses straight-line and accelerated depreciation methods for financial reporting and Federal income tax purposes, respectively. The estimated lives used in computing depreciation for financial reporting purposes are as follows:

                                                              YEARS
                                                              -----
Buildings...................................................    22
Machinery, fixtures and equipment...........................  3-10
Display racks...............................................     3

INVENTORIES

     Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) cost method of valuing its inventories. If the first-in, first-out (FIFO) cost method of valuation, which approximates market value, had been used, inventories would have been approximately $810,000 lower, due to recent declines in paper costs, and $2,928,000 higher than the amounts reported in the accompanying consolidated balance sheets for 1997 and 1996, respectively. Paper inventory for 1997 is stated in accordance with generally accepted accounting principles at LIFO cost as the use of such inventory would result in normal historical gross margins. Inventories are comprised of the following:

                                                               1997      1996
                                                              -------   -------
Raw materials -- paper......................................  $ 9,477   $10,403
Finished product -- paper, production and distribution costs
  of future issues..........................................    3,914     4,123
                                                              -------   -------
                                                              $13,391   $14,526
                                                              =======   =======

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation related to stock options using a fair value based method. As permitted under SFAS No. 123, the Company has chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the shares underlying the options in excess of the exercise price at the date of grant.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of the accompanying consolidated statements of cash flows, the Company considers cash and cash equivalents to be cash on hand or deposited in demand deposit accounts with financial institutions and highly liquid investments purchased with an original maturity of three months or less.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

             (000'S OMITTED IN ALL TABLES EXCEPT SHARE INFORMATION)

(2)  INTANGIBLE ASSETS

     Purchase price allocations for acquisitions have been made in accordance with Accounting Principles Board Opinion No. 16. The excess of the purchase price, including liabilities assumed, over tangible net assets acquired has been allocated to either specifically identified intangibles or goodwill.

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company considers certain events and circumstances including, among others, the historical and projected operating results of acquired businesses, industry trends and general economic conditions to assess whether the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. When such assessment indicates that an intangible asset should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow over the remaining life of the intangible asset in measuring the recoverability. No such event has occurred to the knowledge of the Company, and the Company has determined there to be no impairment. The adoption of this statement in fiscal 1997 had no impact on the Company's consolidated financial position or results of operations.

     Goodwill is amortized on a straight-line basis over 40 years. For each of the fiscal years 1997, 1996 and 1995, amortization of goodwill charged to depreciation and amortization in the accompanying consolidated statements of income totaled approximately $15,155,000.

     Certain intangible assets recorded in connection with the acquisition of STAR are amortized on a straight-line basis over their estimated useful lives of 5 to 25 years. Amortization expense relating to these intangible assets for fiscal years 1997, 1996 and 1995, totaling approximately $5,920,000, $7,920,000 and $13,350,000 respectively, is included in depreciation and amortization in the accompanying consolidated statements of income.

(3)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments is as follows:

                                                     1997                   1996
                                              -------------------    -------------------
                                              CARRYING     FAIR      CARRYING     FAIR
                                               AMOUNT     VALUE       AMOUNT     VALUE
                                              --------   --------    --------   --------
Term loan and revolving credit facility,
  including current portion.................  $312,756   $312,756    $344,500   $344,500
Subordinated indebtedness...................   215,906    230,407     214,406    221,406
Interest rate swap agreement liability......        88        170         102      1,194

     The fair value of the Company's financial instruments is estimated based on the quoted market prices for the same or similar issues or on the current rate offered to the Company for financial instruments of the same remaining maturities. The carrying amount for cash equivalents approximates fair value because of the short maturity of those instruments.

     In May 1995, the Company entered into a three-year $100 million notional amount interest rate swap agreement which effectively converts a portion of its variable-rate debt to fixed-rate debt at 6.3% per annum to reduce the Company's risk of incurring higher interest costs in the event of rising interest rates. Net interest paid or received related to such agreements is recorded using the accrual method as an adjustment to interest expense. The carrying amount for the interest rate swap agreement represents net interest payable as of period

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

             (000'S OMITTED IN ALL TABLES EXCEPT SHARE INFORMATION)

end. In July 1994, the Company terminated an interest rate swap agreement resulting in a gain of $1,500,000 which was amortized as a reduction of interest expense through April 1996. Net interest income (expense) related to interest rate swap agreements totaled $(793,000), $405,000 and $806,000 for fiscal years 1997, 1996 and 1995, respectively.

(4)  INCOME TAXES

     The Company files a consolidated Federal income tax return. The provision for income taxes, which excludes tax credits related to fiscal year 1995's extraordinary charge, consists of the following:

                                                              1997      1996     1995
                                                             -------   ------   -------
Current:
  Federal..................................................  $13,578   $7,400   $17,300
  State....................................................    1,682      916     2,227
                                                             -------   ------   -------
          Total current....................................   15,260    8,316    19,527
                                                             -------   ------   -------
Deferred:
  Federal..................................................    1,050      354     3,511
  State....................................................      130       44       452
                                                             -------   ------   -------
          Total deferred...................................    1,180      398     3,963
                                                             -------   ------   -------
                                                             $16,440   $8,714   $23,490
                                                             =======   ======   =======

     A reconciliation of the expected income tax provision at the statutory Federal income tax rate of 35% to the reported income tax provision is as follows:

                                                              1997      1996     1995
                                                             -------   ------   -------
Expected income tax provision at statutory rate............  $ 9,958   $2,697   $16,415
Nondeductible goodwill.....................................    5,304    5,304     5,304
State income taxes, net of Federal benefit.................    1,178      625     1,741
Other, net.................................................       --       88        30
                                                             -------   ------   -------
                                                             $16,440   $8,714   $23,490
                                                             =======   ======   =======

     Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The net deferred tax liability is comprised of the following:

                                                                1997       1996
                                                              --------   --------
Gross deferred tax assets...................................  $    621   $    758
                                                              --------   --------
Intangibles amortization....................................    (6,116)    (6,451)
Expense recognition differences.............................    (3,698)    (3,636)
Subscription acquisition costs..............................    (1,882)    (1,153)
Accelerated depreciation....................................    (1,474)    (1,024)
Book over tax basis of non-depreciable assets...............      (448)      (448)
Other deferred tax liabilities..............................      (542)      (405)
                                                              --------   --------
  Gross deferred tax liabilities............................   (14,160)   (13,117)
                                                              --------   --------
  Net deferred tax liabilities..............................  $(13,539)  $(12,359)
                                                              ========   ========

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

             (000'S OMITTED IN ALL TABLES EXCEPT SHARE INFORMATION)

     Included in accrued and current deferred income taxes in the accompanying consolidated balance sheets for fiscal years 1997 and 1996 are net current deferred taxes payable of $5,501,000 and $4,436,000, respectively.

(5)  CREDIT AGREEMENTS

     In November 1994, the Company completed a refinancing of its then outstanding indebtedness, including its borrowings from banks and certain subordinated indebtedness, in connection with the payment of a special dividend totaling $292.2 million. As part of the refinancing, Operations and its subsidiaries and a bank syndicate whose agent bank is The Chase Manhattan Corporation (the "Agent Bank" and, collectively the "Banks") entered into a credit agreement (as amended from time to time, the "Credit Agreement") comprised of a $370 million term loan commitment and a $75 million revolving credit commitment. The Credit Agreement includes the following:

          (a) TERM LOAN COMMITMENTS -- The Company's term loans consist of a $270 million (original amount) commitment (the "Tranche A" loans) and a $100 million (original amount) commitment (the "Tranche B" loans). Amounts borrowed under the Tranche A commitment bear interest at rates based upon either the Alternate Base Rate (as defined) plus 0% to 1 1/4% or the LIBO Rate (as defined) plus 1% to 2 1/4%, predicated upon satisfaction of certain Credit Agreement covenants related to Operation's operating cash flow levels. Tranche B loans bear interest at either the Alternate Base Rate plus 1 1/2% or the LIBO Rate plus 2 1/2%.

          Amounts due under the term loan commitments are payable in varying semi-annual installments through September 2002. With respect to fiscal year 1996 Operations was required to make a prepayment against its term loan commitment in the amount of $1,107,000 reflecting 75% of its Excess Cash Flow (as defined). No Excess Cash Flow prepayment was required for fiscal year 1997. Excess Cash Flow prepayments (if any) of 50% for fiscal year 1998 and thereafter are required. Any prepayments made from Excess Cash Flow are applied ratably to Tranche A and Tranche B loans based on their original commitment amounts and then, within one tranche, ratably to the installments of principal then remaining. As of March 31, 1997, $207,552,000 and $97,204,000 was outstanding under the term loan's Tranche A and Tranche B commitments, respectively.

          (b) REVOLVING CREDIT COMMITMENT -- The Credit Agreement also provides for additional borrowings up to a maximum of $75 million, bearing interest at the Tranche A rates described above. This commitment, which expires on November 10, 2001, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at the Company's option. As of March 31, 1997, borrowings of $8,000,000 were outstanding under the revolving credit commitment.

          (c) COMMITMENT FEES -- The Company is required to pay a commitment fee ranging from 1/4% to 1/2% of the unused portion of the revolving credit commitment. Commitment fees under the Credit Agreements totaled approximately $330,000, $461,000 and $540,000 for fiscal years 1997, 1996 and 1995, respectively.

          (d) GUARANTEE, COLLATERAL AND FINANCIAL COVENANTS -- Operations' obligations under the Credit Agreement are guaranteed by all of its subsidiaries and Media. The obligations and such guarantees are secured by
     (i) a pledge by Operations of all of the capital stock of its subsidiaries,
     (ii) a pledge of all of the capital stock of Operations and (iii) a security interest in substantially all of the assets of Operations' subsidiaries.

     In addition to the above, the Credit Agreement also contains certain covenants that, among others, restrict paying cash dividends, incurring additional indebtedness, entering into certain mergers or consolida-

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

             (000'S OMITTED IN ALL TABLES EXCEPT SHARE INFORMATION)

tions, making capital expenditures and selling or otherwise disposing of assets; Operations also is required to satisfy certain financial tests relating to operating cash flow and debt coverage ratios. The Company will pay no cash dividends on its common stock in the foreseeable future, instead using cash generated from operating results principally to make principal and interest payments on its indebtedness. In addition, the payment of future cash dividends may be dependent upon the availability of cash dividends from Operations, currently the Company's only material source of cash. Operations' ability to pay cash dividends, if any, may be limited under the restrictive covenants of the Credit Agreement.

     As permitted under the covenants of the Credit Agreement, management fees to affiliates totaling $1,798,000, $1,399,000 and $1,976,000 are included in other expense, net in the accompanying consolidated statements of income for the fiscal years 1997, 1996 and 1995, respectively.

     The effective interest rates under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 31, 1997, and for the fiscal years 1997, 1996 and 1995 were 7.7%, 7.9%, 8.1% and 7.8%, respectively.

     Pursuant to the terms of the Credit Agreement, the Company was required to hedge a portion of its variable rate interest exposure. Accordingly, the Company entered into a series of one-year step cap agreements with major financial institutions on $100 million notional amount of borrowings. The interest rate hedge is at 9% through its maturity in January 1998. The interest rate cap bears no market risk above the premium paid which is being amortized on a straight-line basis over the life of the cap. As of March 31, 1997, the carrying value of the interest rate cap totaled $315,000.

(6)  SUBORDINATED INDEBTEDNESS

     The Company's 11.63% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes due 2004"), which mature on November 15, 2004, pay interest semi-annually on May 15 and November 15 and are redeemable at Operation's option after November 14, 1999 at prices ranging from 104.4% to 100.0% of their face amount. The indenture under which the Senior Subordinated Notes due 2004 were issued includes restrictive covenants that limit, among other things, paying cash dividends, incurring indebtedness, mergers, consolidations and other Restricted Payments (as defined in the Indenture).

     In connection with the refinancing of its indebtedness in fiscal year 1995 the Company purchased $119,018,000 and $99,861,000 principal amount of its 10.09% Zero Coupon Senior Subordinated Notes due 1997 (the "Zero Coupon Notes") and 10.38% Senior Subordinated Notes due 2002 (the "Senior Subordinated Notes due 2002"), respectively, and recorded an extraordinary charge, net of income taxes, of $11,635,000 reflecting the premiums paid in excess of the recorded amounts of the related indebtedness, the write-off of deferred debt costs (see
Note 9) and certain other fees and expenses.

     The Zero Coupon Notes, of which $15,962,000 in principal amount ($15,772,000 accreted book value) was outstanding at March 31, 1997, are due May 15, 1997. In fiscal years 1997, 1996 and 1995, the Company accreted original issue discount of $1,500,000, $1,335,000 and $6,982,000, respectively, on Zero Coupon Notes, which amounts are included in interest expense in the accompanying consolidated statements of income.

     Including the amounts borrowed under the Credit Agreement, the following represents aggregate payments of principal due as of March 31, 1997 under the Company's long-term indebtedness for the next five fiscal years calculated after
(i) giving effect to accretion of discount on the Zero Coupon Notes at their

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

             (000'S OMITTED IN ALL TABLES EXCEPT SHARE INFORMATION)

maturity and (ii) excluding any prepayments that may be required under the Credit Agreement's Excess Cash Flow provision:

                                                              PRINCIPAL
FISCAL YEAR                                                   PAYMENTS
-----------                                                   ---------
1998........................................................   $ 59,317
1999........................................................     47,341
2000........................................................     52,575
2001........................................................     57,809
2002........................................................     41,889
Thereafter..................................................    269,921
                                                               --------
                                                               $528,852
                                                               ========

(7)  STOCKHOLDERS' EQUITY

     The Company's three classes of common stock share equally as to dividends. Class A and Class B common stock have one vote per share and Class C common has three votes per share in all matters, except with respect to the election of the Board of Directors for which Class B common stock has no voting rights. Class B and Class C common stock are convertible into Class A common stock on a share-for-share basis at the option of the holder and are mandatorily convertible under certain circumstances (as defined).

     The Company is authorized to issue 100,000,000 shares of Class A common stock, 20,000,000 shares of Class B common stock and 25,000,000 shares of Class C common stock. The Company is also authorized to issue 10,000,000 shares of Preferred Stock, $.01 par value, none of which has been issued.

     In fiscal year 1995 holders of 516,704 Class C common shares converted their shares into Class A common stock.

     During fiscal years 1997, 1996 and 1995, 9,253, (2,990) and 31,884 net shares of Class A common stock, respectively, were issued to (purchased from) participants in the Company's Employee Profit Sharing Plan.

     All warrants issued in connection with the Zero Coupon Note offering in fiscal 1993 will expire on May 15, 1997.

(8)  EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share was calculated based upon the net income (loss) and the weighted average number of common equivalent shares outstanding during the year. Fully diluted earnings (loss) per share is the same as primary earnings (loss) per share for all years presented.

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes the previous standard (APB No.
15), modifies the methodology for calculating earnings per share, and is effective for fiscal periods ending after December 15, 1997; early adoption is not permitted. Upon adoption in its consolidated financial statements for the fiscal year ending March 30, 1998, the Company will be required to restate its previously reported earnings (loss) per share data to conform with the requirements of SFAS No. 128. Had the provisions of SFAS No. 128 been applicable to the accompanying consolidated financial statements, basic and diluted earnings (loss) per share, as calculated in accordance with SFAS No. 128, would not have been different than the earnings (loss) per share amounts reported herein.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

             (000'S OMITTED IN ALL TABLES EXCEPT SHARE INFORMATION)

(9)  DEFERRED DEBT COSTS

     Certain costs incurred in connection with the issuance of the Company's long-term debt have been deferred and are amortized as part of interest expense over periods from 8 to 10 years. For fiscal years 1997, 1996 and 1995, amortization of deferred debt costs which is included in interest expense in the accompanying consolidated statements of income totaled approximately $3,144,000, $3,090,000, and $2,098,000, respectively.

     In connection with the redemption of the Zero Coupon Notes and Senior Subordinated Notes due 2002 and the amendment and restatement of the Credit Agreement, approximately $4,703,000, representing a portion of related unamortized deferred debt costs, was written off and reflected as a component of the extraordinary charge in the accompanying consolidated statement of income for fiscal year 1995.

(10)  STOCK OPTION PLAN

     The American Media, Inc. Amended and Restated Stock Option Plan (the "Option Plan") has reserved 2.2 million shares of Class A common stock for the granting of options to key employees and directors of the Company. Options granted under the Option Plan are designated as either an Incentive Stock Option ("ISO") or a Non-Incentive Stock Option ("NSO") and may be exercised in such installments as the Stock Option Committee of the Board of Directors determines at the date of grant, but in no instance for a period greater than 10 years. ISO's are granted at a price not less than the fair market value of the Company's common stock at the date of grant, while NSO's may not be priced at less than 75% of fair market value at the grant date. Options granted to date (all designated as ISO's) are for a term of five years from the grant date, subject to certain employment provisions and are exercisable in cumulative
33 1/3% installments accruing annually from the anniversary of the grant date.

     A summary of the status of the Company's Option Plan as of fiscal year end 1997, 1996 and 1995 and changes during the years then ended follows:

                                           1997                         1996                1995
                                --------------------------   --------------------------   ---------
                                            WEIGHTED AVG.                WEIGHTED AVG.
                                 SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES
                                ---------   --------------   ---------   --------------   ---------
Number of options:
  Outstanding at beginning of
     year.....................  1,366,600        $7.07         913,600        $7.25       1,007,200
  Granted.....................    613,800         5.10         530,400         6.77              --
  Exercised...................         --           --              --           --              --
  Forfeited...................    (79,200)        7.09         (77,400)        7.15         (93,600)
  Expired.....................   (214,000)        7.25              --           --              --
                                ---------                    ---------                    ---------
  Outstanding at end of
     year.....................  1,687,200         6.33       1,366,600         7.07         913,600
                                =========                    =========                    =========
Number of options at year end:
  Exercisable.................    751,067                      749,000                      574,367
                                =========                    =========                    =========
  Available for grant.........    510,800                      831,400                    1,284,400
                                =========                    =========                    =========
Weighted-average fair value of
  options granted during the
  year........................  $    2.48                    $    3.38                          n/a
                                =========                    =========                    =========

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

             (000'S OMITTED IN ALL TABLES EXCEPT SHARE INFORMATION)

     Significant option groups outstanding at March 31, 1997 and related weighted-average price and life information follows:

                              WEIGHTED                       WEIGHTED
               OPTIONS        AVERAGE         OPTIONS        AVERAGE       REMAINING LIFE
GRANT DATE   OUTSTANDING   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE      (YEARS)
----------   -----------   --------------   -----------   --------------   --------------
 11/12/96      536,600         $5.25               --         $5.25             4.6
  5/21/96       75,000          4.00               --          4.00             4.1
  9/29/95       50,000          5.75           16,667          5.75             3.5
  4/03/95      436,800          6.88          145,600          6.88             3.0
 12/20/93      304,800          7.25          304,800          7.25             1.7
 12/28/92      284,000          7.25          284,000          7.25             0.8

     As discussed in the Summary of Significant Accounting policies, the Company follows APB Opinion No. 25 in accounting for the Option Plan; accordingly, no compensation cost has been recognized. Had compensation cost been recorded pursuant to SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have decreased (increased) accordingly. Using the Black-Scholes option pricing model for all options granted after March 27, 1995, the Company's pro forma results and related assumptions follows:

                                                               1997      1996
                                                              -------   -------
Pro forma results --
  Net income (loss).........................................   11,241    (1,545)
  Earnings (loss) per share.................................  $  0.27   $ (0.04)
Assumptions --
  Expected option life (years)..............................        5         5
  Risk-free interest rate...................................      6.0%      6.9%
  Expected volatility.......................................     46.0%     46.0%
  Quarterly dividend........................................       --        --

(11)  COMMITMENTS AND CONTINGENCIES

LITIGATION

     Various suits and claims arising in the ordinary course of business have been instituted against the Company. The Company has various insurance policies available to recover potential legal costs incurred by it. The Company periodically evaluates and assesses the risks and uncertainties associated with litigation independent from those associated with its potential claim for recovery from third party insurance carriers. At present, in the opinion of management, after consultation with legal counsel, the liability resulting from litigation, if any, will not have a material effect on the Company's consolidated financial statements.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

             (000'S OMITTED IN ALL TABLES EXCEPT SHARE INFORMATION)

PRINTING AGREEMENT

     The Company has entered into a 15 year printing agreement expiring in fiscal 2011 with an unrelated printer to print NATIONAL ENQUIRER and STAR. Based on current pricing and production levels this contract is currently estimated to cost approximately $197 million over its remaining life as follows:

FISCAL YEAR
-----------
1998........................................................  $ 14,355
1999........................................................    14,355
2000........................................................    14,605
2001........................................................    14,587
2002........................................................    14,587
Thereafter..................................................   124,256
                                                              --------
                                                              $196,745
                                                              ========

     In addition, the contract requires pricing adjustments based on changes in the Consumer Price Index.

(12)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             FISCAL QUARTER
                                                  -------------------------------------
                                                   FIRST    SECOND     THIRD    FOURTH    FISCAL YEAR
                                                  -------   -------   -------   -------   -----------
FISCAL YEAR ENDED MARCH 31, 1997:
Revenues........................................  $79,849   $78,117   $77,530   $80,492    $315,988
                                                  =======   =======   =======   =======    ========
Operating income................................  $20,826   $22,074   $20,086   $23,604    $ 86,590
                                                  =======   =======   =======   =======    ========
Net income......................................  $ 1,732   $ 3,168   $ 2,322   $ 4,789    $ 12,011
                                                  =======   =======   =======   =======    ========
Earnings per share..............................  $  0.04   $  0.08   $  0.06   $  0.11    $   0.29
                                                  =======   =======   =======   =======    ========
Weighted average number of equivalent common
  shares outstanding (in thousands).............   41,773    41,779    41,782    41,774      41,777
                                                  =======   =======   =======   =======    ========
FISCAL YEAR ENDED MARCH 25, 1996:
Revenues........................................  $73,456   $75,721   $73,104   $72,769    $295,050
                                                  =======   =======   =======   =======    ========
Operating income................................  $15,676   $19,870   $16,016   $14,205    $ 65,767
                                                  =======   =======   =======   =======    ========
Net income (loss)...............................  $  (888)  $ 1,915   $  (475)  $(1,559)   $ (1,007)
                                                  =======   =======   =======   =======    ========
Earnings (loss) per share.......................  $ (0.02)  $  0.05   $ (0.01)  $ (0.04)   $  (0.02)
                                                  =======   =======   =======   =======    ========
Weighted average number of equivalent common
  shares outstanding (in thousands).............   41,776    41,770    41,766    41,769      41,770
                                                  =======   =======   =======   =======    ========

                                                                      SCHEDULE I

                              AMERICAN MEDIA, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (IN 000'S)

     The following is unconsolidated condensed financial information for American Media, Inc. as of March 31, 1997 and March 25, 1996 and for each of the three fiscal years in the period ended March 31, 1997:

A.  CONDENSED BALANCE SHEETS

                                                              MARCH 31,   MARCH 25,
                                                                1997        1996
                                                              ---------   ---------
                                      ASSETS
Cash........................................................   $   307     $   274
Prepaid expenses............................................        93         103
                                                               -------     -------
          Total current assets..............................       400         377
Investment in American Media Operations, Inc................    48,457      36,242
                                                               -------     -------
                                                               $48,857     $36,619
                                                               =======     =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses.......................   $    27     $    26
Payable to American Media Operations, Inc...................     1,049         617
                                                               -------     -------
          Total current liabilities.........................     1,076         643
                                                               -------     -------
Stockholders' equity:
  Common stock..............................................       421         421
  Other stockholders' equity................................    47,360      35,555
                                                               -------     -------
                                                                47,781      35,976
                                                               -------     -------
                                                               $48,857     $36,619
                                                               =======     =======

B.  CONDENSED STATEMENTS OF INCOME

                                                                  FISCAL YEAR ENDED
                                                          ---------------------------------
                                                          MARCH 31,   MARCH 25,   MARCH 27,
                                                            1997        1996        1995
                                                          ---------   ---------   ---------
Operating expenses......................................   $  (581)    $  (569)   $   (553)
Other expenses..........................................      (150)       (150)       (150)
Income tax credit.......................................       276         271         265
                                                           -------     -------    --------
  Net loss before equity in income (loss) of American
     Media Operations, Inc..............................      (455)       (448)       (438)
                                                           -------     -------    --------
Equity in income (loss) of American Media Operations,
  Inc. before extraordinary charge......................    12,466        (559)     23,849
Extraordinary charge, net of income taxes...............        --          --     (11,635)
                                                           -------     -------    --------
  Net income (loss).....................................   $12,011     $(1,007)   $ 11,776
                                                           =======     =======    ========

                              AMERICAN MEDIA, INC.

                                   (IN 000'S)

C.  CONDENSED STATEMENTS OF CASH FLOWS

                                                                 FISCAL YEAR ENDED
                                                         ---------------------------------
                                                         MARCH 31,   MARCH 25,   MARCH 27,
                                                           1997        1996        1995
                                                         ---------   ---------   ---------
Cash flows from Operating Activities:
  Net income (loss)....................................  $ 12,011     $(1,007)   $  11,776
  Adjustment to reconcile net income (loss) to net cash
     used in operating activities:
     Equity in net income (loss) of American Media
       Operations, Inc.................................   (12,466)        559      (12,214)
     Decrease (increase) in prepaid expenses...........        10          (8)           7
     Increase (decrease) in --
       Accounts payable................................         1          --           (4)
       Payable to American Media Operations, Inc.......       432         446          324
                                                         --------     -------    ---------
     Net cash used in operations.......................       (12)        (10)        (111)
                                                         --------     -------    ---------
Dividends from American Media Operations, Inc.
  representing cash flows from investing activities....        --          --      296,425
                                                         --------     -------    ---------
Cash Flows From financing Activities:
  Payment of common stock dividends....................        --          --     (296,425)
  Other................................................        45         (33)         334
                                                         --------     -------    ---------
  Net cash provided from (used in) financing
     activities........................................        45         (33)    (296,091)
                                                         --------     -------    ---------
Net increase (decrease) in cash........................        33         (43)         223
Cash at beginning of year..............................       274         317           94
                                                         --------     -------    ---------
Cash at end of year....................................  $    307     $   274    $     317
                                                         ========     =======    =========

D.  NOTES

(1) Payment of dividends by the Company's subsidiary, American Media Operations, Inc., is restricted under its Credit Agreement with the Banks and Indenture relating to its subordinated indebtedness. See Notes 5 and 6 of Notes to Consolidated Financial Statements for further discussion.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding Media's executive officers is included in Part I under "Executive Officers of the Registrant". Other information required by this item will be contained in the Proxy Statement of Media relating to the 1997 Annual Meeting of stockholders to be held on August 13, 1997, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Proxy Statement of Media relating to the 1997 Annual Meeting of stockholders to be held on August 13, 1997, and is incorporated herein by reference, provided that the Compensation Committee Report and Performance Graph which is contained in Media's proxy statement shall not be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Proxy Statement of Media relating to the 1997 Annual Meeting of stockholders to be held on August 13, 1997, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Proxy Statement of Media relating to the 1997 Annual Meeting of stockholders to be held on August 13, 1997, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed with, or incorporated by reference in, and as part of, this Annual Report on Form 10-K.

1. FINANCIAL STATEMENTS

     For a complete list of the Financial Statements and Schedule filed with this Annual Report on Form 10-K, see the Index to Consolidated Financial Statements and Schedule on Page 15.

2. EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 *3.1     --   Restated Certificate of Incorporation of Group dated June
               20, 1991 (incorporated by reference to Amendment 2 to
               Media's Registration Statement on Form S-1, Registration No.
               33-40647, Part III, Item 16, Exhibit 3.1, as filed on July
               11, 1991).(1)
 *3.2     --   Amendment to Restated Certificate of Incorporation of Group
               dated July 15, 1991 (incorporated by reference to Amendment
               No. 4 to Media's Registration Statement on Form S-1,
               Registration No. 33-40647, Part II, Item 16, Exhibit 3.4, as
               filed on July 19, 1991).(1)
 *3.3     --   Amendment of Certificate of Incorporation of Group dated
               November 1, 1994 changing its name to American Media, Inc.
               from Enquirer/Star Group, Inc. (incorporated by reference
               from Media's Annual Report on Form 10-K for the year ended
               March 27, 1995, filed as Exhibit 3.3, File No. 1-10784).
 *3.4     --   Amended and Restated By-laws of Group dated May 20, 1993
               (incorporated by reference from Media's Annual Report on
               Form 10-K for the year ended March 29, 1993, filed as
               Exhibit 3.3, File No. 1-10784).(1)
 *4.1     --   Amended and Restated Security Agreement dated as of October
               4, 1989, along with the Security Agreement Amendment, dated as of June 28, 1990, among GP Group, Inc. and its
               subsidiaries in favor of Manufacturers Hanover Trust Company
               (now The Chase Manhattan Bank) as agent for certain banks
               (in that capacity "as Agent") and certain other parties
               (incorporated by reference to Media's Registration Statement on Form S-1, Registration No. 33-40647, Part II, Item 16,
               Exhibit 4.3, as filed on May 17, 1991).(1)
 *4.2     --   Security Agreement Supplement dated as of November 21, 1994 made by Operations and Country Weekly, Inc. in favor of
               Chemical Bank (now The Chase Manhattan Bank), as Agent
               (incorporated by reference from Operation's Annual Report on
               Form 10-K for the year ended March 27, 1995, filed as
               Exhibit 4.2, File No. 1-11112).
 *4.3     --   Subsidiary Guarantee dated as of June 7, 1989 made by the
               subsidiaries of GP Group, Inc. in favor of Manufacturers
               Hanover Trust Company (now The Chase Manhattan Bank) as
               Agent (incorporated by reference to Media's Registration
               Statement on Form S-1, Registration No. 33-40647, Part II,
               Item 16, Exhibit 4.6, as filed on May 17, 1991).(1)
 *4.4     --   Guarantee Supplement dated November 21, 1994 to Subsidiary
               Guarantee dated June 7, 1989 made by Operations and Country
               Weekly, Inc. in favor of Chemical Bank (now The Chase
               Manhattan Bank), as Agent (incorporated by reference from
               Operation's Annual Report on Form 10-K for the year ended
               March 27, 1995, filed as Exhibit 4.4, File No. 1-11112).
 *4.5     --   Company Pledge Agreement dated as of June 7, 1989, between
               GP Group Inc. and Manufacturers Hanover Trust Company (now
               The Chase Manhattan Bank) as Agent (incorporated by
               reference to Amendment No. 2 to Media's Registration
               Statement on Form S-1, Registration No. 33-40647, Part II,
               Item 16, Exhibit 4.20 as filed on July 11, 1991).(1)


EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 *4.6     --   Pledge Agreement Supplement dated as of November 21, 1994 to
               Pledge Agreement dated as of June 7, 1989 made by
               Operations, in favor of Chemical Bank (now The Chase
               Manhattan Bank), as Agent (incorporated by reference from
               Operation's Annual Report on Form 10-K for the year ended
               March 27, 1995, filed as Exhibit 4.6, File No. 1-11112).
 *4.7     --   Second Amended and Restated Pledge Agreement dated as of
               November 21, 1994, made by Media in favor of Chemical Bank
               (now The Chase Manhattan Bank), as Agent (incorporated by
               reference from Media's Annual Report on Form 10-K for the
               year ended March 27, 1995, filed as Exhibit 4.7, File No.
               1-10784).
 *4.8     --   Senior Subordinated Note Indenture dated as of November 1,
               1994 from Enquirer/Star, Inc. in favor of United States
               Trust Company of New York, as Trustee, relating to Senior
               Subordinated Notes due 2004 (including form of Senior
               Subordinated Notes) (incorporated by reference from
               Operation's Annual Report on Form 10-K for the year ended
               March 27, 1995, filed as Exhibit 4.7, File No. 1-11112).(1)
 *4.9     --   Third Amended and Restated Credit Agreement among
               Enquirer/Star, Inc., certain Banks and Chemical Bank (now
               The Chase Manhattan Bank), as Agent, dated as of November
               10, 1994 (incorporated by reference from Operation's Annual
               Report on Form 10-K for the year ended March 27, 1995, filed as Exhibit 4.8, File No. 1-11112).(1)
 *4.10    --   Stockholders, Registration Rights and Voting Agreement dated as of April 8, 1993, among Group, Macfadden L.P., Boston
               Ventures, The Scottish Investment Trust PLC and CBC Capital
               Partners, Inc. (incorporated by reference to Media's filing on Form 8-K dated June 30, 1993, Exhibit 99, File No.
               1-10784).(1)
 *4.11    --   First Amendment dated as of February 1, 1996 to Third
               Amended and Restated Credit Agreement among Enquirer/Star,
               Inc., certain Banks and Chemical Bank (now The Chase
               Manhattan Bank), as Agent, dated as of November 10, 1994
               (incorporated by reference from Operation's Quarterly Report on Form 10-Q for the quarter ended December 25, 1995, filed as Exhibit 4.2, File No. 1-11112).(1)
 *4.12    --   Second Amendment dated as of March 20, 1997 to Third Amended and Restated Credit Agreement among Enquirer/Star, Inc.,
               certain Banks and Chemical Bank (now The Chase Manhattan
               Bank), as Agent, dated as of November 10, 1994 (incorporated by reference from Operation's Annual Report on Form 10-K for the year ended March 31, 1997, filed as Exhibit 4.10, File
               No. 1-11112).(1)
  4.13    --   Assumption and Assignment Agreement dated as of March 20,
               1997 among Macfadden Holdings, L.P., Peter J. Callahan,
               Maynard Rabinowitz and Michael J. Boylan.
*10.1     --   Split Dollar Life Insurance Agreement dated July 3, 1987,
               between GP Group, Inc. and Iain Calder (incorporated by
               reference to Media's Registration Statement on Form S-1,
               Registration No. 33-40647, Part II, Item 16, Exhibit 10.2,
               as filed on May 17, 1991).(1)
*10.2     --   Tax Sharing Agreement dated as of March 31, 1992, among
               Group and its subsidiaries (incorporated by reference from
               Media's Annual Report on Form 10-K for the year ended March
               30, 1992, filed as Exhibit 10.15, File No. 1-10784).(1)
*10.3     --   Enquirer/Star Group, Inc. Amended and Restated Stock Option
               Plan (incorporated by reference from Media's Annual Report on Form 10-K for the year ended March 29, 1993, filed as
               Exhibit 10.7, File No. 1-10784).(1)
*10.4     --   Employment Agreement dated as of November 22, 1995 between
               Media and Iain Calder. (incorporated by reference from
               Media's Annual Report on Form 10-K for the year ended March
               25, 1996, filed as Exhibit 10.5, File No. 1-10784).
*10.5     --   Employment Agreement dated as of May 1, 1995 between Media and Anthony S. Hoyt. (incorporated by reference from Media's
               Annual Report on Form 10-K for the year ended March 25,
               1996, filed as Exhibit 10.6, File No. 1-10784).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 10.6     --   Amendment dated as of November 11, 1996 to Employment
               Agreement dated November 22, 1995 between Media and Iain
               Calder.
 11       --   Statement re: computation of per share earnings (see Note 8 to the Consolidated Financial Statements of the Company
               which are set forth in Part II, Item 8 of Registrant's
               current report on Form 10-K for the fiscal year ended March
               31, 1997).
 21       --   Subsidiaries of Registrant.
 23       --   Consent of Arthur Andersen LLP.

---------------

(1) Enquirer/Star Group, Inc. ("Group") is now named American Media, Inc. ("Media"); Enquirer/Star, Inc. and GP Group, Inc. are now named American Media Operations, Inc. ("Operations").

  * Incorporated herein by reference as indicated.

3. FORM 8-K

     No reports on Form 8-K were filed by the registrant during the last fiscal quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on June 19, 1997.

                                          AMERICAN MEDIA, INC.

                                          By: /s/ PETER J. CALLAHAN
                                            ------------------------------------
                                                     Peter J. Callahan
                                            Chairman of the Board, President and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 19, 1997.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                /s/ PETER J. CALLAHAN                    Chairman of the Board, President, Chief
-----------------------------------------------------      Executive Officer and Director (Principal
                  Peter J. Callahan                        Executive Officer)

               /s/ RICHARD W. PICKERT                    Senior Vice President and Chief Financial
-----------------------------------------------------      Officer (Principal Financial Officer)
                 Richard W. Pickert

                 /s/ PETER A. NELSON                     Vice President, Controller and Chief
-----------------------------------------------------      Accounting Officer (Principal Accounting
                   Peter A. Nelson                         Officer)

                   /s/ BARRY BAKER                       Director
-----------------------------------------------------
                     Barry Baker

               /s/ ANTHONY J. BOLLAND                    Director
-----------------------------------------------------
                 Anthony J. Bolland

                /s/ MICHAEL J. BOYLAN                    Director
-----------------------------------------------------
                  Michael J. Boylan

              /s/ ROY F. COPPEDGE, III                   Director
-----------------------------------------------------
                Roy F. Coppedge, III

                 /s/ STEVEN B. DODGE                     Director
-----------------------------------------------------
                   Steven B. Dodge

                 /s/ GERALD S. HOBBS                     Director
-----------------------------------------------------
                   Gerald S. Hobbs

               /s/ MAYNARD RABINOWITZ                    Director
-----------------------------------------------------
                 Maynard Rabinowitz

               /s/ GERRY M. RITTERMAN                    Director
-----------------------------------------------------
                 Gerry M. Ritterman
