Form 10-Q
period 1997-06-30
AMERICAN MEDIA INC
filed 1997-08-12
CIK 880555

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1997

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10784


                              AMERICAN MEDIA, INC.
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)
           ----------------------------------------------------------



           Delaware                                           65-0203383
(State or other jurisdiction                                (IRS Employee
of incorporation or organization)                         Identification No.)



600 East Coast Avenue, Lantana , Florida                      33464-0002
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


         As of August 7, 1997 there were 21,080,849 shares of Class A Common Stock and 20,702,005 shares of Class C Common Stock outstanding.



================================================================================

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                                INDEX TO FORM 10Q
                                  JUNE 30, 1997




                                                                          PAGES(S)
                                                                          --------
                          PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements -
 Consolidated Balance Sheets..........................................       3
 Consolidated Statements of Income ...................................       4
 Consolidated Statements of Cash Flows ...............................       5
 Notes to Consolidated Financial Statements ..........................     6 - 7

 Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of  Operations ..............................     8 - 9

                          PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K ............................      10

 Signature .... ......................................................      11



                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        AS OF JUNE 30 AND MARCH 31, 1997
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)


                                                                                 JUNE 30        MARCH 31
                                                                               ---------       ---------
                                                                              (Unaudited)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $   6,135       $   8,230
  Receivables, net                                                                 6,446           8,190
  Inventories                                                                     13,220          13,391
  Prepaid expenses and other                                                       3,040           2,719
                                                                               ---------       ---------
      Total current assets                                                        28,841          32,530
                                                                               ---------       ---------

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                               4,039           4,039
  Machinery, fixtures and equipment                                               17,077          16,159
  Display racks                                                                   18,561          18,854
                                                                               ---------       ---------
                                                                                  39,677          39,052
  Less - accumulated depreciation                                                (15,470)        (14,819)
                                                                               ---------       ---------
                                                                                  24,207          24,233
                                                                               ---------       ---------
DEFERRED DEBT COSTS, net                                                          10,313          11,011
                                                                               ---------       ---------
GOODWILL, net of accumulated amortization of $115,074 and $111,285               490,177         493,966
                                                                               ---------       ---------
OTHER INTANGIBLES, net of accumulated amortization of $41,326 and $39,846        106,674         108,154
                                                                               ---------       ---------
                                                                               $ 660,212       $ 669,894
                                                                               =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of term loan                                                 $  43,355       $  43,355
  10.09% Zero Coupon Notes Due 1997                                                 --            15,772
  Accounts payable                                                                13,158          13,863
  Accrued expenses                                                                17,423          18,143
  Accrued interest                                                                 3,287          10,037
  Accrued and current deferred income taxes                                       14,243          11,022
  Deferred revenues                                                               28,001          32,348
                                                                               ---------       ---------
      Total current liabilities                                                  119,467         144,540
                                                                               ---------       ---------

LONG TERM DEBT:
  Term Loan and Revolving Credit Commitment, net of current portion              281,401         269,401
  11.63% Senior Subordinated Notes Due 2004                                      200,000         200,000
  10.38% Senior Subordinated Notes Due 2002                                          134             134
                                                                               ---------       ---------
                                                                                 481,535         469,535
                                                                               ---------       ---------

DEFERRED INCOME TAXES                                                              7,955           8,038
                                                                               ---------       ---------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; issued and outstanding as follows -
    Class A - 21,405 and 21,081 in June; 21,402 and 21,078 in March                  214             214
    Class C - 20,702 in June and March                                               207             207
  Additional paid-in capital                                                      53,964          53,927
  Retained earnings (deficit)                                                      2,853            (584)
  Less - Stock held in treasury, at cost                                          (5,983)         (5,983)
                                                                               ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                        51,255          47,781
                                                                               ---------       ---------
                                                                               $ 660,212       $ 669,894
                                                                               =========       =========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE FISCAL QUARTERS ENDED JUNE 30, 1997 AND JULY 1, 1996
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)


                                                         JUNE 30,        JULY 1,
                                                           1997           1996
                                                         --------       --------
                                                        (13 Weeks)    (14 Weeks)
OPERATING REVENUES:
  Circulation                                            $ 71,033       $ 69,123
  Advertising                                               6,137          7,059
  Other                                                     4,946          3,667
                                                         --------       --------
                                                           82,116         79,849
                                                         --------       --------
OPERATING EXPENSES:
  Editorial                                                 7,877          7,026
  Production                                               21,008         22,628
  Distribution, circulation and other cost of sales        17,053         14,797
  Selling, general and administrative expenses              7,081          6,973
  Television advertising                                      468            406
  Depreciation and amortization                             7,450          7,193
                                                         --------       --------
                                                           60,937         59,023
                                                         --------       --------

  Operating income                                         21,179         20,826

INTEREST EXPENSE                                          (13,022)       (15,175)
OTHER EXPENSE, net                                           (335)          (469)
                                                         --------       --------

  Income before provision for income taxes                  7,822          5,182

PROVISION FOR INCOME TAXES                                  4,385          3,450
                                                         --------       --------
    Net income                                           $  3,437       $  1,732
                                                         ========       ========


 EARNINGS PER SHARE                                      $   0.08       $   0.04
                                                         ========       ========

WEIGHTED AVERAGE SHARES                                    41,774         41,773
                                                         ========       ========

DIVIDENDS PER SHARE                                           $--            $--
                                                         ========       ========



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE FISCAL QUARTERS ENDED JUNE 30, 1997 AND JULY 1, 1996
                                   (IN 000'S)

                                                                             JUNE 30,        JULY 1,
                                                                               1997           1996
                                                                             --------       --------
                                                                            (13 Weeks)     (14 Weeks)
Cash Flows from Operating Activities:
  Net income                                                                 $  3,437       $  1,732
                                                                             --------       --------
Adjustments to reconcile net income to net cash provided from operating activities -
    Depreciation and amortization                                               7,450          7,193
    Deferred debt cost amortization                                               698            811
    Senior subordinated discount note accretion                                   190            382
    Decrease (increase) in -
        Receivables, net                                                        1,744            547
        Inventories                                                               171            986
        Prepaid expenses and other                                               (321)         1,053
    Increase (decrease) in -
        Accounts payable                                                         (705)        (4,115)
        Accrued expenses                                                       (7,470)        (3,715)
        Accrued and current deferred income taxes                               3,138          2,136
        Deferred revenues                                                      (4,347)        (4,662)
                                                                             --------       --------
          Total adjustments                                                       548            616
                                                                             --------       --------

        Net cash provided from operating activities                             3,985          2,348
                                                                             --------       --------

Capital expenditures representing net cash
  used in investing activities                                                 (2,155)        (1,968)
                                                                             --------       --------

Cash Flows from Financing Activities:
    Term loan and revolving credit commitment principal repayments            (24,000)       (22,107)
    Proceeds from revolving credit commitment                                  36,000         22,000
    Repayment of senior subordinated indebtedness                             (15,962)            --
    Other                                                                          37             28
                                                                             --------       --------
        Net cash used in financing activities                                  (3,925)           (79)
                                                                             --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents                           (2,095)           301
Cash and Cash  Equivalents at Beginning of Period                               8,230          4,643
                                                                             --------       --------
Cash and Cash  Equivalents at End of Period                                  $  6,135       $  4,944
                                                                             ========       ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                             $  1,120       $    130
    Interest                                                                   18,884         17,946



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                          (000'S OMITTED IN ALL TABLES)
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted financial principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media, Inc., (together with its wholly-owned subsidiary, American Media Operations, Inc. and its subsidiaries, the "Company") for the fiscal year ended March 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 1998.

The fiscal quarter ended June 30, 1997 includes 13 weeks as compared to 14 weeks in the same prior year quarter which ended July 1, 1996.

(2) ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

On occasion the Company enters into interest rate swap agreements and purchases interest rate caps to reduce the interest rate exposure associated with a portion of its variable rate indebtedness. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The accounting policy for these derivative financial instruments, which are designated as hedges of its interest rate risk, follows -

  * Interest rate swap - Interest rate swap agreements modify the interest characteristics of the Company's variable rate indebtedness by synthetically converting a portion of the indebtedness to fixed rate. Interest earned (payable) under the interest rate swap is credited (charged) to interest expense using the accrual method. The related accrued receivable or payable is included in accounts receivable or accrued interest payable. The fair market value of the swap agreement is not reflected in the financial statements.

  * Interest rate cap - Interest rate caps are used to limit the maximum rate should interest rates rise. The cost of the interest rate cap is amortized to interest expense using the straight-line method over the life of the cap. Amounts receivable under the interest rate cap are credited against interest expense using the accrual method. The unamortized cost of the interest rate cap is included in deferred debt costs.

Derivative financial instruments terminated at a gain (loss) prior to maturity are credited (charged) to interest expense over the remaining original life of the derivative financial instrument.

(3) INVENTORIES

Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) cost method of valuing its inventories. If the first-in, first-out (FIFO) cost method of valuation, which approximates market value, had been used, inventories would have been approximately $222,000 and $810,000 lower, due to recent declines in paper costs, than the amounts reported in the accompanying consolidated balance sheets for June 30 and March 31, 1997, respectively. Paper inventory is stated in accordance with generally accepted accounting principles at LIFO cost as the use of such inventory would result in normal historical gross margins. Inventories are comprised of the following:

                                                       June 30     March 31
                                                       -------     --------
        Raw materials - paper                          $ 9,209      $ 9,477
        Finished product - paper, production
          and distribution costs of future issues        4,011        3,914
                                                       -------      -------
                                                       $13,220      $13,391
                                                       =======      =======


(4) INCOME TAXES

The Company files a consolidated Federal income tax return. Income taxes have been provided based upon the Company's anticipated annual income tax rate.

(5) CREDIT AGREEMENT

As of June 30, 1997 the Company had $324.8 million in loans outstanding with its bank syndicate led by The Chase Manhattan Corporation, as agent bank, (the "Credit Agreement"). As of June 30, 1997, borrowings of $20,000,000 were outstanding under the Credit Agreement's $75 million revolving credit commitment.

As of June 30, 1997 the Company's effective interest rate on borrowings under the Credit Agreement was 7.7%. The effective rate for borrowings under the Credit Agreement averaged 7.8% for the fiscal quarter ended June 30, 1997 as compared to 7.9% on borrowings for the fiscal quarter ended July 1, 1996.

(6) EARNINGS PER SHARE

Earnings per share was calculated based upon net income and the weighted average number of common equivalent shares outstanding during the quarter. Fully diluted earnings per share is the same as primary earnings per share for both quarters presented.

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes the previous standard (APB No. 15), modifies the methodology for calculating earnings per share, and is effective for fiscal periods ending after December 15, 1997; early adoption is not permitted. Upon adoption in its consolidated financial statements for the fiscal year ending March 30, 1998, the Company will be required to restate its previously reported earnings per share data to conform with the requirements of SFAS No. 128. Had the provisions of SFAS No. 128 been applicable to the accompanying consolidated financial statements, basic and diluted earnings per share, as calculated in accordance with SFAS No. 128, would not have been different than the earnings per share amounts reported herein.

(7)  LITIGATION

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash and cash equivalents of $6.1 million compared to $8.2 million at March 31, 1997. The Company's primary sources of liquidity are cash generated from operations and amounts available under the Company's revolving credit commitment.

As of June 30, 1997, the Company had a working capital deficit of $90.6 million. The Company does not consider its large working capital deficit as a true measure of its liquidity position as its working capital needs are met by the large amounts of cash generated by its business as well as amounts available under the Credit Agreement's $75 million revolving credit commitment. A substantial portion of the Company's cash is used to service its indebtedness, including the payment of principal and interest. Temporary shortfalls in available cash are covered by borrowings under the revolving credit commitment which are reflected as long-term liabilities.

Management believes that cash provided by operations will be adequate to meet its operating liquidity requirements, including all required payments of principal and interest and is not aware of any commitment which would require unusual amounts of cash or which would change or otherwise restrict the Company's currently available capital resources. In addition, the Company does not intend to pay any cash dividends on its common stock in the foreseeable future. As of June 30, 1997, $55.0 million was available under the Credit Agreement's revolving credit commitment.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JUNE 30, 1997 VS FISCAL QUARTER ENDED JULY 1, 1996. Total revenues were $82,116,000 for the current fiscal quarter (which includes 13 weeks as compared to 14 weeks in the prior year quarter), an increase of $2,267,000 or 2.8% from the same prior year quarter.

Circulation revenues (which includes all single copy and subscription sales) of $71,033,000 increased $1,910,000 or 2.8% from the comparable prior year quarter. On an equivalent number of weeks basis, current quarter circulation revenues increased by $6,847,000 or 10.7% attributable primarily to a 4.4% increase in NATIONAL ENQUIRER'S average weekly single copy unit sales combined with a July 1996 $.10 cover price increase as well as the revenues contributed by the Company's newest publication, SOAP OPERA NEWS, launched in March. Revenues contributed by the Company's other publications were unchanged when compared to the same prior year period as cover price increases largely offset declines in average weekly single copy unit sales of 6.7%, 6.8% and 5.7% for STAR, WEEKLY WORLD NEWS and SOAP OPERA MAGAZINE, respectively. COUNTRY WEEKLY'S average weekly single copy unit sales were flat for these same periods. Management believes the declines in average weekly single copy unit sales for STAR, which is more celebrity focused than NATIONAL ENQUIRER, is due to the increased attention given celebrity news by all forms of media.

Subscription revenues, which represent approximately 15% of total circulation revenues, increased $861,000 or 8.7% on an equivalent number of weeks basis due largely to increases in average weekly subscription unit sales of 70% and 56% for SOAP OPERA MAGAZINE and COUNTRY WEEKLY, respectively. The Company continues to promote discounted subscriptions for these magazines as a means of generating future full-price subscription renewals. Average weekly subscription unit sales of NATIONAL ENQUIRER and STAR rose 7.4% and 8.9%, respectively, as compared to the same prior year period reflecting, in large part, the timing of certain discounted subscription offers.

Advertising revenues of $6,137,000 decreased $922,000 compared to same prior year quarter. On an equivalent number of weeks basis, advertising revenues decreased by approximately $418,000 or 6.4% primarily reflecting lower levels of national advertising in NATIONAL ENQUIRER and STAR. National advertising has been adversely affected primarily by the loss of tobacco related product advertising; declines in tobacco advertising is expected to continue for the foreseeable future. Advertising revenues were also negatively impacted, to a lesser extent, by reductions in the average revenue per page generated by direct mail order advertising in the current period.

Other revenues of $4,946,000 increased $1,279,000 or 34.9% over the comparable prior year period as the Company's subsidiary, Distribution Services, Inc. ("DSI"), continues to expand the marketing, merchandising and information gathering services it provides to various clients. In addition, the current year quarter reflects the revenues generated by another subsidiary, Frontline Marketing, Inc. ("Frontline"), which sells in-store advertising to various product manufacturers and service providers.

Operating expenses for the current fiscal quarter on an equivalent number of weeks basis (after deducting depreciation and amortization) increased by $5,539,000 or 11.1% reflecting the expenses associated with both SOAP OPERA NEWS and Frontline which were not included in the comparable prior year period as well as higher expenses associated with DSI's expanded marketing, merchandising and information gathering services. Despite the addition of production costs associated with SOAP OPERA NEWS, overall production costs on an equivalent number of weeks basis was unchanged reflecting the benefit of lower paper costs for all of the Company's publications.

Interest expense decreased $2,153,000 in the current fiscal quarter to $13,022,000 from $15,175,000 in the comparable prior year period reflecting the effect of one fewer week's interest and decreases in the average balance of outstanding indebtedness in the current fiscal quarter.

The Company's effective income tax rates were 56.1% and 66.6% of income before income taxes for the fiscal quarters ended June 30, 1997 and July 1, 1996, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates result primarily from goodwill amortization which is not deductible for income tax reporting purposes.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may include forward-looking statements which reflect the Company's views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from both historical or anticipated results and readers are cautioned not to place undue reliance upon them. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that, among others, could cause actual results to differ materially from historical results or those anticipated include: 1) market conditions for the Company's publications 2) competition 3) market prices for the paper used in printing the Company's publications 4) the Company's ability to develop new publications and services and 5) changes in economic climate, including interest rate risk.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27     Financial Data Schedule  (for S.E.C. use only).


During the fiscal quarter ended June 30, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereto duly authorized.

                                                  AMERICAN MEDIA, INC.
                                                  ----------------------------
                                                  Registrant


Date: August 12, 1997                             By /s/ RICHARD W. PICKERT
                                                     -------------------------
                                                     Richard W. Pickert
                                                     Senior Vice President
                                                     Chief Financial Officer