Form 10-Q
period 1997-09-29
AMERICAN MEDIA INC
filed 1997-11-12
CIK 880555

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 29, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-10784

                              AMERICAN MEDIA, INC.
           ----------------------------------------------------------
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Delaware                                       65-0203383
  (State or other jurisdiction                            (IRS Employee
of incorporation or organization)                       Identification No.)


600 East Coast Avenue, Lantana, Florida                     33464-0002
(Address of principal executive offices)                    (Zip Code)


        Registrant's telephone number, including area code (561) 540-1000


American Media, Inc. (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.

As of November 7, 1997 there were 21,642,294 shares of Class A Common Stock and 20,702,005 shares of Class C Common Stock outstanding.


================================================================================

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                                INDEX TO FORM 10Q
                               SEPTEMBER 29, 1997


                          PART I. FINANCIAL INFORMATION

                                                                                             Pages
                                                                                             -----
Item 1. Financial Statements -

Consolidated Balance Sheets ................................................................   3
Consolidated Statements of Income ..........................................................   4
Consolidated Statements of Cash Flows ......................................................   5
Notes to Consolidated Financial Statements .................................................  6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ................................................ 8-10

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...................................................  11

Signature...................................................................................  12




                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      AS OF SEPTEMBER 29 AND MARCH 31, 1997
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)

                                                                                   SEPTEMBER 29     MARCH 31
                                                                                   ------------     ---------
                                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $   7,327       $   8,230
  Receivables, net                                                                      5,672           8,190
  Inventories                                                                          11,304          13,391
  Prepaid expenses and other                                                            3,582           2,719
                                                                                    ---------       ---------
      Total current assets                                                             27,885          32,530
                                                                                    ---------       ---------

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                                    4,039           4,039
  Machinery, fixtures and equipment                                                    17,408          16,159
  Display racks                                                                        18,429          18,854
                                                                                    ---------       ---------
                                                                                       39,876          39,052
  Less - accumulated depreciation                                                     (16,002)        (14,819)
                                                                                    ---------       ---------
                                                                                       23,874          24,233
                                                                                    ---------       ---------
DEFERRED DEBT COSTS, net                                                                9,630          11,011
                                                                                    ---------       ---------
GOODWILL, net of accumulated amortization of $118,862 and $111,285                    486,389         493,966
                                                                                    ---------       ---------
OTHER INTANGIBLES, net of accumulated amortization of $42,806 and $39,846             105,194         108,154
                                                                                    ---------       ---------
                                                                                    $ 652,972       $ 669,894
                                                                                    =========       =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of term loan                                                      $  47,341       $  43,355
  10.09% Zero Coupon Notes Due 1997                                                        --          15,772
  Accounts payable                                                                     13,671          13,863
  Accrued expenses                                                                     17,924          18,143
  Accrued interest                                                                     12,501          10,037
  Accrued and current deferred income taxes                                            10,046          11,022
  Deferred revenues                                                                    27,751          32,348
                                                                                    ---------       ---------
      Total current liabilities                                                       129,234         144,540
                                                                                    ---------       ---------

LONG TERM DEBT:
  Term Loan and Revolving Credit Commitment, net of current portion                   257,731         269,401
  11.63% Senior Subordinated Notes Due 2004                                           200,000         200,000
  10.38% Senior Subordinated Notes Due 2002                                               134             134
                                                                                    ---------       ---------
                                                                                      457,865         469,535
                                                                                    ---------       ---------
DEFERRED INCOME TAXES                                                                   7,725           8,038
                                                                                    ---------       ---------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; issued and outstanding as follows -
    Class A - 21,937 and 21,611 in September; 21,402 and 21,078 in March                  219             214
    Class C - 20,702 in September and March                                               207             207
  Additional paid-in capital                                                           57,635          53,927
  Retained earnings (deficit)                                                           6,085            (584)
  Less - Stock held in treasury, at cost                                               (5,998)         (5,983)
                                                                                    ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                             58,148          47,781
                                                                                    ---------       ---------
                                                                                    $ 652,972       $ 669,894
                                                                                    =========       =========



       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)

                                                                 FISCAL QUARTER ENDED          TWO FISCAL QUARTERS ENDED
                                                            ------------------------------   -----------------------------
                                                            SEPTEMBER 29,    SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                                                1997             1996            1997            1996
                                                            -------------    -------------   -------------   -------------
                                                                                              (26 Weeks)       (27 Weeks)
OPERATING REVENUES:
  Circulation                                                 $  68,236       $  67,717       $ 139,269       $ 136,840
  Advertising                                                     5,832           6,018          11,969          13,077
  Other                                                           5,541           4,382          10,487           8,049
                                                              ---------       ---------       ---------       ---------
                                                                 79,609          78,117         161,725         157,966
                                                              ---------       ---------       ---------       ---------
OPERATING EXPENSES:
  Editorial                                                       7,870           6,688          15,747          13,714
  Production                                                     20,798          19,770          41,806          42,398
  Distribution, circulation and other cost of sales              16,128          14,121          33,181          28,918
  Selling, general and administrative expenses                    6,450           7,958          13,531          14,931
  Television advertising                                            235             323             703             729
  Depreciation and amortization                                   7,489           7,183          14,939          14,376
                                                              ---------       ---------       ---------       ---------
                                                                 58,970          56,043         119,907         115,066
                                                              ---------       ---------       ---------       ---------

  Operating income                                               20,639          22,074          41,818          42,900

INTEREST EXPENSE                                                (12,712)        (14,029)        (25,734)        (29,204)
OTHER EXPENSE, net                                                 (600)           (614)           (935)         (1,083)
                                                              ---------       ---------       ---------       ---------

  Income before provision for income taxes                        7,327           7,431          15,149          12,613

PROVISION FOR INCOME TAXES                                        4,095           4,263           8,480           7,713
                                                              ---------       ---------       ---------       ---------
    Net income                                                $   3,232       $   3,168       $   6,669       $   4,900
                                                              =========       =========       =========       =========

EARNINGS PER SHARE                                            $    0.08       $    0.08       $    0.16       $    0.12
                                                              =========       =========       =========       =========

WEIGHTED AVERAGE SHARES                                          41,979          41,779          41,880          41,776
                                                              =========       =========       =========       =========

DIVIDENDS PER SHARE                                           $      --       $      --       $      --       $      --
                                                              =========       =========       =========       =========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE TWO FISCAL QUARTERS ENDED SEPTEMBER 29, 1997 AND SEPTEMBER 30, 1996
                                   (IN 000'S)

                                                                       SEPTEMBER 29, 1997  SEPTEMBER 30, 1996
                                                                       ------------------  ------------------
                                                                            (26 Weeks)        (27 Weeks)
Cash Flows from Operating Activities:
  Net income                                                                $  6,669           $  4,900
                                                                            --------           --------
Adjustments to reconcile net income to net cash provided
from operating activities -
    Depreciation and amortization                                             14,939             14,376
    Deferred debt cost amortization                                            1,381              1,602
    Senior subordinated discount note accretion                                  190                746
    Decrease (increase) in -
        Receivables, net                                                       2,518             (2,512)
        Inventories                                                            2,087              3,157
        Prepaid expenses and other                                              (863)             1,249
    Increase (decrease) in -
        Accounts payable                                                        (192)            (6,037)
        Accrued expenses                                                       2,245              2,954
        Accrued and current deferred income taxes                             (1,289)             1,089
        Deferred revenues                                                     (4,597)            (4,466)
                                                                            --------           --------
          Total adjustments                                                   16,419             12,158
                                                                            --------           --------

        Net cash provided from operating activities                           23,088             17,058
                                                                            --------           --------

Cash Flows from Investing Activities:
    Capital expenditures                                                      (4,043)            (3,581)
    Acquisition of business                                                       --             (2,237)
                                                                            --------           --------
        Net cash used in investing activities                                 (4,043)            (5,818)
                                                                            --------           --------

Cash Flows from Financing Activities:
    Term loan and revolving credit commitment principal repayments           (73,684)           (40,060)
    Proceeds from revolving credit commitment                                 66,000             30,000
    Repayment of senior subordinated indebtedness                            (15,962)                --
    Proceeds from stock option exercises                                       3,656                 --
    Other                                                                         42                 62
                                                                            --------           --------
        Net cash used in financing activities                                (19,948)            (9,998)
                                                                            --------           --------

Net Increase (Decrease) in Cash and Cash Equivalents                            (903)             1,242
Cash and Cash Equivalents at Beginning of Period                               8,230              4,643
                                                                            --------           --------
Cash and Cash Equivalents at End of Period                                  $  7,327           $  5,885
                                                                            ========           ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                            $  9,636           $  5,429
    Interest                                                                  21,699             25,307



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1997
                          (000'S OMITTED IN ALL TABLES)
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted financial principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media, Inc. (together with its wholly-owned subsidiary, American Media Operations, Inc. and its subsidiaries, the "Company") for the fiscal year ended March 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the fiscal periods ended September 29, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 1998.

The two fiscal quarters ended September 29, 1997 includes 26 weeks as compared to 27 weeks in the same prior year fiscal period which ended September 30, 1996.

(2) ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

On occasion the Company enters into interest rate swap agreements and purchases interest rate caps to reduce the interest rate exposure associated with a portion of its variable rate indebtedness. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The accounting policy for these derivative financial instruments, which are designated as hedges of its interest rate risk, follows -

- Interest rate swap - Interest rate swap agreements modify the interest characteristics of the Company's variable rate indebtedness by synthetically converting a portion of the indebtedness to fixed rate. Interest earned (payable) under the interest rate swap is credited (charged) to interest expense using the accrual method. The related accrued receivable or payable is included in accounts receivable or accrued interest payable. The fair market value of the swap agreement is not reflected in the financial statements.

- Interest rate cap - Interest rate caps are used to limit the maximum rate should interest rates rise. The cost of the interest rate cap is amortized to interest expense using the straight-line method over the life of the cap. Amounts receivable under the interest rate cap are credited against interest expense using the accrual method. The unamortized cost of the interest rate cap is included in deferred debt costs.

Derivative financial instruments terminated at a gain (loss) prior to maturity are credited (charged) to interest expense over the remaining original life of the derivative financial instrument.

(3) INVENTORIES

Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) cost method of valuing its inventories. If the first-in, first-out (FIFO) cost method of valuation, which approximates market value, had been used, inventories would have been approximately $369,000 and $810,000 lower, due to recent declines in paper costs, than the amounts reported in the accompanying consolidated balance sheets for September 29 and March 31, 1997, respectively. Paper inventory is stated in accordance with generally accepted accounting principles at LIFO cost as the use of such inventory would result in normal historical gross margins. Inventories are comprised of the following:

                                                     September 29       March 31
                                                     ------------       ---------
Raw materials - paper                                   $ 7,267          $ 9,477
Finished product - paper, production
  and distribution costs of future issues                 4,037            3,914
                                                        -------          -------
                                                        $11,304          $13,391
                                                        =======          =======

(4) INCOME TAXES

The Company files a consolidated Federal income tax return. Income taxes have been provided based upon the Company's anticipated annual income tax rate.

(5) CREDIT AGREEMENT

As of September 29, 1997 the Company had $305.1 million in loans outstanding with its bank syndicate led by The Chase Manhattan Corporation, as agent bank, (the "Credit Agreement"). As of September 29, 1997, borrowings of $20 million were outstanding under the Credit Agreement's $75 million revolving credit commitment.

As of September 29, 1997 the Company's effective interest rate on borrowings under the Credit Agreement was 7.8%. The effective rate for borrowings under the Credit Agreement averaged 7.8% for the fiscal quarter ended September 29, 1997 as compared to 8.0% on borrowings for the fiscal quarter ended September 30, 1996. For the two fiscal quarters ended September 29, 1997, the effective rate was 7.8% as compared to 7.9% for the same prior year period.

(6) EARNINGS PER SHARE

Earnings per share was calculated based upon net income and the weighted average number of common equivalent shares outstanding during the periods presented. Fully diluted earnings per share is the same as primary earnings per share for all periods presented.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 1997, the Company had cash and cash equivalents of $7.3 million compared to $8.2 million at March 31, 1997. The Company's primary sources of liquidity are cash generated from operations, amounts available under the Company's revolving credit commitment and, to a lesser extent, proceeds from the sale of the Company's common stock during the current quarter.

As of September 29, 1997, the Company had a working capital deficit of $101.3 million. The Company does not consider its working capital deficit as a true measure of its liquidity position as its working capital needs are met by the large amounts of cash generated by its business as well as amounts available under the Credit Agreement's $75 million revolving credit commitment. A substantial portion of the Company's cash is used to service its indebtedness, including the payment of principal and interest. Temporary shortfalls in available cash are covered by borrowings under the revolving credit commitment which are reflected as long-term liabilities.

Management believes that cash provided by operations will be adequate to meet its operating liquidity requirements, including all required payments of principal and interest and is not aware of any commitment which would require unusual amounts of cash or which would change or otherwise restrict the Company's currently available capital resources. In addition, the Company does not intend to pay any cash dividends on its common stock in the foreseeable future. As of September 29, 1997, $55.0 million was available under the Credit Agreement's revolving credit commitment.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED SEPTEMBER 29, 1997 VS FISCAL QUARTER ENDED SEPTEMBER 30, 1996. Total revenues were $79,609,000 for the current fiscal quarter, an increase of $1,492,000 or 1.9% over the comparable prior year quarter.

Circulation revenues (which includes all single copy and subscription sales) of $68,236,000 increased $519,000 or 0.8%. Single copy revenues generated by SOAP OPERA NEWS, launched in March 1997, were offset by declines in single copy circulation revenues of certain of the Company's other publications, primarily STAR, and resulted in a decrease of $570,000. Declines in single copy unit sales of 2.7% and 10.0% for NATIONAL ENQUIRER and STAR, respectively, were offset in part by July 1996, $.10 cover price increases. Management believes the decline in average weekly single copy unit sales for STAR, which is more celebrity focused than NATIONAL ENQUIRER, is due to the increased attention given celebrity news by all forms of media. In addition, management believes that STAR and NATIONAL ENQUIRER single copy unit sales were negatively impacted as a result of distribution problems and adverse publicity arising after the death of Princess Diana. It is unknown what impact these matters may have on future circulation, if any. Although SOAP OPERA MAGAZINE and COUNTRY WEEKLY average weekly single copy unit sales declined 18.1% and increased 1.9%, respectively, higher subscription unit sales resulted in a total average weekly unit sales decrease of 1.4% for SOAP OPERA MAGAZINE and an increase of 11.1% for COUNTRY WEEKLY. Management believes the decline in SOAP OPERA MAGAZINE single copy unit sales was due, in part, to increased subscription unit sales (up 87.5%) and to competition from other newsstand publications covering soap opera programming. A WEEKLY WORLD NEWS cover price increase helped to reduce the impact on circulation revenues of a 16.1% decline in single copy unit sales.

Subscription revenues, which represent approximately 15% of total circulation revenues, increased $1,089,000 or 11.4% due largely to increases in average weekly subscription unit sales of 87.5%, 23.0% and 6.7% for SOAP OPERA MAGAZINE, COUNTRY WEEKLY and NATIONAL ENQUIRER, respectively. The Company continues to promote discounted subscriptions for its magazines as a means of generating future full-price subscription renewals. Subscription revenues generated by STAR and WEEKLY WORLD NEWS were flat.

Advertising revenues of $5,832,000 declined $186,000 or 3.1% reflecting, primarily, lower levels of national advertising in STAR offset partially by higher national advertising revenues generated by COUNTRY WEEKLY. National advertising has been adversely affected primarily by the loss of tobacco related product advertising. Management believes that the tobacco industry, as a whole, has curtailed its print media based advertising because of a lack of clear legislative guidelines that will address the future of tobacco products advertising in the United States. Until this issue is resolved, the Company's tobacco related advertising revenues may continue to be adversely affected.

Advertising revenues were also negatively impacted by reductions in the average revenue per page generated by direct mail order and classified advertising in the current period.

Other revenues of $5,541,000 increased $1,159,000 or 26.4% primarily from revenues generated by Frontline Marketing, Inc. ("Frontline"). Frontline, acquired in September 1996, sells in-store advertising to various product manufacturers and service providers. In addition, another subsidiary, Distribution Services, Inc. ("DSI"), continues to expand the marketing, merchandising and information gathering services it provides to various clients.

Operating expenses increased by $2,927,000 or 5.2% reflecting the expenses associated with both SOAP OPERA NEWS and Frontline which were not included in the comparable prior year period together with higher expenses associated with subscription fulfillment and DSI's expanded marketing, merchandising and information gathering services. Excluding production costs associated with SOAP OPERA NEWS, overall production costs declined reflecting the benefit of lower paper costs for all of the Company's publications.

Operating income was $20,639,000 a decrease of $1,435,000 primarily as a result of the operating losses generated by SOAP OPERA NEWS totalling approximately $1,723,000.

Interest expense decreased $1,317,000 to $12,712,000 from $14,029,000 reflecting decreases in the average balance of outstanding indebtedness in the current fiscal quarter.

The Company's effective income tax rates were 55.9% and 57.4% of income before income taxes for the fiscal quarters ended September 29, 1997 and September 30, 1996, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates result primarily from goodwill amortization which is not deductible for income tax reporting purposes.

TWO FISCAL QUARTERS ENDED SEPTEMBER 29, 1997 VS TWO FISCAL QUARTERS ENDED SEPTEMBER 30, 1996. Total revenues were $161,725,000 for the current two fiscal quarters an increase of $3,759,000 or 2.4% from the same prior year period. The current two fiscal quarters includes 26 weeks as compared to 27 weeks in the same prior year period.

Circulation revenues (which includes all single copy and subscription sales) of $139,269,000 increased $2,429,000 or 1.8%. On an equivalent number of weeks basis, current period single copy circulation revenues increased by approximately $5,564,000 or 5.0% reflecting single copy revenue generated by SOAP OPERA NEWS, which was not included in the prior year period, as well as higher revenues from NATIONAL ENQUIRER as a result of both a July 1996 $.10 cover price increase and a slight increase in average weekly unit sales. These additional revenues were partially offset by a decline in STAR'S average weekly single copy unit sales of 8.3%. Management believes the decline in average weekly single copy unit sales for STAR, which is more celebrity focused than NATIONAL ENQUIRER, is due to the increased attention given celebrity news by all forms of media. In addition, management believes that STAR and NATIONAL ENQUIRER single copy unit sales were negatively impacted as a result of distribution problems and adverse publicity arising after the death of Princess Diana. It is unknown what impact these matters may have on future circulation, if any. Although SOAP OPERA MAGAZINE'S weekly single copy unit sales declined 12.1%, higher subscription unit sales resulted in a total average weekly unit sales increase of 2.9%. Management believes the decline in SOAP OPERA MAGAZINE single copy unit sales was due, in part, to increased subscription unit sales (up 78.7%) and to competition from other newsstand publications covering soap opera programming. COUNTRY WEEKLY single copy unit sales remained flat however, including higher subscription unit sales, total average weekly unit sales increased by 16.4%. A WEEKLY WORLD NEWS cover price increase helped to reduce the impact on circulation revenues of a 11.5% decline in single copy unit sales.

Subscription revenues increased $1,185,000 or 5.9%. Expressed on an equivalent number of weeks basis, subscription revenues increased by approximately $1,934,000 or 9.9% due largely to increases in average weekly subscription unit sales of 78.7% and 38.6% for SOAP OPERA MAGAZINE and COUNTRY WEEKLY, respectively. Subscription revenues generated by the Company's other publications were flat.

Advertising revenues of $11,969,000 declined $1,108,000 or 8.5%. On an equivalent number of weeks basis, advertising revenues decreased by approximately $624,000 or 5.0% reflecting, primarily, lower levels of national advertising in STAR offset partially by higher national advertising revenues generated by COUNTRY WEEKLY. National advertising has been adversely affected primarily by the loss of tobacco related product advertising. Management believes that the tobacco industry, as a whole, has curtailed its print media based advertising because of a lack of clear legislative guidelines that will address the future of tobacco products advertising in the United States. Until this issue is resolved, the Company's tobacco related advertising revenues may continue to be adversely affected.

Advertising revenues were also negatively impacted by reductions in the average revenue per page generated by direct mail order and classsified advertising in the current year period.

Other revenues of $10,487,000 increased $2,438,000 or 30.3% reflecting revenues generated by Frontline and, to a lesser extent, DSI.

Operating expenses on an equivalent number of weeks basis (before deducting depreciation and amortization) increased by $8,007,000 or 8.3% reflecting the expenses associated with both SOAP OPERA NEWS and Frontline which were not included in the comparable prior year period together with higher expenses associated with subscription fulfillment and DSI's expanded marketing, merchandising and information gathering services. Excluding production costs associated with SOAP OPERA NEWS, on an equivalent number of issues basis overall production costs declined reflecting the benefit of lower paper costs for all of the Company's publications.

Operating income was $41,818,000 a decrease of $1,082,000 resulting from both the operating losses generated by SOAP OPERA NEWS totalling approximately $3,769,000 and one fewer week included in the current year period.

Interest expense decreased $3,470,000 to $25,734,000 from $29,204,000 reflecting the effect of one fewer week's interest and decreases in the average balance of outstanding indebtedness in the current fiscal period.

The Company's effective income tax rates were 56.0% and 61.2% of income before income taxes for the two fiscal quarters ended September 29, 1997 and September 30, 1996, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates result primarily from goodwill amortization which is not deductible for income tax reporting purposes

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1997 Annual Meeting of Shareholders ("Annual Meeting") was held on August 13, 1997. At the annual meeting the Company's stockholders (i) elected eleven directors for a term expiring in 1998, (ii) approved an amendment to the Company's Stock Option Plan, to increase the number of shares of the Company's Class A common stock authorized to be issued under the Plan, and (iii) ratified the selection of Arthur Andersen LLP as independent certified public accountants of the Company.

The following sets forth the results of voting at the Annual Meeting:

                                                                                         Votes
                                                 ---------------------------------------------------------------------------------
                   MATTER                           FOR                 AGAINST              ABSTENTIONS         BROKER NON-VOTES
                   ------                           ---                 -------              -----------         ----------------
(i) Election of Directors (a) -                                                                   0                     0

   Peter J. Callahan                             80,446,504             662,837                   0                     0
   Barry Baker                                   80,432,499             676,842                   0                     0
   Anthony J. Bolland                            80,446,504             662,837                   0                     0
   Michael J. Boylan                             80,446,504             662,837                   0                     0
   Iain Calder                                   80,353,264             756,077                   0                     0
   Roy F. Coppedge III                           80,446,504             662,837                   0                     0
   Steven B. Dodge                               80,352,734             756,607                   0                     0
   Gerald S. Hobbs                               80,350,514             758,827                   0                     0
   Maynard Rabinowitz                            80,446,079             663,262                   0                     0
   Gerry M. Ritterman                            80,353,314             756,027                   0                     0
   Roger Wood                                    80,445,629             663,712                   0                     0

(ii) Stock Option Plan amendment                 74,443,655           3,940,954               153,999                   0

(iii) Selection of independent accountants       81,072,007              11,750                25,584                   0


(a) - With respect to the election of directors, the form of proxy permitted shareholders to check boxes indicating votes either "for" or "withheld", votes relating to directors designated above as "against" are votes cast as "withheld".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 10.2 - Amendment to American Media, Inc. Amended and Restated Stock Option Plan (incorporated by reference from the Company's Registration Statement on Form S-8, Registration No. 33-34221, as filed on August 22, 1997).

EXHIBIT 27 - Financial Data Schedule (for SEC use only).

FORM 8-K

During the fiscal quarter ended September 29, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereto duly authorized.

                                              AMERICAN MEDIA, INC.
                                              ---------------------------------
                                              Registrant



Date: November 7, 1997                        By /s/ RICHARD W. PICKERT
                                                 ------------------------------
                                                 Richard W. Pickert
                                                 Senior Vice President
                                                 Chief Financial Officer