Form 10-Q
period 1997-12-29
AMERICAN MEDIA INC
filed 1998-02-11
CIK 880555

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON D.C. 20549


                                    FORM 10-Q

             (Mark One)

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the Quarterly Period Ended December 29, 1997


                                       OR


                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-10784


                              AMERICAN MEDIA, INC.
--------------------------------------------------------------------------------
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 Delaware                                      65-0203383
     (State or other jurisdiction of                          (IRS Employee
      incorporation or organization)                        Identification No.)


    600 East Coast Avenue, Lantana, Florida                    33464-0002
    (Address of principal executive offices)                    (Zip Code)


        Registrant's telephone number, including area code (561) 540-1000


American Media, Inc. (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.

As of February 1, 1998 there were 21,727,708 shares of Class A Common Stock and 20,702,005 shares of Class C Common Stock outstanding.


================================================================================

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                                INDEX TO FORM 10-Q
                                DECEMBER 29, 1997

                                                                                                    PAGE(S)
                                                                                                    --------
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements -

Consolidated Balance Sheets .....................................................................      3
Consolidated Statements of Income ...............................................................      4
Consolidated Statements of Cash Flows ...........................................................      5
Notes to Consolidated Financial Statements ......................................................    6 - 7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .....................................................    8 - 10


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ........................................................      11

Signature........................................................................................      12



                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      AS OF DECEMBER 29 AND MARCH 31, 1997
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)


                                                                                   DECEMBER 29        MARCH 31
                                                                                   -----------        ---------
                                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $   3,469         $   8,230
  Receivables, net                                                                      8,322             8,190
  Inventories                                                                           8,782            13,391
  Prepaid expenses and other                                                            4,056             2,719
                                                                                    ---------         ---------
      Total current assets                                                             24,629            32,530
                                                                                    ---------         ---------
PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                                    4,039             4,039
  Machinery, fixtures and equipment                                                    17,768            16,159
  Display racks                                                                        19,507            18,854
                                                                                    ---------         ---------
                                                                                       41,314            39,052
  Less - accumulated depreciation                                                     (16,695)          (14,819)
                                                                                    ---------         ---------
                                                                                       24,619            24,233
                                                                                    ---------         ---------
DEFERRED DEBT COSTS, net                                                                9,258            11,011
                                                                                    ---------         ---------
GOODWILL, net of accumulated amortization of $122,651 and $111,285                    482,600           493,966
                                                                                    ---------         ---------
OTHER INTANGIBLES, net of accumulated amortization of $44,286 and $39,846             103,714           108,154
                                                                                    ---------         ---------
                                                                                    $ 644,820         $ 669,894
                                                                                    =========         =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of term loan                                                      $  47,341         $  43,355
  10.09% Zero Coupon Notes Due 1997                                                        --            15,772
  Accounts payable                                                                     22,231            13,863
  Accrued expenses                                                                     17,566            18,143
  Accrued interest                                                                      5,663            10,037
  Accrued and current deferred income taxes                                             7,567            11,022
  Deferred revenues                                                                    27,578            32,348
                                                                                    ---------         ---------
      Total current liabilities                                                       127,946           144,540
                                                                                    ---------         ---------
LONG TERM DEBT:
  Term Loan and Revolving Credit Commitment, net of current portion                   249,731           269,401
  11.63% Senior Subordinated Notes Due 2004                                           200,000           200,000
  10.38% Senior Subordinated Notes Due 2002                                               134               134
                                                                                    ---------         ---------
                                                                                      449,865           469,535
                                                                                    ---------         ---------

DEFERRED INCOME TAXES                                                                   7,643             8,038
                                                                                    ---------         ---------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; issued and outstanding as follows -
    Class A - 22,043 and 21,711 in December; 21,402 and 21,078 in March                   220               214
    Class C - 20,702 in December and March                                                207               207
  Additional paid-in capital                                                           58,760            53,927
  Retained earnings (deficit)                                                           6,229              (584)
  Less - Stock held in treasury, at cost                                               (6,050)           (5,983)
                                                                                    ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                                             59,366            47,781
                                                                                    ---------         ---------
                                                                                    $ 644,820         $ 669,894
                                                                                    =========         =========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)

                                                                 FISCAL QUARTER ENDED            THREE FISCAL QUARTERS ENDED
                                                            ------------------------------      ------------------------------
                                                            DECEMBER 29,      DECEMBER 30,      DECEMBER 29,      DECEMBER 30,
                                                                1997              1996              1997              1996
                                                            ------------      ------------      ------------      ------------
                                                                                                 (39 Weeks)         (40 Weeks)
OPERATING REVENUES:
  Circulation                                                  $ 62,617         $  66,393         $ 201,886         $ 203,233
  Advertising                                                     5,829             5,691            17,798            18,768
  Other                                                           5,634             5,446            16,121            13,495
                                                               --------         ---------         ---------         ---------
                                                                 74,080            77,530           235,805           235,496
                                                               --------         ---------         ---------         ---------
OPERATING EXPENSES:
  Editorial                                                       7,255             6,894            23,002            20,608
  Production                                                     20,353            19,368            62,159            61,766
  Distribution, circulation and other cost of sales              17,020            15,476            50,201            44,394
  Selling, general and administrative expenses                    6,682             7,971            20,213            22,902
  Television advertising                                            347               313             1,050             1,042
  Depreciation and amortization                                   7,632             7,422            22,571            21,798
                                                               --------         ---------         ---------         ---------
                                                                 59,289            57,444           179,196           172,510
                                                               --------         ---------         ---------         ---------

  Operating income                                               14,791            20,086            56,609            62,986

INTEREST EXPENSE                                                (12,444)          (13,626)          (38,178)          (42,830)
OTHER EXPENSE, net                                                   (7)             (447)             (942)           (1,530)
                                                               --------         ---------         ---------         ---------

  Income before provision for income taxes                        2,340             6,013            17,489            18,626

PROVISION FOR INCOME TAXES                                        2,196             3,691            10,676            11,404
                                                               --------         ---------         ---------         ---------
    Net income                                                 $    144         $   2,322         $   6,813         $   7,222
                                                               ========         =========         =========         =========


 BASIC AND DILUTED
    EARNINGS PER SHARE                                         $     --         $    0.06         $    0.16         $    0.17
                                                               ========         =========         =========         =========



DIVIDENDS PER SHARE                                            $     --         $      --         $      --         $      --
                                                               ========         =========         =========         =========



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE FISCAL QUARTERS ENDED DECEMBER 29, 1997 AND DECEMBER 30, 1996
                                   (IN 000'S)


                                                                                DECEMBER 29, 1997  DECEMBER 30, 1996
                                                                                -----------------  -----------------
                                                                                    (39 Weeks)         (40 Weeks)
Cash Flows from Operating Activities:
  Net income                                                                         $  6,813         $  7,222
                                                                                     --------         --------
Adjustments to reconcile net income to net cash provided from operating activities -
    Depreciation and amortization                                                      22,571           21,798
    Deferred debt cost amortization                                                     2,053            2,380
    Senior subordinated discount note accretion                                           190            1,118
    Decrease (increase) in -
        Receivables, net                                                                 (132)             412
        Inventories                                                                     4,609            5,404
        Prepaid expenses and other                                                     (1,337)           1,134
    Increase (decrease) in -
        Accounts payable                                                                8,368           (2,526)
        Accrued expenses                                                               (4,951)          (2,428)
        Accrued and current deferred income taxes                                      (3,500)             604
        Deferred revenues                                                              (4,770)          (2,562)
                                                                                     --------         --------
          Total adjustments                                                            23,101           25,334
                                                                                     --------         --------
        Net cash provided from operating activities                                    29,914           32,556
                                                                                     --------         --------
Cash Flows from Investing Activities:
    Capital expenditures                                                               (7,151)          (6,282)
    Acquisition of business                                                                --           (2,237)
                                                                                     --------         --------
        Net cash used in investing activities                                          (7,151)          (8,519)
                                                                                     --------         --------
Cash Flows from Financing Activities:
    Term loan and revolving credit commitment principal repayments                    (96,184)         (66,060)
    Proceeds from revolving credit commitment                                          80,500           46,000
    Repayment of senior subordinated indebtedness                                     (15,962)              --
    Proceeds from stock option exercises                                                4,436               --
    Other                                                                                (314)            (257)
                                                                                     --------         --------
        Net cash used in financing activities                                         (27,524)         (20,317)
                                                                                     --------         --------
Net Increase (Decrease) in Cash and Cash Equivalents                                   (4,761)           3,720
Cash and Cash Equivalents at Beginning of Period                                        8,230            4,643
                                                                                     --------         --------
Cash and Cash Equivalents at End of Period                                           $  3,469         $  8,363
                                                                                     ========         ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                                     $ 14,143         $  9,608
    Interest                                                                           40,309           43,644




       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 29, 1997
                          (000'S OMITTED IN ALL TABLES)
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted financial principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media, Inc. (together with its wholly-owned subsidiary, American Media Operations, Inc. and its subsidiaries, the "Company") for the fiscal year ended March 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the fiscal periods ended December 29, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 1998.

The three fiscal quarters ended December 29, 1997 includes 39 weeks as compared to 40 weeks in the same prior year fiscal period which ended December 30, 1996.

(2) ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

On occasion the Company enters into interest rate swap agreements and purchases interest rate caps to reduce the interest rate exposure associated with a portion of its variable rate indebtedness. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The accounting policy for these derivative financial instruments, which are designated as hedges of its interest rate risk, follows:

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

(3) INVENTORIES

Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) cost method of valuing its inventories. If the first-in, first-out (FIFO) cost method of valuation, which approximates market value, had been used, inventories would have been approximately $1,000 higher and $810,000 lower than the amounts reported in the accompanying consolidated balance sheets for December 29 and March 31, 1997, respectively. Inventories are comprised of the following:

                                                  December 29      March 31
                                                  ------------     -------
Raw materials - paper                               $ 4,794        $ 9,477
Finished product - paper, production
  and distribution costs of future issues             3,988          3,914
                                                    -------        -------
                                                    $ 8,782        $13,391
                                                    =======        =======

(4) INCOME TAXES

The Company files a consolidated Federal income tax return. Income taxes have been provided based upon the Company's anticipated annual income tax rate.

(5) CREDIT AGREEMENT

As of December 29, 1997 the Company had $297.1 million in loans outstanding with its bank syndicate led by The Chase Manhattan Corporation, as agent bank, (the "Credit Agreement"). As of December 29, 1997, borrowings of $12.0 million were outstanding under the Credit Agreement's $75 million revolving credit commitment.

As of December 29, 1997 the Company's effective interest rate on borrowings under the Credit Agreement was 7.6%. The effective rate for borrowings under the Credit Agreement averaged 7.7% for the fiscal quarter ended December 29, 1997 as compared to 7.9% on borrowings for the fiscal quarter ended December 30, 1996. For the three fiscal quarters ended December 29, 1997, the effective rate was 7.8% as compared to 7.9% for the same prior year period.

(6) EARNINGS PER SHARE

Earnings per share was calculated based upon Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which was adopted by the Company in the current fiscal period. Adoption of SFAS No. 128, which superseded the previous standard (APB No. 15), had no effect on the Company's previously reported earnings per share amounts.

Diluted earnings per share, which is the same as basic earnings per share for all periods presented, includes the effect of incremental shares issued assuming the exercise of common stock options under the treasury stock method, as follows:

                                                Weighted Average Shares Outstanding
                                  -------------------------------------------------------------------
                                       Fiscal Quarter Ended             Three Fiscal Quarters Ended
                                  -----------------------------       -------------------------------
                                  Dec. 29, 1997   Dec. 30, 1996       Dec. 29, 1997     Dec. 30, 1996
                                  -------------   -------------       -------------     -------------
Basic shares                         42,361            41,782            42,041            41,778
Dilutive effect of common
 stock options                          189                32               141                10
                                     ------            ------            ------            ------
Diluted shares                       42,550            41,814            42,182            41,788
                                     ======            ======            ======            ======


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 29, 1997, the Company had cash and cash equivalents of $3.5 million compared to $8.2 million at March 31, 1997. The Company's primary sources of liquidity are cash generated from operations, amounts available under the Company's revolving credit commitment and, to a lesser extent, proceeds from the sale of the Company's common stock during the current period.

As of December 29, 1997, the Company had a working capital deficit of $103.3 million. The Company does not consider its working capital deficit as a true measure of its liquidity position as its working capital needs typically are met by the large amounts of cash generated by its business. Any temporary shortfalls in available cash are covered by borrowings under the Credit Agreement's $75 million revolving credit commitment which are reflected as long-term liabilities. For the three fiscal quarters ended December 29, 1997 net cash provided from operating activities totaling $29.9 million was used primarily to make payments of principal on the Company's indebtedness totaling $31.7 million.

At December 29, 1997 the Company's outstanding indebtedness totaled $497.2 million of which $285.1 million represented borrowings under the Credit Agreement's term loan and $12.0 under the revolving credit commitment. The effective interest rate under the Credit Agreement's term loan and revolving credit commitment was 7.8% for the three fiscal quarters ended December 29, 1997. Effective November 1997 the Company entered into three-year $100 million notional amount interest rate swap agreement under which the Company will pay a fixed rate of 5.95% and receive interest based on the three-month LIBOR rate. This swap agreement in combination with a similar $100 million notional amount interest rate swap agreement which expires in May 1998 effectively converts $200 million of the Company's variable rate debt under the Credit Agreement to a fixed rate of 6.12% (before considering additional interest charged relative to the Company's maintenance of certain financial ratios) through May 1998.

Management believes that cash provided by operations will be adequate to meet its operating liquidity requirements, including all required payments of principal and interest and is not aware of any commitment which would require unusual amounts of cash or which would change or otherwise restrict the Company's currently available capital resources. In addition, the Company does not intend to pay any cash dividends on its common stock in the foreseeable future. As of December 29, 1997, $63.0 million was available under the Credit Agreement's revolving credit commitment.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED DECEMBER 29, 1997 VS FISCAL QUARTER ENDED DECEMBER 30, 1996. Total revenues were $74,080,000 for the current fiscal quarter, a decrease of $3,450,000 or 4.4% from the comparable prior year quarter. Revenues generated by the Company's newest publication, SOAP OPERA NEWS, which was launched in April 1997, were unable to offset declines in NATIONAL ENQUIRER and STAR as their single copy sales were negatively impacted by the adverse publicity and related distribution interruptions that occurred subsequent to the death of Princess Diana.

Circulation revenues (which includes all single copy and subscription sales) of $62,617,000 decreased $3,776,000 or 5.7%. Single copy unit sales of NATIONAL ENQUIRER and STAR declined 11.2% and 18.1%, respectively, due largely to the impact of the reaction to the death of Princess Diana. During the current fiscal quarter the aforementioned distribution interruptions have been resolved and the adverse publicity has, for the most part abated. Estimated weekly single copy sales of NATIONAL ENQUIRER and STAR, however, have yet to recover to levels experienced prior to the death of Princess Diana. While recent trends indicate that single copy sales are improving, management is unable to determine if sales will return to prior levels or if there will be any long-term effect on overall circulation. SOAP OPERA MAGAZINE'S average weekly circulation continues to reflect the impact of increased competition in the soap opera category as sales declined 17.7%. COUNTRY WEEKLY'S average weekly circulation increased 4.6% as higher subscription levels more than offset a decline in average weekly unit sales of 8.1%. A WEEKLY WORLD NEWS cover price increase helped to reduce the impact on circulation revenues of a 8.5% decline in single copy unit sales.

Subscription revenues, which represent approximately 17% of total circulation revenues, increased $919,000 or 9.6% due largely to increases in average weekly subscription unit sales of 18.9% and 3.6% for COUNTRY WEEKLY and NATIONAL ENQUIRER, respectively.

Advertising revenues of $5,829,000 increased $138,000 or 2.4% reflecting higher national advertising revenues generated by COUNTRY WEEKLY offset by lower levels of national advertising in NATIONAL ENQUIRER and STAR. National advertising has been adversely affected primarily by the loss of tobacco related product advertising. Management believes that the tobacco industry, as a whole, has curtailed its print media based advertising because of a lack of clear legislative guidelines that will address the future of tobacco products advertising in the United States. Until this issue is resolved, the Company's tobacco related advertising revenues may continue to be adversely affected. Advertising revenues were also negatively impacted by reductions in the average revenue per page generated by direct mail order and classified advertising in the current period.

Operating expenses increased by $1,845,000 or 3.2% reflecting the expenses associated with SOAP OPERA NEWS which was not included in the comparable prior year period together with higher expenses associated with subscription fulfillment and Distribution Services, Inc.'s ("DSI") expanded marketing, merchandising and information gathering services. Excluding production costs associated with SOAP OPERA NEWS, overall production costs declined reflecting the benefit of lower overall paper costs for the Company's publications.

Operating income was $14,791,000 a decrease of $5,295,000 largely as a result of the declines in single copy sales of NATIONAL ENQUIRER and STAR and operating losses generated by SOAP OPERA NEWS totaling approximately $2 million.

Interest expense decreased $1,182,000 to $12,444,000 from $13,626,000 reflecting decreases in the average balance of outstanding indebtedness in the current fiscal quarter.

The Company's effective income tax rates were 93.8% and 61.4% of income before income taxes for the fiscal quarters ended December 29, 1997 and December 30, 1996, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates result primarily from goodwill amortization which is not deductible for income tax reporting purposes.

THREE FISCAL QUARTERS ENDED DECEMBER 29, 1997 VS THREE FISCAL QUARTERS ENDED DECEMBER 30, 1996. Total revenues were $235,805,000 for the current three fiscal quarters, an increase of $309,000 from the same prior year period. The current three fiscal quarters includes 39 weeks as compared to 40 weeks in the same prior year period.

Circulation revenues (which includes all single copy and subscription sales) of $201,886,000 decreased $1,347,000 or 0.7%. On an equivalent number of weeks basis, current period single copy circulation revenues increased by approximately $3,734,000 or 1.9% reflecting single copy revenue generated by SOAP OPERA NEWS, which was not included in the prior year period.

Although negatively impacted in the current fiscal quarter by the adverse publicity and related distribution interruptions subsequent to the death of Princess Diana, revenues generated by NATIONAL ENQUIRER for the current three fiscal quarters were flat, as a July 1996 $.10 cover price increase offset a 3.1% decline in average weekly unit sales. The same $.10 cover price increase for STAR was unable to offset a decline in average weekly single copy unit sales of 11.6% which reflected the impact of the reaction to Princess Diana as well as increased competition from various forms of media covering celebrity news. Management believes that STAR, which is more celebrity focused than NATIONAL ENQUIRER, is impacted to a greater extent by this competition. SOAP OPERA MAGAZINE'S average weekly circulation continues to reflect the impact of increased competition in the soap opera category as sales declined 4.3%. COUNTRY WEEKLY'S average weekly circulation increased 12.2% as higher subscription levels more than offset a decline in average weekly unit sales of 2.7%. A WEEKLY WORLD NEWS cover price increase helped to reduce the impact on circulation revenues of a 10.4% decline in single copy unit sales.

Subscription revenues increased $2,104,000 or 7.1%. Expressed on an equivalent number of weeks basis, subscription revenues increased by approximately $2,848,000 or 9.8% due largely to increases in average weekly subscription unit sales of 31.3%, 5.5% and 48.6% for COUNTRY WEEKLY, NATIONAL ENQUIRER and SOAP OPERA MAGAZINE, respectively. Although all of the Company's other publications also reflected increases in subscription unit sales, their subscription revenues were flat as the Company continues to promote discounted subscriptions for its magazines as a means of generating future full-price subscription renewals.

Advertising revenues of $17,798,000 declined $970,000 or 5.2%. On an equivalent number of weeks basis, advertising revenues decreased by approximately $501,000 or 2.7% reflecting, primarily, lower levels of national advertising in NATIONAL ENQUIRER and STAR offset partially by higher national advertising revenues generated by COUNTRY WEEKLY. National advertising has been adversely affected primarily by the loss of tobacco related product advertising. Management believes that the tobacco industry, as a whole, has curtailed its print media based advertising because of a lack of clear legislative guidelines that will address the future of tobacco products advertising in the United States. Until this issue is resolved, the Company's tobacco related advertising revenues may continue to be adversely affected. Advertising revenues were also negatively impacted by reductions in the average revenue per page generated by direct mail order and classified advertising in the current year period.

Other revenues of $16,121,000 increased $2,626,000 or 19.5% reflecting revenues generated by Frontline Marketing, Inc., acquired in September 1996, which sells in-store advertising to various product manufacturers and service providers and, to a lesser extent, DSI, which continues to expand the marketing, merchandising and information gathering services it provides to various clients.

Operating expenses on an equivalent number of weeks basis (before deducting depreciation and amortization) increased by $9,681,000 or 6.6% reflecting the expenses associated with both SOAP OPERA NEWS and Frontline which were not included in the entire comparable prior year period together with higher expenses associated with subscription fulfillment and DSI's expanded marketing, merchandising and information gathering services. Excluding production costs associated with SOAP OPERA NEWS, on an equivalent number of issues basis overall production costs declined reflecting the benefit of lower paper costs for all of the Company's publications.

Operating income was $56,609,000 a decrease of $6,377,000 resulting from both the operating losses generated by SOAP OPERA NEWS totaling approximately $6 million and one fewer week included in the current year period.

Interest expense decreased $4,652,000 to $38,178,000 from $42,830,000 reflecting the effect of one fewer week's interest and decreases in the average balance of outstanding indebtedness in the current fiscal period.

The Company's effective income tax rates were 61.0% and 61.2% of income before income taxes for the three fiscal quarters ended December 29, 1997 and December 30, 1996, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates result primarily from goodwill amortization which is not deductible for income tax reporting purposes

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

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

During the fiscal quarter ended December 29, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereto duly authorized.

                                                 AMERICAN MEDIA, INC.
                                                 --------------------
                                                 Registrant

Date: February 10, 1998                          By: /s/ RICHARD W. PICKERT
                                                    ---------------------------
                                                    Richard W. Pickert
                                                    Senior Vice President
                                                    Chief Financial Officer