Form 10-K
period 1998-03-30
AMERICAN MEDIA INC
filed 1998-06-23
CIK 880555

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED MARCH 30, 1998

                                      OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-10784

                             ---------------------
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

                             ---------------------

       Registrant's telephone number, including area code (561) 540-1000

          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                            ON WHICH REGISTERED
         -------------------                           ---------------------
 Class A Common Stock, $.01 Par Value              New York Stock Exchange, Inc.

                             ---------------------

        Securities registered pursuant to Section 12(g) of the Act: None

     American Media, Inc. (1) HAS FILED all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates was $131,429,000, based on the closing market price on the New York Stock Exchange Composite Tape on June 19, 1998 and determined by subtracting from the number of shares of Class A Common Stock outstanding on that date, the number of shares of Class A Common Stock held by directors, officers and the partnerships which in the aggregate have a majority of the of the combined voting power of all classes of American Media, Inc.'s outstanding common stock.

     As of June 19, 1998 there were 21,780,423 shares of Class A Common Stock and 20,702,005 shares of Class C Common Stock outstanding.

                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III -- Portions of Registrant's Proxy Statement relating to the 1998 Annual Meeting of Stockholders to be held on August 12, 1998.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION AND OVERVIEW

     American Media, Inc. ("Media") operates through its subsidiaries as a leading publisher in the field of personality journalism. American Media Operations, Inc., ("Operations") a wholly-owned subsidiary of Media (together, the "Company"), conducts all of the Company's business operations and owns substantially all of the Company's assets including the capital stock of its subsidiaries. Operations, through its subsidiaries, publishes National Enquirer, Star, Weekly World News, Soap Opera Magazine, Country Weekly and Soap Opera News, with a current aggregate weekly circulation in excess of 5 million copies. National Enquirer and Star have the second and third largest single copy circulation, respectively, of any weekly periodical. The Company derives over 85% of its revenues from circulation, predominantly single copy sales in supermarkets and other retail outlets, and the remainder from advertising and other sources. Operations' subsidiary, Distribution Services, Inc. ("DSI"), markets the Company's periodicals, as well as those of its client publishers, in approximately 175,000 locations in the United States and Canada, representing, in the opinion of management, virtually complete coverage of traditional periodical distribution outlets. In addition, DSI provides merchandising and information gathering services for non-publisher third parties.

     The Company's management strategy is to enhance revenues by raising the cover prices of its publications, expanding advertising sales and introducing new products while at the same time reducing costs through measures such as increasing printing and distribution efficiencies and consolidating support functions. The Company has explored and continues to explore selected acquisition opportunities in areas related to its existing businesses. Any significant acquisitions would be subject to the covenants contained in the credit agreement dated June 5, 1998 among Operations, certain banks named therein (the "Banks") including The Chase Manhattan Bank, as Agent bank, (as amended from time to time, the "Credit Agreement") and indenture (the "Indenture") relating to the Company's 11 5/8% Senior Subordinated Notes due 2004. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

     The Company's business also includes licensing of its trademarks and copyrighted materials for television and video programming as well as syndicating its published material. The registered trademarks owned by the Company include "National Enquirer", a "Star" design, "Weekly World News," "Soap Opera Magazine", "Country Weekly", "The Untold Story" and "Enquiring Minds Want to Know". The Company has pending a trademark for "Soap Opera News". The Company considers its trademarks important to its business.

     Media was incorporated under the laws of Delaware in 1990. Operations was incorporated under the laws of Delaware in 1981. The headquarters and principal executive offices for both Media and Operations are located at 600 East Coast Avenue, Lantana, Florida 33464-0002 and the telephone number is (561) 540-1000.

THE PUBLICATIONS

     The Company currently publishes six weekly periodicals:

    - National Enquirer, whose predecessors date back to 1926, is a general interest, tabloid format weekly periodical with an editorial content devoted to celebrity features, human interest stories and service articles covering topics such as health, food and household affairs.

    - Star, which commenced publication in 1974, is a celebrity news-driven weekly periodical with a strong emphasis on news of television performers and the lives of the rich and famous. Star complements this focus with human interest stories of ordinary people thrust into the limelight by extraordinary circumstances. Issues also include a variety of service features, such as food, fashion, health, fitness and parenting.

    - Weekly World News, which commenced publication in 1979, is a black and white tabloid devoted to entertaining and unusual stories. The editorial content of Weekly World News is derived principally from rewritten stories and purchased photographs from agencies and periodicals around the world.

    - Soap Opera Magazine, which commenced publication in 1991, is a weekly publication that provides in-depth coverage of the ten network daytime soap opera programs including summaries of current story lines, exclusive interviews and extensive photo coverage of soap opera stars.

    - Country Weekly, launched in April 1994, presents all aspects of country music, lifestyles, events and personalities.

    - Soap Opera News, the Company's newest magazine having been launched in March 1997, is a weekly digest-sized publication covering all aspects of daytime television's soap opera programming including news, features and behind the scene stories about the shows and stars.

     The following table provides current information reflecting a typical weekly issue for each of the publications:

                                                                 NEWSSTAND PRICE PER COPY     FULL PRICE
                         NUMBER OF    NUMBER OF    % EDITORIAL   -------------------------   SUBSCRIPTION
                           PAGES     COLOR PAGES      TEXT       UNITED STATES     CANADA    US$ PER COPY
                         ---------   -----------   -----------   --------------    -------   ------------
National Enquirer......      48           30           70%           $1.39          $1.69       $0.92
Star...................      48           30           78             1.39           1.69        0.92
Weekly World News......      48          n/a           76             1.25           1.39        0.67
Soap Opera Magazine....      52           52           86             1.79           1.99        0.92
Country Weekly.........      60           60           86             1.79           2.09        0.89
Soap Opera News........     132          132           95             1.99           2.49        0.96

     The Company has announced cover price increases for National Enquirer and Star to $1.49 and $1.79 for the United States and Canada, respectively, beginning with the issues dated July 7, 1998.

     Each of the publications, excluding Soap Opera News, periodically publishes expanded issues in place of its regular weekly issue. Depending on the publication, expanded issues typically include 24 to 32 additional pages with domestic cover prices of $2.49 for National Enquirer, Star, Soap Opera Magazine and Country Weekly and $1.95 for Weekly World News. Expanded issues may include an additional focus on particular topics of interest such as fashion, horoscope, artist awards, important celebrities and unusual occurrences in addition to the standard editorial content of a regular weekly issue. A table showing the number of expanded issues for the past three fiscal years follows:

                                                              1998   1997   1996
                                                              ----   ----   ----
National Enquirer...........................................   4      4      --
Star........................................................   4      4       1
Weekly World News...........................................   3      5       3
Soap Opera Magazine.........................................   6      4       1
Country Weekly..............................................   6      4       4

     The Company also publishes pocket-sized books under the name Micro Mags covering such topics as diets, horoscopes, health and psychic phenomena, among others. Eight releases are published annually, each with 4 titles, at a current cover price of $1.49.

OVERSEAS DISTRIBUTION AND FOREIGN OPERATIONS

     The Company distributes both weekly and special issues of National Enquirer and Weekly World News in the United Kingdom, Europe and, to a minor extent, Asia. For fiscal 1998, combined average weekly foreign circulation (excluding Canada) was approximately 156,000 copies as compared to 137,000 in fiscal 1997. The revenues, operating profit and identifiable assets attributable to those markets are not material for any of the last three fiscal years.

CIRCULATION REVENUES

     The Company's publications derive a major portion of their revenues from circulation, as opposed to advertising. More than 85% of the Company's total consolidated revenue is derived from circulation.

Approximately 84% of its circulation revenue is generated by single copy sales and the remainder by subscription sales.

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

     Circulation Trends. The following table sets forth average weekly single copy and total unit sales of the Company's publications for the past three fiscal years (in thousands).

                                                            1998             1997             1996
                                                       --------------   --------------   --------------
                                                       SINGLE           SINGLE           SINGLE
                                                        COPY    TOTAL    COPY    TOTAL    COPY    TOTAL
                                                       ------   -----   ------   -----   ------   -----
National Enquirer....................................  1,932    2,391   2,104    2,543   2,150    2,604
Star.................................................  1,618    1,983   1,858    2,212   2,025    2,397
Weekly World News....................................    356      377     409      431     438      459
Soap Opera Magazine..................................    217      304     268      330     240      284
Country Weekly.......................................    202      416     219      389     215      333
Soap Opera News......................................    146      163     n/a      n/a     n/a      n/a

     Canadian sales during fiscal 1998 represented less than 10% of each publication's average weekly unit sales.

     Management believes declines in single copy circulation of National Enquirer and Star resulted in part from increased competition from other publications and forms of media such as television and radio programs concentrating more heavily on celebrity news. Fiscal 1998 single copy circulation declines for National Enquirer and Star also resulted from the adverse publicity and related distribution interruptions that occurred subsequent to the death of Princess Diana and have yet to recover to levels realized prior to the accident. While recent trends indicate that single copy sales are improving from the low levels following the Princess Diana tragedy, management is unable to determine if sales will return to prior levels or if there will be any long-term effect on overall circulation. In addition, the strategy of optimizing circulation revenues and operating cash flows as opposed to maximizing unit sales may have contributed to declines in circulation of the Company's publications.

     All of the Company's publications are sold with full return privileges. Copies not sold are returned to the wholesalers for destruction. The Company periodically audits the return procedures of its wholesalers.

     Subscriptions. Sales of subscriptions, which represent less than 15% of total consolidated revenues, are comprised primarily of the more profitable direct-to-publisher sales. This is consistent with the Company's strategy of optimizing subscription revenues and profitability as opposed to subscription unit sales. On a regular basis however, the Company also offers agency-sold discounted subscriptions when it believes that such sales will result in economically beneficial levels of full-price renewal subscriptions. All of the Company's publications except Weekly World News offer agency-sold subscriptions.

     Renewal rates for the Company's publications (exclusive of subscriptions sold by direct mail agents) were 81% for National Enquirer, 79% for Star, 63% for Weekly World News, 62% for Soap Opera Magazine and 67% for Country Weekly for subscriptions which expired during the first six months of the 1997 calendar year. Average weekly subscription unit sales for the past three fiscal years were as follows (in thousands):

                                                              1998   1997   1996
                                                              ----   ----   ----
National Enquirer...........................................  459    439    454
Star........................................................  365    354    372
Weekly World News...........................................   21     22     21
Soap Opera Magazine.........................................   87     62     44
Country Weekly..............................................  214    170    118
Soap Opera News.............................................   17    n/a    n/a

     Each of the Company's publications sells both paid-in-advance and billed subscriptions for 52-week periods. Subscriptions of 16 to 26 weeks, depending upon the publication, are also available. Renewals are promoted through a series of mailings and, in some cases, a telephone call to the subscriber. In addition, subscriptions may be promoted through ads in sister publications. Subscription copies are delivered as second class mail and fulfillment is performed by an unaffiliated company which charges a fee for its services.

ADVERTISING REVENUES

     Advertising revenues in the Company's publications comprise approximately 8% of total consolidated revenues. To solicit advertising for its publications, the Company maintains sales offices in New York City, Chicago, Los Angeles, Nashville and Lantana. The following table shows advertising revenues by publication for the past three fiscal years (in millions):

                                                              1998    1997    1996
                                                              -----   -----   -----
National Enquirer...........................................  $12.6   $13.5   $13.0
Star........................................................    7.0     7.6     7.8
Weekly World News...........................................    1.2     1.4     1.2
Soap Opera Magazine.........................................    0.7     0.5     0.4
Country Weekly..............................................    2.0     1.3     0.9
Soap Opera News.............................................    0.1     n/a     n/a
                                                              -----   -----   -----
                                                              $23.6   $24.3   $23.3
                                                              =====   =====   =====

     The following table sets forth advertising revenues by category and as a percent of total advertising revenues for the past five fiscal years (dollars in millions):

                                              TOTAL       NATIONAL     MAIL ORDER     CLASSIFIED
                                           ADVERTISING   ----------    -----------    ----------
                                             REVENUE      $      %       $      %      $      %
                                           -----------   ----   ---    -----   ---    ----   ---
1998.....................................     $23.6      $9.2   39%    $11.7   50%    $2.7   11%
1997.....................................      24.3       9.9   41      11.1   46      3.3   13
1996.....................................      23.3       8.9   38      11.1   48      3.3   14
1995.....................................      27.0       8.9   33      15.0   56      3.1   11
1994.....................................      25.9       9.0   35      13.8   53      3.1   12

OTHER REVENUES

     The Company's other revenues comprise approximately 7% of total consolidated revenues and include revenues from marketing, merchandising and information gathering services provided by DSI to third party clients, in-store advertising revenues generated by Frontline Marketing, Inc. ("Frontline"), an 80% owned subsidiary and, to a lesser extent, revenues from the syndication of photographs and stories appearing in the Company's publications and sales of ancillary products.

     DSI has contractual agreements to provide various marketing services to third-party clients in the publishing industry, including Hachette Filipacchi Magazines, Inc., which publishes Woman's Day, Woman's Day Specials, Elle, and Mirabella; Hearst Magazines, which publishes Cosmopolitan, Good Housekeeping, Redbook, Country Living, Harper's Bazaar, House Beautiful, Marie Claire and Victoria; Gruner + Jahr USA/ Publishing, which publishes McCalls, Family Circle, Family Circle Specials, Fitness, Parents, Child and YM; Wenner Media, Inc., which publishes US Magazine and Rolling Stone Magazine; Rodale Press, Inc., which publishes Prevention and Prevention Guides; and Newsweek, Inc., which publishes Newsweek.

     In addition, DSI provides merchandising and information gathering services to various major packaged-products companies, retailers and other marketers. DSI has equipped its field force with hand-held computer terminals in order to enhance the timeliness and accuracy of its information gathering services. Management believes DSI has significant potential for further expansion.

     Frontline sells advertising space to various product manufacturers and other national advertisers on signage it owns at the checkout counters in about 5,100 grocery stores and considers itself as a premier in-store advertising vehicle for new products and front-end brands. Frontline is responsible for maintaining the signage consisting of an elevated light display and pays the retailer a commission on advertising sales. DSI performs a majority of Frontline's field service work and Company management believes there may be additional benefits from offering Frontline's in-store advertising in combination with national advertising sales in the Company's publications.

EDITORIAL OPERATIONS

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

     The full time staff of approximately 80 is complemented by a network of more than 1,000 freelance reporters and other contributors who serve as story idea sources, information sources, reporters and photographers. Stories are rewritten in National Enquirer style by a highly skilled team of writers. In addition, National Enquirer has a separate research department consisting of eight employees, whose function is to provide fact checking for stories and to assist the editorial staff with original research.

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

     The editorial staffs of Weekly World News, Soap Opera Magazine, Country Weekly and Soap Opera News are comprised of approximately 14, 21, 25 and 23 persons, respectively, managed by each publication's editor.

     In addition to its editorial staff, each publication pays outside sources for story ideas, for information regarding "breaking stories" that is proved to be genuine and for exclusive stories regarding celebrities. The Company also pays free-lance photographers and free-lance reporters for their investigative journalism. Multiple sources as well as documentation are sought for all stories that are potentially controversial or subject to dispute. In addition, the Company retains special libel counsel to review, prior to publication, sensitive stories and celebrity news and photos. Before publishing book excerpts, the Company generally obtains indemnification from the publisher, author and/or agent concerning publication rights and defamation.

     Each of the Company's publications uses graphic display computers to configure story layouts while editors determine the final text and perform a last review for accuracy. Once finalized, the completed issues are digitally transmitted to printing plants for printing.

PRODUCTION AND RAW MATERIALS

     An unrelated third party performs most of the prepress operations for the Company's publications and is responsible for transmitting them electronically to independent printing plants. All of the publications are printed utilizing the rotogravure printing process. The Company has a long-term printing agreement with an unrelated domestic printer to print National Enquirer and Star through December 2010. See Note 11 of Notes to Consolidated Financial Statements. This same printer also prints all of the Company's other publications except for National Enquirer's United Kingdom edition and Micro Mags which are printed by other unrelated printers. Once printed, the copies are transported by truck to over 200 wholesalers in the United States and Canada who deliver the requisite number of copies to more than 175,000 retail sales locations. The Company believes its relationships with its printing companies are favorable and that there are printing facilities available elsewhere, should the need arise. For fiscal 1998 the average weekly press runs of the Company's publications were as follows (in thousands): National Enquirer -- 4,604; Star -- 4,092; Weekly World News -- 1,106; Soap Opera Magazine -- 803; Country Weekly -- 833 and Soap Opera News -- 783.

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

     In 1995 and 1996, the effects of increased worldwide demand for paper products and the limited manufacturing capacity at paper mills resulted in relatively significant paper price volatility for the Company, as well as other publishers. For example, the Company's average paper costs increased approximately 40% from the beginning of fiscal 1995 to the end of fiscal 1996. In response to these higher costs, the Company undertook several measures to reduce paper consumption including lowering the print orders of its publications and reducing both the number of pages and trim sizes of certain of its publications. These efforts combined with declines in paper costs resulted in a decrease in the Company's paper costs beginning in fiscal 1997. Although it is not possible to accurately forecast the future prices of paper, Company management believes prices in the near future will not exhibit the levels of volatility experienced several years ago; however, any significant future increases in paper prices could have an adverse impact on the Company's operating results. From time to time the Company enters into short-term agreements with paper suppliers to fix the costs of its purchases as a means of partially mitigating its near term exposure to paper price increases. The Company is assessing the merits of using the recently emerging longer-term newsprint hedging contracts which are being offered in the marketplace by private institutions.

MARKETING, MERCHANDISING AND DISTRIBUTION

     DSI, consisting of more than 180 full time and 1,600 part time personnel, is responsible for marketing the Company's publications, as well as those of its client publishers, in racks at checkout counters in over 175,000 locations in the United States and Canada. DSI covers virtually all traditional periodical distribution outlets. Management believes that DSI's national coverage and marketing skills are one of the key factors that contribute significantly to sales of the Company's publications.

     Each week, the merchandising staff of DSI are routed to review product positions and reposition and restock racks of its clients, including the Company's publications, at the checkout counters in more than 17,000 of the highest volume supermarkets, mass merchandisers and other retail outlets in the United States and Canada. DSI is not responsible for the physical delivery of the newsstand copies of the Company's publications or those of its clients which is performed by wholesalers or, in some cases, by direct delivery to the retailer which then places the copies on the appropriate racks.

     DSI also acts as category captain in the design of rack displays in consultation with retailers and publishers, for approximately 40% of all checkout racks programs initiated annually in the United States and Canada. Although DSI receives no monetary compensation for serving in this capacity, it competes with other companies to serve the retail community. Coordinating the design and magazine placement of racks enables the Company to obtain favorable positions for its publications which management believes is important in determining its sales volume. Publishers who are allocated space on a rack enter into contracts directly with the store owner for the payment of retail display allowances or other charges with respect to that space. Currently, the Company has more than $21 million invested in racks.

COMPETITION

     The Company's publications compete in varying degrees with other publications focusing on personality journalism and other forms of media concentrating on celebrity news, including daily newspapers and television and radio programs. The Company believes that its most direct competitors are Time Warner, Inc. (which publishes People and Entertainment Weekly), Wenner Media, Inc. (which publishes US Magazine), News America Publishing Incorporated (which publishes TV Guide), Globe Communications Corp. (which publishes Globe, Sun and National Examiner), Primedia Inc. (which publishes Soap Opera Digest and Soap Opera Weekly), Bauer Publishing (which publishes Soap Opera Update and Soaps In Depth) and Meredith Corp. (which publishes Country America). Competition for circulation is largely based upon the content of the publication, its placement in supermarkets and other retail outlets and, to a lesser extent, its price. Competition for advertising dollars is largely based upon circulation levels, readership, demographics, price and advertiser results. DSI competes with many other companies at various marketing and distribution levels, such as full-service national distributors, wholesalers, and publishers who have their own marketing organizations. Many of the Company's competitors have substantially larger operating staffs and greater capital resources than the Company.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names of all executive officers and their positions with the Company. Executive officers of the Company do not have a specific term of office but rather serve at the discretion of the Board of Directors.

         EXECUTIVE OFFICER           AGE                           POSITION
         -----------------           ---                           --------
Peter J. Callahan..................  56    Chairman, President, Chief Executive Officer and Director
Michael J. Boylan..................  51    Vice Chairman, Publishing Operations and Director
Maynard Rabinowitz.................  56    Vice Chairman, Finance, Administration and Legal Affairs,
                                           Secretary and Director
Anthony J. Bolland.................  44    Vice President and Director
Roy F. Coppedge, III...............  50    Vice President and Director
Richard W. Pickert.................  57    Senior Vice President and Chief Financial Officer
John Cocce.........................  52    Senior Vice President, Manufacturing
Anthony S. Hoyt....................  59    Senior Vice President, Publisher, National Enquirer and
                                           Star
Patrick M. Linskey.................  62    Executive Vice President, Corporate Marketing, National
                                           Enquirer, Inc.
Larry Roos.........................  33    Senior Vice President, Chief Information Officer
Harold E. Clontz...................  50    Vice President and Editor, Weekly World News
Peter A. Nelson....................  42    Vice President, Controller and Chief Accounting Officer
Susan Napolitano...................  44    Vice President, Human Resources
Richard E. Smith...................  62    Vice President, Circulation
Robert Cornella....................  51    Vice President, Manufacturing
Michael R. Roscoe..................  51    President and Chief Executive Officer, DSI

     Mr. Callahan joined the Company in 1989 and has held his present position with Media since 1990. Mr. Callahan is also the owner, with others, of companies publishing approximately 50 magazines, including general interest magazines and trade publications. The companies include Macfadden Publishing, Inc., The Sterling/Macfadden Partnership and Macfadden Trade Publishing LLC (collectively, the "Macfadden Companies"). Mr. Callahan has been a director of Media since 1990 and Operations since 1989.

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

     Mr. Bolland joined the Company in 1989 and has held his present position with Media since 1990. Since 1983, Mr. Bolland has been a partner of Boston Ventures Company Limited Partnership III and its predecessors, the general partner of Boston Ventures Limited Partnership III and Boston Ventures Limited Partnership IIIA (together, "Boston Ventures"). Boston Ventures together with its affiliates have made 44 investments totaling $1.1 billion, predominantly in the media and communications industries. Mr. Bolland has been a director of Media since 1990 and of Operations since 1989.

     Mr. Coppedge joined the Company in 1989 and has held his present position with Media since 1990. Since 1983, Mr. Coppedge has been a partner of Boston Ventures Company Limited Partnership III. Mr. Coppedge has been a director of Media since 1990 and of Operations since 1989.

     Mr. Pickert joined the Company in 1986 as Vice President, Financial Operations and Treasurer and has been Senior Vice President and Chief Financial Officer since February 1995.

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

     Mr. Linskey joined the National Enquirer as Publisher in 1987 and has held his present position since 1991.

     Mr. Roos joined the Company in September 1997 as Senior Vice President, Chief Information Officer. Prior to joining the Company, Mr. Roos was employed by Burger King's Purchasing company, Restaurant Services, Inc. for 5 years where he held the position of Vice President, MIS & Logistics and Chief Information Officer.

     Mr. Clontz joined Weekly World News in 1981 and has held his present position as Vice President since 1990.

     Mr. Nelson joined the Company in 1989 as Controller and has been Vice President, Controller and Chief Accounting Officer since February 1995.

     Ms. Napolitano has been employed by the Company for 18 years and has been Vice President, Human Resources since 1991.

     Mr. Smith joined the Company in 1991 and has served as Vice President, Circulation since 1992.

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

EMPLOYEE RELATIONS

     The Company employs approximately 550 persons full-time and 1,550 part-time, of whom about 1,800 work for DSI. None of the Company's employees is represented by any union or other labor organization. There have been no strikes or work stoppages against the Company during the last five years. The Company believes that its relations with its employees are good.

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

     The Company also leases 18,800 square feet in Tarrytown, New York for the editorial staffs of Star, Soap Opera Magazine and Soap Opera News, 8,200 square feet in New York, New York for advertising personnel and 10,300 square feet in West Palm Beach, Florida for DSI. Various other smaller properties are leased primarily in New York and California for certain of the Company's other operations. The Company believes that all of its properties are in generally good condition and are adequate for current operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in a number of litigation matters which have arisen in the ordinary course of business. Although the plaintiffs in some of the Company's legal proceedings are alleging damages in excess of

10% of the Company's current assets, the Company does not believe that these lawsuits are material, either singly or in the aggregate. Because the focus of the Company's publications on personality journalism often involves controversial celebrities or subjects, the risk of libel litigation arises in the ordinary course of the Company's business. In addition, the Company's experience suggests that the claims for damages made in such lawsuits are heavily inflated and, in any event, any reasonably foreseeable liability or settlement in excess of policy deductibles would be covered by insurance. At May 8, 1998, the Company was a defendant in 6 libel-based lawsuits. In the opinion of the Company, the outcome of these proceedings will not have a material adverse impact on the Company's consolidated financial position or results of operations. During the five fiscal years ended March 30, 1998, the Company paid approximately $20.8 million in the aggregate for legal fees (including prepublication review and litigation), libel insurance premiums and libel-related settlements, including amounts covered by insurance payments. The Company has not experienced any difficulty obtaining libel insurance and does not expect to experience any material difficulty in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's Security Holders during the fourth quarter of the fiscal year ended March 30, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Class A Common Stock, $.01 par value (the "Class A Stock") is listed on the New York Stock Exchange ("NYSE") under the symbol ENQ. The following table sets forth the high and low sales prices per share for each fiscal quarter for the two fiscal years ended March 30, 1998, as reported on the NYSE Composite Tape.

                                                              HIGH        LOW
FISCAL 1998                                                   ----        ---
Fourth Quarter (from December 30, 1997 to March 30, 1998)...  $ 7 13/16   $ 6 11/16
Third Quarter (from September 30, 1997 to December 29,
  1997).....................................................    8 11/16     7 1/8
Second Quarter (from July 1, 1997 to September 29, 1997)....    9           6 3/4
First Quarter (from April 1, 1997 to June 30, 1997).........    7           5 1/2

FISCAL 1997
Fourth Quarter (from December 31, 1996 to March 31, 1997)...    6           5 3/8
Third Quarter (from October 1, 1996 to December 30, 1996)...    6 1/8       5
Second Quarter (from July 2, 1996 to September 30, 1996)....    5 7/8       4 1/2
First Quarter (from March 26, 1996 to July 1, 1996).........    5 1/4       2 7/8

     Media's authorized common stock consists of three classes, Class A Common Stock, $.01 par value (the "Class A Stock"), Class B Common Stock, $.01 par value (the "Class B Stock") and Class C Common Stock, $.01 par value (the "Class C Stock") (collectively, the "Common Stock"), which are substantially identical except as to voting and conversion rights. Class A Stock has one vote per share on all matters, Class B Stock, none of which is outstanding, has one vote per share on all matters other than the election of directors, and Class C Stock has three votes per share on all matters. The Class B and Class C Stock are convertible into Class A Stock on a share-for-share basis at any time at the option of the holder. All of the outstanding shares of the Class C Stock, which is held by PEMIMA, L.P. (a Delaware limited partnership controlled by Messrs. Callahan, Boylan and Rabinowitz whose only asset is Class C Common Stock) and Boston Ventures will automatically convert into Class A Stock upon any transfer to a Non-Affiliate (as defined in Media's Certificate of Incorporation).

     Pursuant to a Stockholders, Registration Rights and Voting Agreement among PEMIMA, L.P., as successor, and Boston Ventures, dated April 8, 1993 (as amended from time to time), PEMIMA, L.P. and Boston Ventures have agreed to vote their respective shares of Class A Stock and Class C Stock in concert with respect to certain matters including the election of the Board of Directors of Media. In addition, PEMIMA, L.P. and Boston Ventures have agreed to vote in concert with respect to a merger or consolidation, sale or other disposition, liquidation or dissolution and any amendment of the certificate of incorporation or bylaws of Media which would have an adverse effect on any of the parties.

     As of May 20, 1998 there were approximately 230 shareholders of record of the Class A Stock. Since PEMIMA, L.P. and Boston Ventures hold all of the outstanding shares of the Class C Stock and collectively own approximately 75.2% of the combined voting power of outstanding Media Common Stock they can, in general, determine the outcome of any matter submitted to the stockholders for approval.

     For the three fiscal years ended March 30, 1998 Media has paid no dividends and will pay no cash dividends on its common stock in the foreseeable future. Instead it will use cash generated from operating results primarily to make principal and interest payments on its indebtedness. In addition, the payment of future cash dividends may be dependent upon the availability of cash dividends from Operations, currently the Company's only material source of cash. Operations' ability to pay cash dividends, if any, is restricted under the terms of its indebtedness, particularly the Credit Agreement which limits aggregate dividend payments and requires the maintenance of certain financial ratios including operating cash flow and debt coverage ratios.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for each of the five fiscal years in the period ended March 30, 1998 below have been derived from the consolidated financial statements of the Company, which have been audited by independent certified public accountants. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K.

                                                                FISCAL YEAR ENDED
                                         ---------------------------------------------------------------
                                         MARCH 30,    MARCH 31,     MARCH 25,     MARCH 27,    MARCH 28,
                                           1998        1997(1)        1996          1995         1994
                                         ---------   -----------   -----------   -----------   ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Operating Revenues.....................  $307,684      $315,988      $295,050      $315,299    $300,035
Operating Expenses(2)..................   237,724       229,398       229,283       230,954     214,142
                                         --------      --------      --------      --------    --------
Operating Income.......................    69,960        86,590        65,767        84,345      85,893
Interest Expense.......................   (50,486)      (56,284)      (56,715)      (35,885)    (28,721)
Other Expense, Net.....................    (1,790)       (1,855)       (1,345)       (1,559)     (3,343)
                                         --------      --------      --------      --------    --------
Income before Income Taxes and
  Extraordinary Charge.................    17,684        28,451         7,707        46,901      53,829
Income Taxes...........................    12,152        16,440         8,714        23,490      26,016
                                         --------      --------      --------      --------    --------
Income (Loss) before Extraordinary
  Charge...............................     5,532        12,011        (1,007)       23,411      27,813
Extraordinary Charge(3)................        --            --            --       (11,635)         --
                                         --------      --------      --------      --------    --------
Net Income (Loss)......................  $  5,532      $ 12,011      $ (1,007)     $ 11,776    $ 27,813
                                         ========      ========      ========      ========    ========
Basic and Diluted Earnings (Loss) per
  Share:(4)
  Before Extraordinary Charge..........  $   0.13      $   0.29      $  (0.02)     $   0.56    $   0.67
  Net Income (Loss)....................      0.13          0.29         (0.02)         0.28        0.67
Cash Dividends per Share of Common
  Stock(5).............................        --            --            --          7.10        0.20
BALANCE SHEET DATA:
Cash and Cash Equivalents..............  $  7,405      $  8,230      $  4,643      $  6,297    $  7,596
Total Assets...........................   648,060       669,894       686,920       711,410     729,865
Total Debt(6)..........................   497,535       528,662       558,906       579,844     322,199
Total Stockholders' Equity(5)..........    58,338        47,781        35,976        37,016     321,331
OTHER DATA:
Depreciation...........................  $  9,252      $  8,145      $  7,303      $  6,546    $  5,843
Amortization of Intangibles............    21,075        21,075        23,075        28,504      28,278
Noncash Interest Expense(7)............     2,812         4,644         4,425         9,080      11,005
Capital Expenditures...................    11,018         8,526         9,072         8,307       7,724

---------------

(1) Fiscal 1997 includes 53 weeks as compared to 52 weeks for all other fiscal years presented.
(2) Data include television advertising expense of $1,062, $1,217, $6,296, $9,441, and $16,093 for fiscal years 1998, 1997, 1996, 1995, and 1994, respectively.
(3) Consists primarily of the write-off of deferred debt costs and charges relating to refinancing of the Company's indebtedness in November 1994.
(4) Reflects the adoption of SFAS No. 128, "Earnings per Share" which had no effect on previously reported earnings per share data.
(5) Reflects fiscal 1995 payment of a special dividend of $7 per share totaling $292,250.
(6) Increase in total debt in fiscal 1995 reflects the November 1994 refinancing of the Company's indebtedness in connection with the payment of a special dividend.
(7) Noncash interest expense represents accretion of discount interest on 10.09% Zero Coupon Notes Due 1997 and amortization of deferred debt costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On June 5, 1998, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with its bank syndicate consisting of a $250 million term loan and a $120 million revolving credit commitment (see Note 5 of Notes to Consolidated Financial Statements). The advantages over its then existing credit agreement (the "Prior Credit Agreement") include an extension of the loan term to March 2004, reduced annual loan amortization payments and generally more favorable interest rate margins and loan covenants, among others. At March 30, 1998 the Company's outstanding indebtedness totaled $497.5 million of which $261.4 million represented borrowings under the Prior Credit Agreement's term loan and $36.0 million under the Prior Credit Agreement's revolving credit commitment.

     The effective interest rate under the Prior Credit Agreement's term loan and revolving credit commitment was 7.8% for fiscal 1998. Effective November 1997 the Company entered into a three-year $100 million notional amount interest rate swap agreement under which the Company will pay a fixed rate of 5.95% and receive interest based on the three-month LIBOR rate. This swap agreement in combination with a similar $100 million notional amount interest rate swap agreement which expired in May 1998 effectively converted $200 million of the Company's variable rate debt under the Prior Credit Agreement to a fixed rate of 6.12% (before considering the additional interest margin charged by the bank syndicate predicated upon cash flow levels) through May 1998.

     At March 30, 1998, the Company had cash and cash equivalents of $7.4 million and a working capital deficit of $51.9 million. The Company does not consider its working capital deficit as a true measure of its liquidity position as its working capital needs typically are met by the large amounts of cash generated by its business. The Company's primary sources of liquidity are cash generated from operations, amounts available under the revolving credit commitment and, to a lesser extent, proceeds from the sale of the Company's common stock. Any temporary shortfalls in available cash are covered by borrowings under the revolving credit commitment which are reflected as long-term liabilities. For fiscal 1998 net cash provided from operating activities totaling $36.8 million was used primarily to make payments of principal on the Company's indebtedness totaling $31.3 million.

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

RESULTS OF OPERATIONS

     Fiscal 1998 vs Fiscal 1997. Total revenues were $307,684,000 for fiscal 1998 (which includes 52 weeks as compared to 53 weeks in fiscal 1997), a decrease of $8,304,000 or 2.6% from total revenues of $315,988,000 in the prior fiscal year.

     Circulation revenues (which includes all single copy and subscription sales) of $262,249,000 decreased $11,318,000 or 4.1% from the prior year. On an equivalent number of weeks basis, current period single copy circulation revenues fell by approximately $6,156,000 or 2.3% as revenues generated by Soap Opera News, which published only one issue in the prior fiscal year, were unable to offset circulation revenue declines for National Enquirer and Star.

     In fiscal 1998, primarily as a result of adverse publicity resulting from the August 1997 death of Princess Diana, National Enquirer and Star average weekly single copy circulation declined by 8.2% and 12.9%, respectively, when compared to the prior fiscal year. Management believes that Star, which is more celebrity focused than National Enquirer, was also impacted to a greater extent by competition from other forms of media covering celebrity news. Revenues from per copy cover price increases of $.10 in July 1996 helped to offset a portion of the circulation declines for these publications. Soap Opera Magazine's average weekly circulation continues to reflect the impact of increased competition in the soap opera category as unit sales declined 8.0%. Country Weekly's average weekly circulation increased 6.9% as higher subscription levels more than offset a decline in average weekly unit sales of 7.5%. A Weekly World News cover price increase helped to reduce the impact on circulation revenues of a 13.0% decline in single copy unit sales.

     Subscription revenues of $42,440,000 in fiscal 1998 increased $2,570,000 or 6.4%. Expressed on an equivalent number of weeks basis, subscription revenues increased by approximately $3,322,000 or 8.5% due largely to increases in average weekly subscription unit sales of 25.8%, 4.7% and 38.9% for Country Weekly, National Enquirer and Soap Opera Magazine, respectively, as well as subscriptions generated by Soap Opera News.

     Advertising revenues of $23,643,000 declined $637,000 or 2.6% compared to fiscal 1997; on an equivalent number of weeks basis, advertising revenues were flat. During fiscal 1998 lower levels of national advertising in National Enquirer and Star were partially offset by higher national advertising revenues generated by Country Weekly. National advertising, particularly in National Enquirer and Star, has been adversely affected by the loss of tobacco related product advertising. Management believes that the tobacco industry, as a whole, has curtailed its print media based advertising because of a lack of clear legislative guidelines that will address the future of tobacco products advertising in the United States. Until this issue is resolved, the Company's tobacco related advertising revenues may continue to be adversely affected. Advertising revenues were also negatively impacted by reductions in the average revenue per page generated by direct mail order and classified advertising.

     Other revenues of $21,792,000 increased $3,651,000 or 20.1% over fiscal 1997 reflecting revenues generated by Frontline, acquired in September 1996, which sells in-store advertising to various product manufacturers and service providers and, to a lesser extent, DSI, which continues to expand the marketing, merchandising and information gathering services it provides to various clients.

     Operating expenses on an equivalent number of weeks basis (excluding depreciation and amortization) increased by $10,996,000 or 5.6% over fiscal 1997 reflecting the expenses associated with both Soap Opera News and Frontline which were included for a portion of the prior year. Distribution related expenses were higher due to increased subscription fulfillment and DSI's expanded marketing, merchandising and information gathering services. Excluding production costs associated with Soap Opera News, on an equivalent number of issues basis overall production costs declined reflecting the benefit of lower paper and ink costs.

     Operating income of $69,960,000 decreased $16,630,000 as compared to fiscal 1997 due primarily to the operating losses generated by Soap Opera News totaling approximately $8.5 million and one fewer week included in the current year.

     Interest expense declined $5,798,000 in fiscal 1998 to $50,486,000 reflecting one less week of interest and decreases in the average balance of outstanding indebtedness.

     The Company's effective income tax rates were 68.7% and 57.8% for fiscal years 1998 and 1997, respectively, as compared to the statutory federal income tax rate of 35%. The higher effective tax rates result primarily from goodwill amortization which is not deductible for income tax reporting purposes (see Note 4 of Notes to Consolidated Financial Statements).

     Fiscal 1997 vs Fiscal 1996. Total revenues were $315,988,000 for fiscal 1997 (which includes 53 weeks as compared to 52 weeks in fiscal 1996), an increase of $20,938,000 or 7.1% from total revenues of $295,050,000 in the prior fiscal year.

     Circulation revenues (which includes all single copy and subscription sales) of $273,567,000 increased $16,162,000 or 6.3% from the prior fiscal year as a result of one additional issue for each publication in fiscal 1997 as well as higher revenues generated by National Enquirer and Soap Opera Magazine. Revenues from a $.10 per copy increase in cover price for National Enquirer, effective with the July 23, 1996 issue, more than offset a decline in National Enquirer's average weekly single copy unit sales from fiscal 1996 of 2.1%; a similar price increase for Star largely offset an average weekly unit sales decline of 8.2%. Management believes the declines in single copy sales of National Enquirer and Star, as well as many other publications sold at the check-out counter, are due primarily to the increasingly competitive print and electronic media coverage of personality journalism. Soap Opera Magazine's single copy revenue was higher as average weekly single copy unit sales increased by approximately 11.7% when compared to the prior year. Revenues were also favorably impacted by cover price increases for Country Weekly and Weekly World News which showed an increase of 1.9% and a decrease of 6.6%, respectively, in average weekly single copy unit sales when compared to fiscal 1996.

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

     Operating expenses for fiscal 1997 on an equivalent number of weeks basis (excluding television advertising and depreciation and amortization) increased by $2,598,000 or 1.3%. Distribution, circulation and other cost of sales together with selling, general and administrative expenses increased by a combined total of $8,674,000 on an equivalent basis primarily reflecting costs associated with the Company's expansion of its in-store marketing, merchandising and information gathering services and higher subscription expenses. Production expense was lower by $6,059,000 on an equivalent basis as a result of reduced average paper costs in fiscal 1997 as compared to the prior year. Television advertising expense was lower by $5,079,000 as the Company did not repeat the fiscal 1996 national advertising campaigns for National Enquirer and Star. Depreciation and amortization expense decreased as the amortization of an intangible asset with a 5-year life was completed in June 1995.

     Interest expense decreased $431,000 in fiscal 1997 to $56,284,000 from $56,715,000 in the prior fiscal year. Decreases in the average outstanding indebtedness more than offset one additional week's interest in the current fiscal year.

     The Company's effective income tax rates were 57.8% and 113.1% for fiscal years 1997 and 1996, respectively, as compared to the statutory federal income tax rate of 35%. The higher effective tax rates result primarily from goodwill amortization which is not deductible for income tax reporting purposes.

YEAR 2000

     The Company uses computer technology throughout its business that could be affected by the date change in the year 2000, commonly referred to as the "Year 2000 Issue". The Year 2000 Issue relates to the inability of certain computer programs to properly recognize and process date-sensitive data relative to the year 2000 and beyond. The Company is in the process of evaluating the full scope and related costs to insure that its systems are year 2000 compliant. Preliminary plans are to replace the Company's existing systems with new year 2000 compliant systems within the normal course of business and, where necessary, to appropriately modify existing systems. Costs for systems modifications to address the Year 2000 Issue will be expensed as incurred and are not expected to have a material adverse effect on the Company's business, financial position or results of operations. However, the Company cannot measure the impact that the Year 2000 Issue may have on its suppliers, customers and other parties with which it conducts business.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this Form 10-K may include forward-looking statements which reflect the Company's views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from both historical or anticipated results and readers are cautioned not to place undue reliance upon them. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that, among others, could cause actual results to differ materially from historical results or those anticipated include: 1) market conditions for the Company's publications 2) competition 3) market prices for the paper used in printing the Company's publications 4) the Company's ability to develop new publications and services and 5) changes in economic climate, including interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE(S)
                                                              -------
FINANCIAL STATEMENTS:
Report of Independent Certified Public Accountants..........      18
Consolidated Balance Sheets as of March 30, 1998 and March
  31, 1997..................................................      19
Consolidated Statements of Income for Each of the Three
  Fiscal Years in the Period Ended March 30, 1998...........      20
Consolidated Statements of Stockholders' Equity for Each of
  the Three Fiscal Years in the Period Ended March 30,
  1998......................................................      21
Consolidated Statements of Cash Flows for Each of the Three
  Fiscal Years in the Period Ended March 30, 1998...........      22
Notes to Consolidated Financial Statements..................   23-31

SCHEDULE:
I. Condensed Financial Information of Registrant as of March
  30, 1998 and March 31, 1997 and for Each of the Three
  Fiscal Years in the Period Ended March 30, 1998...........   32-33
Schedules other than that listed above have been omitted
  since the information is not applicable, not required or
  because the required information is included in the
  Consolidated Financial Statements or Notes thereto........

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
  American Media, Inc.:

     We have audited the accompanying consolidated balance sheets of American Media, Inc. (a Delaware corporation) and subsidiary as of March 30, 1998 and March 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 30, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Media, Inc. and subsidiary as of March 30, 1998 and March 31, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 30, 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule I is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
May 8, 1998 (except with respect to
the matters discussed in Note 5,
as to which the date is June 5, 1998).

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 30, 1998 AND MARCH 31, 1997
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)

                                                                1998       1997
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  7,405   $  8,230
  Receivables, net..........................................     7,852      8,190
  Inventories...............................................    10,390     13,391
  Prepaid income taxes......................................     2,612         --
  Prepaid expenses and other................................     4,069      2,719
                                                              --------   --------
         Total current assets...............................    32,328     32,530
                                                              --------   --------
PROPERTY AND EQUIPMENT, at cost:
  Land and buildings........................................     4,039      4,039
  Machinery, fixtures and equipment.........................    18,447     16,159
  Display racks.............................................    21,662     18,854
                                                              --------   --------
                                                                44,148     39,052
  Less -- accumulated depreciation..........................   (18,149)   (14,819)
                                                              --------   --------
                                                                25,999     24,233
                                                              --------   --------
DEFERRED DEBT COSTS, net....................................     8,688     11,011
                                                              --------   --------
GOODWILL, net of accumulated amortization of $126,440 and
  $111,285..................................................   478,811    493,966
                                                              --------   --------
OTHER INTANGIBLES, net of accumulated amortization of
  $45,766 and $39,846.......................................   102,234    108,154
                                                              --------   --------
                                                              $648,060   $669,894
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of term loan..............................  $     --   $ 43,355
  10.09% Zero Coupon Notes Due 1997.........................        --     15,772
  Accounts payable..........................................    15,556     13,863
  Accrued expenses..........................................    14,939     18,143
  Accrued interest..........................................    12,249     10,037
  Accrued and current deferred income taxes.................     9,775     11,022
  Deferred revenues.........................................    31,749     32,348
                                                              --------   --------
         Total current liabilities..........................    84,268    144,540
                                                              --------   --------
TERM LOAN AND REVOLVING CREDIT
  COMMITMENT, net of current portion........................   297,401    269,401
                                                              --------   --------
SUBORDINATED INDEBTEDNESS:
  11.63% Senior Subordinated Notes Due 2004.................   200,000    200,000
  10.38% Senior Subordinated Notes Due 2002.................       134        134
                                                              --------   --------
                                                               200,134    200,134
                                                              --------   --------
DEFERRED INCOME TAXES.......................................     7,919      8,038
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; issued and outstanding as
    follows --
    Class A -- 22,084 and 21,751 in 1998; 21,402 and 21,078
     in 1997................................................       221        214
    Class C -- 20,702 in 1998 and 1997......................       207        207
  Additional paid-in capital................................    59,018     53,927
  Retained earnings (deficit)...............................     4,948       (584)
  Less -- Stock held in treasury, at cost...................    (6,056)    (5,983)
                                                              --------   --------
         TOTAL STOCKHOLDERS' EQUITY.........................    58,338     47,781
                                                              --------   --------
                                                              $648,060   $669,894
                                                              ========   ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE FISCAL YEARS ENDED MARCH 30, 1998
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)

                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                              MARCH 30,   MARCH 31,   MARCH 25,
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
OPERATING REVENUES:
  Circulation...............................................  $262,249    $273,567    $257,405
  Advertising...............................................    23,643      24,280      23,305
  Other.....................................................    21,792      18,141      14,340
                                                              --------    --------    --------
                                                               307,684     315,988     295,050
                                                              --------    --------    --------
OPERATING EXPENSES:
  Editorial.................................................    30,497      28,369      27,851
  Production................................................    82,296      80,286      84,830
  Distribution, circulation and other cost of sales.........    66,883      60,514      53,601
  Selling, general and administrative expenses..............    26,659      29,792      26,327
  Television advertising....................................     1,062       1,217       6,296
  Depreciation and amortization.............................    30,327      29,220      30,378
                                                              --------    --------    --------
                                                               237,724     229,398     229,283
                                                              --------    --------    --------
  Operating income..........................................    69,960      86,590      65,767
INTEREST EXPENSE............................................   (50,486)    (56,284)    (56,715)
OTHER EXPENSE, net..........................................    (1,790)     (1,855)     (1,345)
                                                              --------    --------    --------
  Income before provision for income taxes..................    17,684      28,451       7,707
PROVISION FOR INCOME TAXES..................................    12,152      16,440       8,714
                                                              --------    --------    --------
  Net income (loss).........................................  $  5,532    $ 12,011    $ (1,007)
                                                              ========    ========    ========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE.................  $   0.13    $   0.29    $  (0.02)
                                                              ========    ========    ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE THREE FISCAL YEARS ENDED MARCH 30, 1998
                                   (IN 000'S)

                                COMMON STOCK, $.01 PAR VALUE
                              ---------------------------------
                                  CLASS A           CLASS C       ADDITIONAL    RETAINED     TREASURY STOCK
                              ---------------   ---------------    PAID-IN      EARNINGS    ----------------
                              SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     (DEFICIT)    SHARES   AMOUNT
                              ------   ------   ------   ------   ----------   ----------   ------   -------
Balance, March 27, 1995.....  21,356    $213    20,702    $207     $53,949      $(11,588)    284     $(5,765)
Issuance of common stock....      21       1        --      --         105            --      --          --
Acquisition of treasury
  stock.....................      --      --        --      --          --            --      24        (139)
Net loss....................      --      --        --      --          --        (1,007)     --          --
                              ------    ----    ------    ----     -------      --------     ---     -------
Balance, March 25, 1996.....  21,377     214    20,702     207      54,054       (12,595)    308      (5,904)
Issuance of common stock....      25      --        --      --         124            --      --          --
Acquisition of treasury
  stock.....................      --      --        --      --          --            --      16         (79)
Other.......................      --      --        --      --        (251)           --      --          --
Net income..................      --      --        --      --          --        12,011      --          --
                              ------    ----    ------    ----     -------      --------     ---     -------
Balance, March 31, 1997.....  21,402     214    20,702     207      53,927          (584)    324      (5,983)
Exercise of common stock
  options...................     673       7        --      --       4,628            --      --          --
Income tax benefits relating
  to exercised options......      --      --        --      --         374            --      --          --
Other common stock
  issuances.................       9      --        --      --          89            --      --          --
Acquisition of treasury
  stock.....................      --      --        --      --          --            --       9         (73)
Net income..................      --      --        --      --          --         5,532      --          --
                              ------    ----    ------    ----     -------      --------     ---     -------
Balance, March 30, 1998.....  22,084    $221    20,702    $207     $59,018      $  4,948     333     $(6,056)
                              ======    ====    ======    ====     =======      ========     ===     =======

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 30, 1998
                                   (IN 000'S)

                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                              MARCH 30,   MARCH 31,   MARCH 25,
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
Cash Flows from Operating Activities:
  Net income (loss).........................................  $   5,532   $ 12,011    $ (1,007)
                                                              ---------   --------    --------
Adjustments to reconcile net income (loss) to net cash
  provided from operating activities --
  Depreciation and amortization.............................     30,327     29,220      30,378
  Deferred debt cost amortization...........................      2,623      3,144       3,090
  Senior subordinated discount note accretion...............        190      1,500       1,335
  Deferred income tax provision.............................        186      1,180         398
  Decrease (increase) in --
     Receivables, net.......................................        338     (2,539)       (517)
     Inventories............................................      3,001      1,135      (5,895)
     Prepaid income taxes...................................     (2,612)     1,184       3,742
     Prepaid expenses and other.............................     (1,350)       293         443
  Increase (decrease) in --
     Accounts payable.......................................      1,693     (3,943)      1,590
     Accrued expenses.......................................     (3,204)     2,893      (4,560)
     Accrued interest.......................................      2,212     (2,141)       (699)
     Accrued and current deferred income taxes..............     (1,552)       864         416
     Deferred revenues......................................       (599)     1,842         343
                                                              ---------   --------    --------
          Total adjustments.................................     31,253     34,632      30,064
                                                              ---------   --------    --------
          Net cash provided from operating activities.......     36,785     46,643      29,057
                                                              ---------   --------    --------
Cash Flows from Investing Activities:
  Capital expenditures......................................    (11,018)    (8,526)     (9,072)
  Acquisition of business...................................         --     (2,236)         --
  Payment on note receivable................................         --         --       1,492
                                                              ---------   --------    --------
          Net cash used in investing activities.............    (11,018)   (10,762)     (7,580)
                                                              ---------   --------    --------
Cash Flows from Financing Activities:
  Term loan and revolving credit commitment principal
     repayments.............................................   (133,855)   (85,744)    (73,250)
  Proceeds from term loan and revolving credit commitment...    118,500     54,000      51,000
  Repayment of senior subordinated indebtedness.............    (15,962)        --         (23)
  Proceeds from stock option exercises......................      5,009         --          --
  Payment of deferred debt costs............................       (300)      (344)       (825)
  Other.....................................................         16       (206)        (33)
                                                              ---------   --------    --------
          Net cash used in financing activities.............    (26,592)   (32,294)    (23,131)
                                                              ---------   --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents........       (825)     3,587      (1,654)
Cash and Cash Equivalents at Beginning of Year..............      8,230      4,643       6,297
                                                              ---------   --------    --------
Cash and Cash Equivalents at End of Year....................  $   7,405   $  8,230    $  4,643
                                                              =========   ========    ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for --
     Income taxes...........................................  $  15,422   $ 13,203    $  4,143
     Interest...............................................     45,462     53,763      53,709

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (000'S OMITTED IN ALL TABLES EXCEPT PER SHARE INFORMATION)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Consolidation

     The consolidated financial statements include the accounts of American Media, Inc. ("Media"), its wholly-owned subsidiary, American Media Operations, Inc. ("Operations") and its subsidiaries (National Enquirer, Inc., Star Editorial, Inc., SOM Publishing, Inc., Weekly World News, Inc., Country Weekly, Inc. and Distribution Services, Inc., among others), collectively, the "Company". The Company publishes six weekly publications: National Enquirer, Star, Soap Opera Magazine, Weekly World News, Country Weekly and Soap Opera News. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year, which ends on the last Monday in March, includes 52 weeks for the fiscal years ended March 30, 1998 and March 25, 1996 compared to 53 weeks for the fiscal year ended March 31, 1997.

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

     Subscriptions received in advance of the issue date are recognized as income over the term of the subscription on a straight-line basis. Advertising revenues are recognized in the period in which the related advertising appears in the publications. Other revenues are recognized when the service is performed.

     Deferred revenues were comprised of the following:

                                                               1998      1997
                                                              -------   -------
Single Copy.................................................  $ 6,887   $ 7,872
Subscriptions...............................................   24,578    24,114
Advertising.................................................      284       362
                                                              -------   -------
                                                              $31,749   $32,348
                                                              =======   =======

  Property and Equipment

     The Company uses straight-line and accelerated depreciation methods for financial reporting and Federal income tax purposes, respectively. The estimated lives used in computing depreciation for financial reporting purposes are 22 years for buildings, 3 years for display racks and 5 to 10 years for all other depreciable fixed assets.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

  Inventories

     Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) cost method of valuing its inventories. If the first-in, first-out (FIFO) cost method of valuation, which approximates market value, had been used, inventories would have been approximately $170,000 higher and $810,000 lower than the amounts reported in the accompanying consolidated balance sheets for 1998 and 1997, respectively. Inventories are comprised of the following:

                                                               1998      1997
                                                              -------   -------
Raw materials -- paper......................................  $ 6,573   $ 9,477
Finished product -- paper, production and distribution costs
  of future issues..........................................    3,817     3,914
                                                              -------   -------
                                                              $10,390   $13,391
                                                              =======   =======

  Stock-Based Compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation related to stock options using a fair value based method. As permitted under SFAS No. 123, the Company has chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the shares underlying the options in excess of the exercise price at the date of grant.

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

(2)  INTANGIBLE ASSETS:

     Purchase price allocations for acquisitions have been made in accordance with APB No. 16. The excess of the purchase price, including liabilities assumed, over tangible net assets acquired has been allocated to either specifically identified intangibles or goodwill.

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company considers certain events and circumstances including, among others, the historical and projected operating results of acquired businesses, industry trends and general economic conditions to assess whether the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. When such assessment indicates that an intangible asset should be evaluated

                      AMERICAN MEDIA, INC. AND SUBSIDIARY
for possible impairment, the Company uses an estimate of undiscounted cash flow over the remaining life of the intangible asset in measuring the recoverability. No such event has occurred to the knowledge of the Company, and the Company has determined there to be no impairment.

     Goodwill is amortized on a straight-line basis over 40 years. For each of the fiscal years 1998, 1997 and 1996, amortization of goodwill charged to depreciation and amortization in the accompanying consolidated statements of income totaled approximately $15,155,000.

     Certain intangible assets recorded in connection with the acquisition of Star are amortized on a straight-line basis over their estimated useful lives of 5 to 25 years. Amortization expense relating to these intangible assets for fiscal years 1998, 1997 and 1996, totaling approximately $5,920,000, $5,920,000 and $7,920,000 respectively, is included in depreciation and amortization in the accompanying consolidated statements of income.

(3)  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair value of the Company's financial instruments as of year end is as follows:

                                                       1998                  1997
                                                -------------------   -------------------
                                                CARRYING     FAIR     CARRYING     FAIR
                                                 AMOUNT     VALUE      AMOUNT     VALUE
                                                --------   --------   --------   --------
Term loan and revolving credit facility,
  including current portion...................  $297,401   $297,401   $312,756   $312,756
Subordinated indebtedness.....................   200,134    217,134    215,906    230,407
Interest rate swap agreement liability........       122        299         88        170

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

     On occasion the Company enters into interest rate swap agreements and purchases interest rate caps to reduce the interest rate exposure associated with a portion of its variable rate indebtedness. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The accounting policy for these derivative financial instruments, which are designated as hedges of its interest rate risk, follows:

    - Interest rate swap -- Interest rate swap agreements modify the interest characteristics of the Company's variable rate indebtedness by synthetically converting a portion of the indebtedness to fixed rate. Interest earned (payable) under the interest rate swap is credited (charged) to interest expense using the accrual method. The related accrued receivable or payable is included in accounts receivable or accrued interest payable. The fair market value of the swap agreement is not reflected in the financial statements.

    - Interest rate cap -- Interest rate caps are used to limit the maximum rate should interest rates rise. The cost of the interest rate cap is amortized to interest expense using the straight-line method over the life of the cap. Amounts receivable under the interest rate cap are credited against interest expense using the accrual method. The unamortized cost of the interest rate cap is included in deferred debt costs.

     Derivative financial instruments terminated at a gain (loss) prior to maturity are credited (charged) to interest expense over the remaining original life of the derivative financial instrument.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

     The Company has entered into two three-year $100 million notional amount interest rate swap agreement which effectively convert a portion of its variable-rate debt to fixed-rate debt. The interest rate swap agreements which expire in May 1998 and November 2000 have fixed interest rates of 6.30% and 5.95%, respectively. The carrying amounts for the interest rate swap agreements represents net interest payable as of period end. Net interest income (expense) related to interest rate swap agreements totaled $(655,000), $(793,000) and $405,000 for the fiscal years 1998, 1997 and 1996, respectively.

(4)  INCOME TAXES:

     The Company files a consolidated Federal income tax return. The provision for income taxes consists of the following:

                                                             1998      1997      1996
                                                            -------   -------   -------
Current:
  Federal.................................................  $10,971   $13,578   $ 7,400
  State...................................................      995     1,682       916
                                                            -------   -------   -------
          Total current...................................   11,966    15,260     8,316
                                                            -------   -------   -------
Deferred:
  Federal.................................................      169     1,050       354
  State...................................................       17       130        44
                                                            -------   -------   -------
          Total deferred..................................      186     1,180       398
                                                            -------   -------   -------
                                                            $12,152   $16,440   $ 8,714
                                                            =======   =======   =======

     A reconciliation of the expected income tax provision at the statutory Federal income tax rate of 35% to the reported income tax provision is as follows:

                                                             1998      1997      1996
                                                            -------   -------   -------
Expected income tax provision at statutory rate...........  $ 6,189   $ 9,958   $ 2,697
Nondeductible goodwill....................................    5,304     5,304     5,304
State income taxes, net of Federal benefit................      637     1,178       625
Other, net................................................       22        --        88
                                                            -------   -------   -------
                                                            $12,152   $16,440   $ 8,714
                                                            =======   =======   =======

     Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The net deferred tax liability is comprised of the following:

                                                                1998       1997
                                                              --------   --------
Gross deferred tax assets...................................  $    444   $    621
                                                              --------   --------
Intangibles amortization....................................    (5,674)    (6,116)
Expense recognition differences.............................    (3,719)    (3,698)
Subscription acquisition costs..............................    (1,861)    (1,882)
Accelerated depreciation....................................    (1,797)    (1,474)
Book over tax basis of non-depreciable assets...............      (448)      (448)
Inventory capitalization....................................      (670)      (542)
                                                              --------   --------
          Gross deferred tax liabilities....................   (14,169)   (14,160)
                                                              --------   --------
          Net deferred tax liabilities......................  $(13,725)  $(13,539)
                                                              ========   ========

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

     Included in accrued and current deferred income taxes in the accompanying consolidated balance sheets for fiscal years 1998 and 1997 are net current deferred taxes payable of $5,806,000 and $5,501,000, respectively.

(5)  CREDIT AGREEMENTS:

     On June 5, 1998, Operations and its subsidiaries and a bank syndicate whose agent bank is The Chase Manhattan Corporation (the "Agent Bank" and, collectively, the "Banks") entered into an amended and restated credit agreement. The new credit agreement (the "Credit Agreement") which is comprised of a $250 million term loan commitment and a $120 million revolving credit commitment provides it with certain advantages as compared to its prior credit agreement (the "Prior Credit Agreement") including an extension of the loan term to March 2004, reduced annual loan amortization payments and generally more favorable interest rate margins and loan covenants, among others. The Credit Agreement includes the following:

          (a) Term Loan Commitment -- Amounts borrowed under the Credit Agreement's term loan commitment bear interest at rates based upon either the Alternate Base Rate (as defined) plus 0% to .75% or the LIBO Rate (as defined) plus .75% to 1.75%, predicated upon satisfaction of certain covenants related to Operation's operating cash flow levels. Amounts due under the term loan commitment are payable in varying quarterly installments through March 2004. As of March 30, 1998, $261,401,000 was outstanding under the Prior Credit Agreement's term loan commitment.

          (b) Revolving Credit Commitment -- The Credit Agreement also provides for additional borrowings up to a maximum of $120 million, bearing interest at the term loan commitment rates described above. This commitment, which expires in March 2004, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at the Company's option. As of March 30, 1998, borrowings of $36,000,000 were outstanding under the Prior Credit Agreement's revolving credit commitment.

          (c) Commitment Fees -- The Company is required to pay a commitment fee ranging from .25% to .50% of the unused portion of the Credit Agreement's revolving credit commitment. Commitment fees under the Prior Credit Agreement totaled approximately $246,000, $330,000 and $461,000 for fiscal years 1998, 1997 and 1996, respectively.

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

     In addition to the above, the Credit Agreement also contains certain covenants that, among others, restrict paying cash dividends, incurring additional indebtedness, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets. Operations also is required to satisfy certain financial tests relating to operating cash flow and debt coverage ratios. The Company plans to pay no cash dividends on its common stock in the foreseeable future, instead using cash generated from operating results principally to make principal and interest payments on its indebtedness.

     As permitted under the covenants of the Prior Credit Agreement, management fees to affiliates totaling $1,681,000, $1,798,000 and $1,399,000 are included in other expense, net in the accompanying consolidated statements of income for the fiscal years 1998, 1997 and 1996, respectively.

     The effective interest rates under the Prior Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 30, 1998, and for the fiscal years 1998, 1997 and 1996 were 7.6%, 7.8%, 7.9% and 8.1%, respectively.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

(6)  SUBORDINATED INDEBTEDNESS:

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

     Including the amounts borrowed under the Credit Agreement, the following represents aggregate payments of principal due as of March 30, 1998 under the Company's long-term indebtedness for the next five fiscal years:

                                                              PRINCIPAL
FISCAL YEAR                                                   PAYMENTS
-----------                                                   ---------
1999........................................................  $     --
2000........................................................    18,750
2001........................................................    34,375
2002........................................................    46,875
2003........................................................    75,134
Thereafter..................................................   322,401
                                                              --------
                                                              $497,535
                                                              ========

(7)  STOCKHOLDERS' EQUITY:

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

     During fiscal year 1998 the Company issued 672,645 shares of Class A common stock in connection with the exercise of stock options by participants in the stock option plan (see Note 10).

     During fiscal years 1998, 1997 and 1996, there were 563, 9,253 and (2,990) net shares of Class A common stock, respectively, issued to (purchased from) participants in the Company's Employee Profit Sharing Plan.

(8)  EARNINGS (LOSS) PER SHARE:

     Earnings per share was calculated based upon SFAS No. 128, "Earnings Per Share", which was adopted by the Company in the current fiscal year. Adoption of SFAS No. 128, which superseded the previous standard (APB No. 15), had no effect on the Company's previously reported earnings per share amounts.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

     Diluted earnings per share, which is the same as basic earnings per share for all periods presented, includes the effect of incremental shares issued assuming the exercise of dilutive common stock options under the treasury stock method, as follows:

                                                             WEIGHTED AVERAGE SHARES
                                                                   OUTSTANDING
                                                             ------------------------
                                                              1998     1997     1996
                                                             ------   ------   ------
Basic shares...............................................  42,140   41,777   41,770
Dilutive effect of common stock options....................     220       14       --
                                                             ------   ------   ------
Diluted shares.............................................  42,360   41,791   41,770
                                                             ======   ======   ======

(9)  DEFERRED DEBT COSTS:

     Certain costs incurred in connection with the issuance of the Company's long-term debt have been deferred and are amortized as part of interest expense over periods from 8 to 10 years. For fiscal years 1998, 1997 and 1996, amortization of deferred debt costs which is included in interest expense in the accompanying consolidated statements of income totaled approximately $2,622,000, $3,144,000, and $3,090,000, respectively. In connection with the amendment and restatement of the Credit Agreement (see Note 5) unamortized deferred debt costs related to the Prior Credit Agreement totaling approximately $3.4 million will be charged to extraordinary loss in the fiscal quarter ended June 1998. Costs related to the new Credit Agreement will be deferred and amortized to interest expense through March 2004.

(10)  STOCK OPTION PLAN:

     The American Media, Inc. Amended and Restated Stock Option Plan (the "Option Plan") has reserved 3.2 million shares of Class A common stock for the granting of options to key employees and directors of the Company. Options granted under the Option Plan are designated as either an Incentive Stock Option ("ISO") or a Non-Incentive Stock Option ("NSO") and may be exercised in such installments as the Stock Option Committee of the Board of Directors determines at the date of grant, but in no instance for a period greater than 10 years. ISO's are granted at a price not less than the fair market value of the Company's common stock at the date of grant, while NSO's may not be priced at less than 75% of fair market value at the grant date. Options granted to date (all designated as ISO's) are for terms of five to ten years from the grant date, subject to certain employment provisions and are exercisable in cumulative 33 1/3% installments accruing annually from the anniversary of the grant date.

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

     A summary of the status of the Company's Option Plan as of fiscal year end 1998, 1997 and 1996 and changes during the years then ended follows:

                                            1998                1997                1996
                                      -----------------   -----------------   -----------------
                                               WEIGHTED            WEIGHTED            WEIGHTED
                                               AVERAGE             AVERAGE             AVERAGE
                                               EXERCISE            EXERCISE            EXERCISE
                                      SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                      ------   --------   ------   --------   ------   --------
Number of options:
  Outstanding at beginning of
     year...........................  1,687     $6.33     1,367     $7.07       914     $7.25
  Granted...........................    554      7.53       613      5.10       530      6.77
  Exercised.........................   (673)     6.89        --        --        --        --
  Forfeited.........................    (21)     5.94       (79)     7.09       (77)     7.15
  Expired...........................    (12)     7.25      (214)     7.25        --        --
                                      -----               -----               -----
  Outstanding at end of year........  1,535      6.52     1,687      6.33     1,367      7.07
                                      =====               =====               =====
Number of options at year-end:
  Exercisable.......................    429      6.43       751      7.14       749      7.25
                                      =====               =====               =====
  Available for grant...............    990                 511                 831
                                      =====               =====               =====
Weighted-average fair value of
  options granted during the year...  $3.62               $2.48               $3.38
                                      =====               =====               =====

     Significant option groups outstanding at March 30, 1998 and related weighted-average price and life information follows:

                              OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                          ----------------------------   ----------------------------
                          NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE   REMAINING LIFE
RANGE OF EXERCISE PRICES   SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE       IN YEARS
------------------------  ---------   ----------------   ---------   ----------------   --------------
$4.00 to $5.99.........      567           $5.18            154           $5.36              3.5
$6.00 to $7.99.........      908            7.19            275            7.02              3.3
$8.00 to $9.99.........       60            8.82             --              --              8.6

     As discussed in the Summary of Significant Accounting Policies, the Company follows APB No. 25 in accounting for the Option Plan and accordingly, no compensation cost has been recognized. Had compensation cost been recorded pursuant to SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have decreased (increased) accordingly. Using the Black-Scholes option pricing model for all options granted after March 27, 1995, the Company's pro forma results and related assumptions follows:

                                                              1998     1997      1996
                                                             ------   -------   -------
Pro forma results --
  Net income (loss)........................................  $4,302   $11,241   $(1,545)
  Basic and diluted earnings (loss) per share..............  $ 0.10   $  0.27   $ (0.04)
Assumptions --
  Expected option life (years).............................       5         5         5
  Risk-free interest rate..................................     5.7%      6.0%      6.9%
  Expected volatility......................................    46.0%     46.0%     46.0%
  Annual dividend..........................................      --        --        --

                      AMERICAN MEDIA, INC. AND SUBSIDIARY

(11)  COMMITMENTS AND CONTINGENCIES:

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

  Printing Agreement

     The Company has entered into a 15 year printing agreement expiring in fiscal 2011 with an unrelated printer to print National Enquirer and Star. Based on current pricing and production levels this contract, which requires pricing adjustments based on changes in the Consumer Price Index, is estimated to cost approximately $184 million over its remaining life as follows:

FISCAL YEAR
-----------
1999........................................................        $ 14,524
2000........................................................          14,774
2001........................................................          14,748
2002........................................................          14,748
2003........................................................          15,031
Thereafter..................................................         110,595
                                                                    --------
                                                                    $184,420
                                                                    ========

(12)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                             FISCAL QUARTER
                                                  -------------------------------------
                                                   FIRST    SECOND     THIRD    FOURTH    FISCAL YEAR
                                                  -------   -------   -------   -------   -----------
FISCAL YEAR ENDED MARCH 30, 1998:

Revenues........................................  $82,116   $79,609   $74,080   $71,879    $307,684
                                                  =======   =======   =======   =======    ========
Operating income................................  $21,179   $20,639   $14,791   $13,351    $ 69,960
                                                  =======   =======   =======   =======    ========
Net income (loss)...............................  $ 3,437   $ 3,232   $   144   $(1,281)   $  5,532
                                                  =======   =======   =======   =======    ========
Basic and diluted earnings (loss) per share.....  $   .08   $   .08   $    --   $  (.03)   $    .13
                                                  =======   =======   =======   =======    ========

FISCAL YEAR ENDED MARCH 31, 1997:

Revenues........................................  $79,849   $78,117   $77,530   $80,492    $315,988
                                                  =======   =======   =======   =======    ========
Operating income................................  $20,826   $22,074   $20,086   $23,604    $ 86,590
                                                  =======   =======   =======   =======    ========
Net income......................................  $ 1,732   $ 3,168   $ 2,322   $ 4,789    $ 12,011
                                                  =======   =======   =======   =======    ========
Basic and diluted earnings per share............  $   .04   $   .08   $   .06   $   .11    $    .29
                                                  =======   =======   =======   =======    ========

                                                                      SCHEDULE I

                              AMERICAN MEDIA, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (IN 000'S)

     The following is unconsolidated condensed financial information for American Media, Inc. as of March 30, 1998 and March 31, 1997 and for each of the three fiscal years in the period ended March 30, 1998:

     A. CONDENSED BALANCE SHEETS

                                                              MARCH 30,   MARCH 31,
                                                                1998        1997
                                                              ---------   ---------
                                      ASSETS
Cash........................................................   $    35     $   307
Prepaid expenses............................................       130          93
                                                               -------     -------
          Total current assets..............................       165         400
Receivable from American Media Operations, Inc..............     3,728          --
Investment in American Media Operations, Inc................    54,473      48,457
                                                               -------     -------
                                                               $58,366     $48,857
                                                               =======     =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses.......................   $    28     $    27
Payable to American Media Operations, Inc...................        --       1,049
                                                               -------     -------
          Total current liabilities.........................        28       1,076
                                                               -------     -------
Stockholders' equity:
  Common stock..............................................       428         421
  Other stockholders' equity................................    57,910      47,360
                                                               -------     -------
                                                                58,338      47,781
                                                               -------     -------
                                                               $58,366     $48,857
                                                               =======     =======

     B. CONDENSED STATEMENTS OF INCOME

                                                                  FISCAL YEAR ENDED
                                                          ---------------------------------
                                                          MARCH 30,   MARCH 31,   MARCH 25,
                                                            1998        1997        1996
                                                          ---------   ---------   ---------
Operating expenses......................................   $ (620)     $  (581)    $  (569)
Other expenses..........................................     (149)        (150)       (150)
Income tax credit.......................................      285          276         271
                                                           ------      -------     -------
          Net loss before equity in income (loss) of
            American Media Operations, Inc. ............     (484)        (455)       (448)
Equity in income (loss) of American Media Operations,
  Inc. .................................................    6,016       12,466        (559)
                                                           ------      -------     -------
          Net income (loss).............................   $5,532      $12,011     $(1,007)
                                                           ======      =======     =======

                              AMERICAN MEDIA, INC.

                                   (IN 000'S)

     C. CONDENSED STATEMENTS OF CASH FLOWS

                                                                  FISCAL YEAR ENDED
                                                          ---------------------------------
                                                          MARCH 30,   MARCH 31,   MARCH 25,
                                                            1998        1997        1996
                                                          ---------   ---------   ---------
Cash flows from Operating Activities:
  Net income (loss).....................................   $5,532      $12,011     $(1,007)
  Adjustment to reconcile net income (loss) to net cash
     from operating activities:
     Equity in net loss (income) of American Media
       Operations, Inc. ................................   (6,016)     (12,466)        559
  Decrease (increase) in --
     Prepaid expenses...................................      (37)          10          (8)
     Receivable from American Media Operations, Inc.....   (3,728)          --          --
  Increase (decrease) in --
     Accounts payable...................................        1            1          --
     Payable to American Media Operations, Inc. ........   (1,049)         432         446
                                                           ------      -------     -------
  Net cash used in operations...........................   (5,297)         (12)        (10)
                                                           ------      -------     -------
Cash Flows from Financing Activities:
  Exercise of common stock options......................    5,009           --          --
  Other.................................................       16           45         (33)
                                                           ------      -------     -------
Net cash provided from (used in) financing activities...    5,025           45         (33)
                                                           ------      -------     -------
Net increase (decrease) in cash.........................     (272)          33         (43)
Cash at beginning of year...............................      307          274         317
                                                           ------      -------     -------
Cash at end of year.....................................   $   35      $   307     $   274
                                                           ======      =======     =======

     D. NOTE -- Payment of dividends by the Company's subsidiary, American Media Operations, Inc., is restricted under its Credit Agreement with the Banks and Indenture relating to its subordinated indebtedness. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding Media's executive officers is included in Part I under "Executive Officers of the Company". Other information required by this item will be contained in the Proxy Statement of Media relating to the 1998 Annual Meeting of stockholders to be held on August 12, 1998, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Proxy Statement of Media relating to the 1998 Annual Meeting of stockholders to be held on August 12, 1998, and is incorporated herein by reference, provided that the Compensation Committee Report and Performance Graph which is contained in Media's proxy statement shall not be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item will be contained in the Proxy Statement of Media relating to the 1998 Annual Meeting of stockholders to be held on August 12, 1998, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Proxy Statement of Media relating to the 1998 Annual Meeting of stockholders to be held on August 12, 1998, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed with, or incorporated by reference in, and as part of, this Annual Report on Form 10-K.

1. FINANCIAL STATEMENTS

     For a complete list of the Financial Statements and Schedule filed with this Annual Report on Form 10-K, see the Index to Consolidated Financial Statements and Schedule on Page 17.

2. EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  *3.1    --   Restated Certificate of Incorporation of Group dated June
               20, 1991 (incorporated by reference to Amendment 2 to
               Media's Registration Statement on Form S-1, Registration No.
               33-40647, Part III, Item 16, Exhibit 3.1, as filed on July
               11, 1991).(1)
  *3.2    --   Amendment to Restated Certificate of Incorporation of Group
               dated July 15, 1991 (incorporated by reference to Amendment
               No. 4 to Media's Registration Statement on Form S-1,
               Registration No. 33-40647, Part II, Item 16, Exhibit 3.4, as
               filed on July 19, 1991).(1)
  *3.3    --   Amendment of Certificate of Incorporation of Group dated
               November 1, 1994 changing its name to American Media, Inc.
               from Enquirer/Star Group, Inc. (incorporated by reference
               from Media's Annual Report on Form 10-K for the year ended
               March 27, 1995, filed as Exhibit 3.3, File No. 1-10784).
  *3.4    --   Amended and Restated By-laws of Group dated May 20, 1993
               (incorporated by reference from Media's Annual Report on
               Form 10-K for the year ended March 29, 1993, filed as
               Exhibit 3.3, File No. 1-10784).(1)
  *4.1    --   Fourth Amended and Restated Credit Agreement among
               Operations, certain Banks and The Chase Manhattan Bank, as
               Agent, dated as of June 5, 1998 (incorporated by reference from Operation's Annual Report on Form 10-K for the year
               ended March 30, 1998, filed as Exhibit 4.1, File No. 1-
               11112).
  *4.2    --   First Amended and Restated Company Pledge Agreement dated as of June 5, 1998, between Operations and The Chase Manhattan
               Bank, as Agent (incorporated by reference from Operation's
               Annual Report on Form 10-K for the year ended March 30,
               1998, filed as Exhibit 4.2, File No. 1-11112).
   4.3    --   Third Amended and Restated Pledge Agreement dated as of June
               5, 1998, made by Media in favor of The Chase Manhattan Bank, as Agent.
  *4.4    --   Amended and Restated Security Agreement dated as of October
               4, 1989, along with the Security Agreement Amendment, dated as of June 28, 1990, among GP Group, Inc. and its
               subsidiaries in favor of Manufacturers Hanover Trust Company
               (now The Chase Manhattan Bank) as agent for certain banks
               (in that capacity "as Agent") and certain other parties
               (incorporated by reference to Media's Registration Statement on Form S-1, Registration No. 33-40647, Part II, Item 16,
               Exhibit 4.3, as filed on May 17, 1991).(1)
  *4.5    --   Security Agreement Supplement dated November 21, 1994 made by Operations and Country Weekly, Inc. in favor of Chemical
               Bank (now The Chase Manhattan Bank), as Agent (incorporated by reference from Operation's Annual Report on Form 10-K for the year ended March 27, 1995, filed as Exhibit 4.2, File
               No. 1-11112).
  *4.6    --   Security Agreement Supplements dated June 5, 1998 made by
               Operations and each of Frontline Marketing, Inc., Retail
               Marketing Network, Inc. and American Media Marketing, Inc.
               in favor of The Chase Manhattan Bank, as Agent (incorporated by reference from Operation's Annual Report on Form 10-K for the year ended March 30, 1998, filed as Exhibit 4.5, File
               No. 1-11112).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  *4.7    --   Subsidiary Guarantee dated as of June 7, 1989 made by the
               subsidiaries of GP Group, Inc. in favor of Manufacturers
               Hanover Trust Company (now The Chase Manhattan Bank) as
               Agent (incorporated by reference to Media's Registration
               Statement on Form S-1, Registration No. 33-40647, Part II,
               Item 16, Exhibit 4.6, as filed on May 17, 1991).(1)
  *4.8    --   Guarantee Supplement dated November 21, 1994 to Subsidiary
               Guarantee dated June 7, 1989 made by Operations and Country
               Weekly, Inc. in favor of Chemical Bank (now The Chase
               Manhattan Bank), as Agent (incorporated by reference from
               Operation's Annual Report on Form 10-K for the year ended
               March 27, 1995, filed as Exhibit 4.4, File No. 1-11112).
  *4.9    --   Guarantee Supplements dated June 5, 1998 to Subsidiary
               Guarantee dated June 7, 1989 made by Operations and each of
               Frontline Marketing, Inc., Retail Marketing Network, Inc.
               and American Media Marketing, Inc. in favor of The Chase
               Manhattan Bank, as Agent (incorporated by reference from
               Operation's Annual Report on Form 10-K for the year ended
               March 30, 1998, filed as Exhibit 4.8, File No. 1-11112).
  *4.10   --   Senior Subordinated Note Indenture dated as of November 1,
               1994 from Enquirer/Star, Inc. in favor of United States
               Trust Company of New York, as Trustee, relating to Senior
               Subordinated Notes due 2004 (including form of Senior
               Subordinated Notes) (incorporated by reference from
               Operation's Annual Report on Form 10-K for the year ended
               March 27, 1995, filed as Exhibit 4.7, File No. 1-11112).(1)
  *4.11   --   Stockholders, Registration Rights and Voting Agreement dated as of April 8, 1993, among Group, Macfadden L.P., Boston
               Ventures, The Scottish Investment Trust PLC and CBC Capital
               Partners, Inc. (incorporated by reference to Media's filing on Form 8-K dated June 30, 1993, Exhibit 99, File No.
               1-10784).(1)
  *4.12   --   Assumption and Assignment Agreement dated as of March 20,
               1997 among Macfadden Holdings, L.P., Peter J. Callahan,
               Maynard Rabinowitz and Michael J. Boylan (incorporated by
               reference from Media's Annual Report on Form 10-K for the
               year ended March 31, 1997, filed as Exhibit 4.13, File No.
               1-10784).
 *10.1    --   Tax Sharing Agreement dated as of March 31, 1992, among
               Group and its subsidiaries (incorporated by reference from
               Media's Annual Report on Form 10-K for the year ended March
               30, 1992, filed as Exhibit 10.15, File No. 1-10784).(1)
 *10.2    --   Enquirer/Star Group, Inc. Amended and Restated Stock Option
               Plan (incorporated by reference from Media's Annual Report on Form 10-K for the year ended March 29, 1993, filed as
               Exhibit 10.7, File No. 1-10784).(1)
 *10.3    --   Amendment to American Media, Inc's. Amended and Restated
               Stock Option Plan dated as of August 13, 1997 (incorporated by reference from Media's filing on Form S-8 as filed on
               August 22, 1997, File No. 333-34221).
  11      --   Statement re: computation of per share earnings (see Note 8 to the Consolidated Financial Statements of the Company
               which are set forth in Part II, Item 8 of Registrant's
               current report on Form 10-K for the fiscal year ended March
               30, 1998).
  21      --   Subsidiaries of Registrant.
  23      --   Consent of Arthur Andersen LLP.

---------------

(1) Enquirer/Star Group, Inc. ("Group") is now named American Media, Inc. ("Media"); Enquirer/Star, Inc. and GP Group, Inc. are now named American Media Operations, Inc. ("Operations").
  * Incorporated herein by reference as indicated.

3. FORM 8-K

     No reports on Form 8-K were filed by the registrant during the last fiscal quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on June 19, 1998.

                                          AMERICAN MEDIA, INC.

                                          By:     /s/ PETER J. CALLAHAN
                                            ------------------------------------
                                                     Peter J. Callahan
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated on June 19, 1998.

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