Form 10-Q
period 1998-09-28
AMERICAN MEDIA INC
filed 1998-11-09
CIK 880555

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q




(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 28, 1998

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

      As of November 9, 1998 there were 21,787,189 shares of Class A Common Stock and 20,702,005 shares of Class C Common Stock outstanding.



================================================================================

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                               INDEX TO FORM 10-Q
                               SEPTEMBER 28, 1998




                                                                                                           PAGES(S)
                                                                                                           --------
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements -
Consolidated Balance Sheets ................................................................................   3
Consolidated Statements of Income ..........................................................................   4
Consolidated Statements of Cash Flows ......................................................................   5
Notes to Consolidated Financial Statements ................................................................. 6 - 7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations ...................................................................... 8 - 10

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ................................................   11
Item 6. Exhibits and Reports on Form 8-K ...................................................................   11

Signature...................................................................................................   12



                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      AS OF SEPTEMBER 28 AND MARCH 30, 1998
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)

                                                                                  SEPTEMBER 28       MARCH 30
                                                                                  ------------      ---------
                                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $   5,249       $   7,405
  Receivables, net                                                                      9,660           7,852
  Inventories                                                                           9,987          10,390
  Prepaid expenses and other                                                            3,107           6,681
                                                                                    ---------       ---------
      Total current assets                                                             28,003          32,328
                                                                                    ---------       ---------
PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                                    4,039           4,039
  Machinery, fixtures and equipment                                                    20,932          18,447
  Display racks                                                                        22,328          21,662
                                                                                    ---------       ---------
                                                                                       47,299          44,148
  Less - accumulated depreciation                                                     (18,881)        (18,149)
                                                                                    ---------       ---------
                                                                                       28,418          25,999
                                                                                    ---------       ---------

DEFERRED DEBT COSTS, net                                                                6,403           8,688
                                                                                    ---------       ---------

GOODWILL, net of accumulated amortization of $134,018 and $126,440                    471,233         478,811
                                                                                    ---------       ---------

OTHER INTANGIBLES, net of accumulated amortization of $48,726 and $45,766              99,274         102,234
                                                                                    ---------       ---------
                                                                                    $ 633,331       $ 648,060
                                                                                    =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of term loan                                                      $  12,500       $      --
  Accounts payable                                                                     12,187          15,556
  Accrued expenses                                                                     15,107          14,939
  Accrued interest                                                                     10,024          12,249
  Accrued and current deferred income taxes                                             6,130           9,775
  Deferred revenues                                                                    27,104          31,749
                                                                                    ---------       ---------
      Total current liabilities                                                        83,052          84,268
                                                                                    ---------       ---------

LONG TERM DEBT:
  Term Loan and Revolving Credit Commitment, net of current portion                   284,500         297,401
  11.63% Senior Subordinated Notes Due 2004                                           200,000         200,000
  10.38% Senior Subordinated Notes Due 2002                                               134             134
                                                                                    ---------       ---------
                                                                                      484,634         497,535
                                                                                    ---------       ---------

DEFERRED INCOME TAXES                                                                   7,755           7,919
                                                                                    ---------       ---------

CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; issued and outstanding as follows -
    Class A - 22,133 and 21,793 in September; 22,084 and 21,751 in March                  221             221
    Class C - 20,702 in September and March                                               207             207
  Additional paid-in capital                                                           59,312          59,018
  Retained earnings                                                                     4,258           4,948
  Less - Stock held in treasury, at cost                                               (6,108)         (6,056)
                                                                                    ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                             57,890          58,338
                                                                                    ---------       ---------
                                                                                    $ 633,331       $ 648,060
                                                                                    =========       =========




   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)



                                                                 FISCAL QUARTER ENDED         TWO FISCAL QUARTERS ENDED
                                                             -----------------------------  ------------------------------
                                                             SEPTEMBER 28,   SEPTEMBER 29,  SEPTEMBER 28,    SEPTEMBER 29,
                                                                 1998            1997           1998             1997
                                                             -------------   -------------  -------------    -------------
OPERATING REVENUES:
  Circulation                                                 $  62,153       $  68,236       $ 124,951       $ 139,269
  Advertising                                                     5,138           5,832          10,692          11,969
  Other                                                           5,247           5,541          10,271          10,487
                                                              ---------       ---------       ---------       ---------
                                                                 72,538          79,609         145,914         161,725
                                                              ---------       ---------       ---------       ---------
OPERATING EXPENSES:
  Editorial                                                       7,284           7,870          14,666          15,747
  Production                                                     19,586          20,798          40,522          41,806
  Distribution, circulation and other cost of sales              17,064          16,128          35,266          33,181
  Selling, general and administrative expenses                    6,326           6,685          13,115          14,234
  Depreciation and amortization                                   7,966           7,489          15,808          14,939
                                                              ---------       ---------       ---------       ---------
                                                                 58,226          58,970         119,377         119,907
                                                              ---------       ---------       ---------       ---------

  Operating income                                               14,312          20,639          26,537          41,818

INTEREST EXPENSE                                                (11,742)        (12,712)        (23,937)        (25,734)
OTHER INCOME (EXPENSE), net  (Note 6)                               (80)           (600)          4,076            (935)
                                                              ---------       ---------       ---------       ---------
  Income before provision for income taxes
    and extraordinary charge                                      2,490           7,327           6,676          15,149

PROVISION FOR INCOME TAXES                                        2,255           4,095           5,205           8,480
                                                              ---------       ---------       ---------       ---------
 Income before extraordinary charge                                 235           3,232           1,471           6,669

EXTRAORDINARY CHARGE, net of
  income taxes of $1,269, related to early
  extinguishment of debt (Note 4)                                    --              --           2,161              --
                                                              ---------       ---------       ---------       ---------

    Net income (loss)                                         $     235       $   3,232       $    (690)      $   6,669
                                                              =========       =========       =========       =========

 BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE:
  Income before extraordinary charge                          $    0.01       $    0.08       $    0.03       $    0.16
  Extraordinary charge (Note 4)                                      --              --           (0.05)             --
                                                              ---------       ---------       ---------       ---------
  Net income (loss)                                           $    0.01       $    0.08       $   (0.02)      $    0.16
                                                              =========       =========       =========       =========







   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE TWO FISCAL QUARTERS ENDED SEPTEMBER 28, 1998 AND SEPTEMBER 29, 1997
                                   (IN 000'S)


                                                                               SEPTEMBER 28, 1998   SEPTEMBER 29, 1997
                                                                               ------------------   ------------------
Cash Flows from Operating Activities:
  Net income (loss)                                                                $    (690)            $   6,669
                                                                                   ---------             ---------
Adjustments to reconcile net income (loss) to net cash provided from operating activities -
    Extraordinary charge, net of income taxes                                          2,161                    --
    Depreciation and amortization                                                     15,808                14,939
    Deferred debt cost amortization                                                      831                 1,381
    Senior subordinated discount note accretion                                           --                   190
    Decrease (increase) in -
        Receivables, net                                                              (1,808)                2,518
        Inventories                                                                      403                 2,087
        Prepaid expenses and other                                                     3,574                  (863)
    Increase (decrease) in -
        Accounts payable                                                              (3,369)                 (192)
        Accrued expenses                                                              (2,069)                2,245
        Accrued and current deferred income taxes                                     (2,541)               (1,289)
        Deferred revenues                                                             (4,645)               (4,597)
                                                                                   ---------             ---------
          Total adjustments                                                            8,345                16,419
                                                                                   ---------             ---------

        Net cash provided from operating activities                                    7,655                23,088
                                                                                   ---------             ---------

Capital expenditures representing net cash used in investing activities               (7,689)               (4,043)
                                                                                   ---------             ---------

Cash Flows from Financing Activities:
    Term loan and revolving credit commitment principal repayments                  (334,401)              (73,684)
    Proceeds from revolving credit commitment                                        334,000                66,000
    Repayment of senior subordinated indebtedness                                         --               (15,962)
    Payment of deferred debt costs                                                    (1,964)                   --
    Proceeds from stock option exercises                                                 281                 3,656
    Other                                                                                (38)                   42
                                                                                   ---------             ---------
        Net cash used in financing activities                                         (2,122)              (19,948)
                                                                                   ---------             ---------

Net Decrease in Cash and Cash Equivalents                                             (2,156)                 (903)
Cash and Cash  Equivalents at Beginning of Period                                      7,405                 8,230
                                                                                   ---------             ---------
Cash and Cash  Equivalents at End of Period                                        $   5,249             $   7,327
                                                                                   =========             =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                                   $   5,118             $   9,636
    Interest                                                                          25,331                21,699






  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       AMERICAN MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1998
                          (000'S OMITTED IN ALL TABLES)
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media, Inc., (together with its wholly-owned subsidiary, American Media Operations, Inc. ("Operations") and its subsidiaries, the "Company") for the fiscal year ended March 30, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the fiscal periods ended September 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 29, 1999.

(2) INVENTORIES

Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) cost method of valuing its inventories. If the first-in, first-out (FIFO) cost method of valuation, which approximates market value, had been used, inventories would have been greater by $442,000 and $170,000 than the amounts reported in the accompanying consolidated balance sheets for September 28 and March 30, 1998, respectively. Inventories are comprised of the following:

                                                September 28         March 30
                                                   -------            -------

Raw materials - paper                              $ 5,877            $ 6,573
Finished product - paper, production
  and distribution costs of future issues            4,110              3,817
                                                   -------            -------
                                                   $ 9,987            $10,390
                                                   =======            =======


(3) INCOME TAXES

The Company files a consolidated Federal income tax return. Income taxes have been provided based upon the Company's anticipated effective annual income tax rate.

(4) CREDIT AGREEMENT

On June 5, 1998, Operations and its subsidiaries and a bank syndicate whose agent bank is The Chase Manhattan Corporation (the "Agent Bank" and, collectively, the "Banks") entered into an amended and restated credit agreement. The new credit agreement (the "Credit Agreement") which is comprised of a $250 million term loan commitment and a $120 million revolving credit commitment provides it with certain advantages as compared to its prior credit agreement (the "Prior Credit Agreement", together with the Credit Agreement, the "Credit Agreements") including an extension of the loan term to March 2004, reduced annual loan amortization payments and generally more favorable interest rate margins and loan covenants, among others. As of September 28, 1998 the Company had $297 million in loans under the Credit Agreement of which $47 million was borrowed under the revolving credit commitment.

As of September 28, 1998 the Company's effective interest rate on borrowings under the Credit Agreement was 7.4%. The effective rate for borrowings under the Credit Agreement averaged 7.4% for the fiscal quarter ended September 28, 1998 as compared to 7.8% on borrowings for the fiscal quarter ended September 29, 1997. For the two fiscal quarters ended September 28, 1998, the effective rate was 7.5% as compared to 7.8% for the same prior year period.

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

(5) EARNINGS PER SHARE

Diluted earnings per share, which is the same as basic earnings per share for each period presented, includes the effect of incremental shares issued assuming the exercise of common stock options under the treasury stock method, as follows:


                                                         Fiscal Quarter Ended            Two Fiscal Quarters Ended
                                                   -------------------------------     -------------------------------
                                                   September 28,     September 29,     September 28,     September 29,
                                                       1998              1997              1998              1997
                                                   ------------      -------------     ------------      -------------
Basic shares                                          42,494            41,979            42,488            41,880
Dilutive effect of common
  stock options                                           89               307               116               183
                                                      ------            ------            ------            ------
Diluted shares                                        42,583            42,286            42,604            42,063
                                                      ======            ======            ======            ======


(6) OTHER INCOME (EXPENSE)

Included in Other Income (Expense), net in the accompanying consolidated statement of income for the two fiscal quarters ended September 28, 1998 is a net gain of $4.4 million from the settlement of certain litigation related to a subsidiary of the Company which ceased operations in fiscal 1997.

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


(8) RECENT PRONOUNCEMENTS

The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" effective with the current fiscal year. SFAS No. 130 defines comprehensive income as a measure of all changes in equity of an enterprise during a period that result from transactions and other economic events of the period other than transactions with owners. The adoption of this pronouncement did not have an impact on the Company's financial position or results of operations for any period presented.

In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivatives, requiring recognition as either assets or liabilities on the balance sheet and measurement at fair value. The Company plans to adopt this statement in fiscal 2001. The Company has not yet determined the effect adoption of this statement will have on the Company's consolidated financial position, results of operations or cash flows.

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

At September 28, 1998 the Company's outstanding indebtedness under the Credit Agreement totaled $297 million of which term loan and revolving credit commitment borrowings were $250 million and $47 million, respectively. For the two fiscal quarters ended September 28, 1998 the effective interest rate on borrowings under the Credit Agreements was 7.5%. The Company has entered into a three-year $100 million notional amount interest rate swap agreement expiring in November 2000 under which the Company pays a fixed rate of 5.95% and receives interest based on the three-month LIBOR rate thereby converting $100 million of the Company's variable rate debt to 5.95% (before considering the additional applicable interest margin spreads charged under the Credit Agreement).

At September 28, 1998, the Company had cash and cash equivalents of $5.2 million and a working capital deficit of $55.0 million. The Company does not consider its working capital deficit to be a true measure of its liquidity position as its working capital needs typically are met by the large amounts of cash generated by its business. The Company's primary sources of liquidity are cash generated from operations and amounts available under the revolving credit commitment. Any temporary shortfalls in available cash are covered by borrowings under the Credit Agreement's revolving credit commitment which are reflected as long-term liabilities. For the two fiscal quarters ended September 28, 1998, cash provided from operating activities totaling $7.7 million was used primarily to fund capital expenditures totaling $7.7 million. The relatively high levels of capital expenditures for the current two fiscal quarters reflects recent spending on SOAP OPERA NEWS display pockets and replacement and upgrades of the Company's information systems.

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


RESULTS OF OPERATIONS

FISCAL QUARTER ENDED SEPTEMBER 28, 1998 VS FISCAL QUARTER ENDED SEPTEMBER 29, 1997. Total revenues were $72,538,000 for the current fiscal quarter, a decrease of $7,071,000 or 8.9% from the comparable prior year quarter. Substantially all of the revenue decrease was the result of declines in single copy sales of NATIONAL ENQUIRER and STAR as their sales have yet to return to the levels experienced before the adverse publicity associated with the death of Princess Diana.

Circulation revenues, which include single copy and subscription sales, of $62,153,000 decreased $6,083,000 or 8.9%. Average weekly unit sales of NATIONAL ENQUIRER and STAR declined 10.5% and 15.0%, respectively, reflecting the continued weakness in sales experienced after the August 1997 death of Princess Diana. While trends indicate that single copy sales continue to improve from the lows seen in the fiscal quarter ended December 1997, management is unable to determine when and if sales will return to the levels seen in the comparable prior year periods. Revenue declines caused by the fall in circulation were partially offset by $.10 cover price increases for NATIONAL ENQUIRER and STAR to $1.49 effective with the issues dated July 7, 1998. Decreases in average weekly circulation of 15.8% and 14.9%, respectively, for SOAP OPERA MAGAZINE and SOAP OPERA NEWS reflect the impact of increased competition in the soap opera category, particularly in the number of weekly publications offered for sale during the past one to two years. SOAP OPERA NEWS increased its cover price from $1.99 to $2.99, the same cover price charged by its major digest-size competitors, effective with the issue dated August 18, 1998. COUNTRY WEEKLY saw its average weekly circulation decrease 13.1% as compared to the same prior year period reflecting overall weakness in the category which has resulted in the recent folding of two similar content publications. It is unknown what impact these events will have on the future circulation levels of COUNTY WEEKLY.

Circulation has also been negatively impacted by the recent industry-wide weakness in overall response rates to agency-sold subscriptions as a result of adverse publicity and litigation relating to certain major agencies. As a result, subscription revenues, which represented approximately 16% of total circulation revenues in the current fiscal quarter, decreased $363,000 or 3.4%.

Advertising revenues of $5,138,000 decreased $694,000 or 11.9% reflecting both fewer national ad pages and reduced average revenue per page in NATIONAL ENQUIRER and STAR resulting from recent declines in circulation levels.

Operating expenses for the current fiscal quarter of $58,226,000 were down slightly as compared to the same prior year period total of $58,970,000. Increased distribution expenses, related primarily to higher in-store display costs, were offset by lower production costs due to reduced press runs for the Company's publications as compared to the prior year period. The decrease in editorial expense is attributable largely to cost control efforts at NATIONAL ENQUIRER and STAR. Depreciation and amortization expense increased over the prior year period reflecting depreciation related to SOAP OPERA NEWS display pockets and replacement and upgrades of the Company's information systems.

Operating income was $14,312,000 as compared with $20,639,000 primarily as a result of the declines in single copy sales of NATIONAL ENQUIRER and STAR.

Interest expense decreased $970,000 in the current fiscal quarter to $11,742,000 from $12,712,000 in the comparable prior year period reflecting decreases in the average balance of outstanding indebtedness as well as lower amounts of deferred debt cost amortization related to the Credit Agreement.

The Company's effective income tax rates were 90.6% and 55.9% of income before income taxes for the fiscal quarters ended September 1998 and 1997, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates result primarily from the effect of goodwill amortization that is not deductible for income tax reporting purposes.


TWO FISCAL QUARTERS ENDED SEPTEMBER 28, 1998 VS TWO FISCAL QUARTERS ENDED SEPTEMBER 29, 1997. Total revenues were $145,914,000 for the current two fiscal quarters, a decrease of $15,811,000 or 9.8% from the comparable prior year quarter. Substantially all of the revenue decrease was the result of declines in single copy sales of NATIONAL ENQUIRER and STAR as their sales have yet to return to the levels experienced before the adverse publicity associated with the death of Princess Diana.

Circulation revenues, which include single copy and subscription sales, of $124,951,000 decreased $14,318,000 or 10.3%. Average weekly unit sales of NATIONAL ENQUIRER and STAR declined 14.3% and 12.5%, respectively, reflecting the continued weakness in sales of these publications experienced after the August 1997 death of Princess Diana. While trends indicate that single copy sales continue to improve from the lows seen in the fiscal quarter ended December 1997, management is unable to determine when and if sales will return to the levels seen in the comparable prior year periods. Revenue declines caused by the fall in circulation were partially offset by $.10 cover price increases for NATIONAL ENQUIRER and STAR to $1.49 effective with the issues dated July 7, 1998. Decreases in average weekly circulation of 17.5% and 1.8%, respectively, for SOAP OPERA MAGAZINE and SOAP OPERA NEWS reflect the impact of increased competition in the soap opera category, particularly in the number of weekly publications offered for sale during the past one to two years. SOAP OPERA NEWS increased its cover price from $1.99 to $2.99, the same cover price charged by its major digest-size competitors, effective with the issue dated August 18, 1998. COUNTRY WEEKLY saw its average weekly circulation decrease 9.0% as compared to the same prior year period reflecting overall weakness in the category which has resulted in the recent folding of two similar content publications. It is unknown what impact these events will have on the future circulation levels of COUNTY WEEKLY.

Subscription unit sales and revenues were flat for the current two fiscal quarters as compared to the same prior year period as subscription sales generated by SOAP OPERA NEWS offset declines in certain of the Company's other publications. Subscription unit sales have been negatively impacted by the recent industry-wide weakness in overall response rates to agency-sold subscriptions as a result of adverse publicity and litigation relating to certain major agencies.

Advertising revenues of $10,692,000 decreased $1,277,000 or 10.7% reflecting both fewer national ad pages and reduced average revenue per page in NATIONAL ENQUIRER and STAR resulting from recent declines in circulation levels.

Operating expenses for the current two fiscal quarters of $119,377,000 were down slightly as compared to the same prior year period total of $119,907,000. Increased distribution expenses, related primarily to higher in-store display costs, were offset by lower production costs due to reduced press runs for the Company's publications as compared to the prior year period. The decrease in editorial expense is attributable largely to cost control efforts at NATIONAL ENQUIRER and STAR. Depreciation and amortization expense increased over the prior year period reflecting depreciation related to SOAP OPERA NEWS display pockets and replacement and upgrades of the Company's information systems.

Operating income was $26,537,000 as compared with $41,818,000 primarily as a result of the declines in single copy sales of NATIONAL ENQUIRER and STAR.

Interest expense decreased $1,797,000 in the current two fiscal quarters to $23,937,000 from $25,734,000 in the comparable prior year period reflecting decreases in the average balance of outstanding indebtedness as well as lower amounts of deferred debt cost amortization related to the Credit Agreement.

The Company's effective income tax rates were 78.0% and 56.0% of income before income taxes for the two fiscal quarters ended September 1998 and 1997, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates result primarily from the effect of goodwill amortization that is not deductible for income tax reporting purposes.

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

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company's 1998 Annual Meeting of Shareholders ("Annual Meeting") was held on August 12, 1998. At the annual meeting the Company's stockholders (i) elected ten directors for a term expiring in 1999 and (ii) ratified the selection of Arthur Andersen LLP as independent certified public accountants of the Company.

The following sets forth the results of voting at the Annual Meeting:

                                                                                     Votes
                                                 --------------------------------------------------------------------------------
                   MATTER                            FOR                 AGAINST             ABSTENTIONS         BROKER NON-VOTES
                   ------                            ---                 -------             -----------         ----------------
(i) Election of Directors (a) -
  Peter J. Callahan                              80,085,690             1,900,196                  0                     0
  Barry Baker                                    80,085,690             1,900,196                  0                     0
  Anthony J. Bolland                             80,085,140             1,900,746                  0                     0
  Michael J. Boylan                              80,085,690             1,900,196                  0                     0
  Roy F. Coppedge III                            80,085,140             1,900,746                  0                     0
  Gerald S. Hobbs                                80,002,315             1,983,571                  0                     0
  Maynard Rabinowitz                             80,081,165             1,904,721                  0                     0
  Gerry M. Ritterman                             80,001,340             1,984,546                  0                     0
  Lucille S. Salhany                             80,002,090             1,983,796                  0                     0
  Roger Wood                                     79,912,665             2,073,221                  0                     0

(ii) Selection of independent accountants        81,967,085                 3,875             14,926                     0



(a) - With respect to the election of directors, the form of proxy permitted shareholders to check boxes indicating votes either "for" or "withheld", votes relating to directors designated above as "against" are votes cast as "withheld".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27.......... Financial Data Schedule (for SEC use only)

During the fiscal quarter ended September 28, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereto duly authorized.


                                               AMERICAN MEDIA, INC.
                                               Registrant


Date: November 9, 1998                         By: /s/ RICHARD W. PICKERT
                                                   -------------------------
                                                   Richard W. Pickert
                                                   Senior Vice President
                                                   Chief Financial Officer