Form 10-Q
period 2012-09-30
AMERICAN MEDIA INC
filed 2012-11-14
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-10784

American Media, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0203383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 American Media Way, Boca Raton, Florida 33464
(Address of principal executive offices) (Zip Code)

(561) 997-7733
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of October 31, 2012 was 11,111,111.

AMERICAN MEDIA, INC.

Form 10-Q for the Quarter Ended September 30, 2012

"American Media," "AMI," "we," "our," "us" and the "Company" refer to American Media, Inc. and its consolidated subsidiaries.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Readers of this quarterly report for the quarterly period ended September 30, 2012 (this “Quarterly Report”) are advised that this Quarterly Report contains both statements of historical fact and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, capital expenditures, capital structure and other financial items; (ii) statements regarding our plans and objectives, including planned introductions of new publications or other products, or estimates or predictions of actions by customers, consumers, advertisers, suppliers, competitors or regulatory authorities; (iii) statements of future economic performance; (iv) outcomes of contingencies such as legal or any regulatory proceedings; and (v) statements of assumptions underlying other statements and statements about our business.

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to the following:

•	our high degree of leverage and significant debt service obligations;
•	whether we decide to engage in acquisitions, enter into partnerships and joint ventures or execute publishing services agreements in the future, and any effects thereof;
•	our ability to attract and retain experienced and qualified personnel;
•	our ability to implement our business strategy;
•	changes in discretionary consumer spending patterns;
•
changes in general economic and business conditions, both nationally and internationally, which can influence the overall demand for our services and products by our customers and advertisers, affecting the readership level of our publications as well as advertising and circulation revenue;

•
increased competition, including price competition and competition from other publications and other forms of media, such as television, radio and digital concentrating on celebrity news and health and fitness;

•	changes in the price of fuel, paper, ink and postage;
•	any loss of one or more of our key vendors or key advertisers;
•	the potential effects of threatened or actual terrorists attacks or other acts of violence or war;
•	adverse results in litigation matters or any regulatory proceedings;
•	the potential effects of any future impairment of our goodwill or other identified intangible assets;
•	our ability to maintain an effective system of internal controls over financial reporting;
•	the effects of possible credit losses;
•	any disruption in the distribution of our magazines through wholesalers;
•	unforeseen increases in employee benefit costs;
•	changes in accounting standards.

For a further discussion of risk factors which could cause actual results to differ materially from those indicated by the forward-looking statements, see the Company’s exchange offer registration statement on Form S-4/A, declared effective by the Securities and Exchange Commission (the "SEC") on October 19, 2012 (the “Exchange Offer Registration Statement”). Any written or oral forward-looking statements made by us or on our behalf are subject to the risk factors disclosed in this Quarterly Report and the Exchange Offer Registration Statement. Should one or more of the risk factors disclosed in this Quarterly Report or the Exchange Offer Registration Statement materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results, performance or achievements may vary materially from those described in this Quarterly Report. The risk factors included in the Quarterly Report and the Exchange Offer Registration Statement are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our future results. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We do not intend, and do not assume any obligations, to update these forward looking statements, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	September 30, 2012	March 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($2,039 and $3,365 related to VIEs, respectively)	$6,549	$5,226
Trade receivables, net of allowance for doubtful accounts of $6,330 and $4,795, respectively ($0 and $3,382 related to VIEs, respectively net of allowance for doubtful accounts of $0 and $779, respectively)	36,711	51,538
Inventories ($0 and $2,117 related to VIEs, respectively)	12,100	17,033
Prepaid expenses and other current assets ($948 and $1,508 related to VIEs, respectively)	20,270	19,651
Total current assets	75,630	93,448
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	4,008	3,991
Furniture, fixtures and equipment	40,368	36,625
Less – accumulated depreciation	(27,579)	(24,695)
Total property and equipment, net	16,797	15,921
OTHER ASSETS:
Deferred debt costs, net	10,526	11,222
Deferred rack costs, net ($0 and $2,194 related to VIEs, respectively)	7,741	9,966
Other long-term assets	1,632	1,622
Total other assets	19,899	22,810
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill ($0 and $3,358 related to VIEs, respectively)	234,244	234,244
Other identified intangibles, net of accumulated amortization of $112,528 and $110,770, respectively ($6,000 and $24,295 related to VIEs, respectively)	286,235	285,225
Total goodwill and other identified intangible assets	520,479	519,469
TOTAL ASSETS	$632,805	$651,648
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ($3 and $3,719 related to VIEs, respectively)	$17,454	$16,160
Accrued expenses and other liabilities ($1,711 and $3,056 related to VIEs, respectively)	24,705	29,539
Accrued interest	17,529	17,254
Redeemable financial instrument (see Note 9)	3,752	—
Deferred revenues ($0 and $2,264 related to VIEs, respectively)	34,725	37,474
Total current liabilities	98,165	100,427
NON-CURRENT LIABILITIES:
Senior secured notes	469,889	469,889
Revolving credit facility	7,000	7,000
Redeemable financial instrument, less current portion (see Note 9)	1,650	—
Other non-current liabilities	4,191	4,367
Deferred income taxes	73,545	75,694
Total liabilities	654,440	657,377
COMMITMENTS AND CONTINGENCIES (See Note 10)
Redeemable noncontrolling interest (see Note 9)	3,781	15,620
STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 14,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2012 and March 31, 2012	1	1
Additional paid-in capital	822,723	822,773
Accumulated deficit	(847,905)	(843,908)
Accumulated other comprehensive loss	(235)	(215)
Total stockholders' deficit	(25,416)	(21,349)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$632,805	$651,648

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Circulation	$54,759	$59,047	$107,387	$112,417
Advertising	25,051	33,689	53,637	67,175
Other	10,076	12,198	16,086	18,536
Total operating revenues	89,886	104,934	177,110	198,128
OPERATING EXPENSES:
Editorial	9,977	11,166	21,106	21,981
Production	25,135	31,350	49,582	57,928
Distribution, circulation and other cost of sales	16,915	21,608	34,228	40,341
Selling, general and administrative	22,319	20,231	41,563	40,627
Depreciation and amortization	2,487	1,997	4,788	3,727
Total operating expenses	76,833	86,352	151,267	164,604
OPERATING INCOME	13,053	18,582	25,843	33,524
OTHER INCOME (EXPENSE):
Interest expense	(15,142)	(14,640)	(29,783)	(29,439)
Amortization of deferred debt costs	(355)	(396)	(696)	(929)
Other income (expenses), net	20	(378)	(10)	(941)
Total other expense, net	(15,477)	(15,414)	(30,489)	(31,309)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(2,424)	3,168	(4,646)	2,215
(BENEFIT) PROVISION FOR INCOME TAXES	(462)	649	(1,430)	438
NET (LOSS) INCOME	(1,962)	2,519	(3,216)	1,777
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(781)	(51)	(781)	(51)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,743)	$2,468	$(3,997)	$1,726

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET (LOSS) INCOME	$(1,962)	$2,519	$(3,216)	$1,777
Foreign currency translation adjustment	27	71	(20)	73
Comprehensive (loss) income	(1,935)	2,590	(3,236)	1,850
Less: comprehensive income attributable to the noncontrolling interest	(781)	(51)	(781)	(51)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,716)	$2,539	$(4,017)	$1,799

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	September 30,
	2012	2011
Operating Activities:
Net (loss) income	$(3,216)	$1,777
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	3,030	2,275
Amortization of other identified intangibles	1,758	1,452
Provision for bad debts	771	777
Amortization of deferred debt costs	696	929
Amortization of deferred rack costs	4,565	4,986
Deferred income tax benefit	(1,524)	(134)
Other	(228)	1,610
Decrease (increase) in operating assets:
Trade receivables	14,056	(6,234)
Inventories	5,056	(3,905)
Prepaid expenses and other current assets	(1,245)	(776)
Deferred rack costs	(2,340)	(5,940)
Other long-term assets	(10)	(385)
Increase (decrease) in operating liabilities:
Accounts payable	1,388	9,377
Accrued expenses and other liabilities	(4,614)	8,618
Accrued interest	275	(2,299)
Other non-current liabilities	(176)	(1,439)
Deferred revenues	(4,316)	(1,720)
Total adjustments and changes in operating assets and liabilities	17,142	7,192
Net cash provided by operating activities	13,926	8,969

Investing Activities:
Purchases of property and equipment	(4,034)	(5,059)
Purchases of intangible assets	(1,120)	—
Proceeds from sale of assets	56	63
Investment in Radar	(100)	(850)
Acquisition of OK! Magazine	—	(23,000)
Other	(300)	(300)
Net cash used in investing activities	(5,498)	(29,146)

Financing Activities:
Proceeds from revolving credit facility	32,500	42,500
Repayment to revolving credit facility	(32,500)	(30,000)
Senior secured notes redemption	—	(20,000)
Redemption premium payment	—	(600)
Proceeds in Odyssey from noncontrolling interest holders	—	13,500
Payments to noncontrolling interest holders of Odyssey	(7,215)	—
Net cash (used in) provided by financing activities	(7,215)	5,400

Effect of exchange rate changes on cash	110	(220)
Net Increase (Decrease) in Cash and Cash Equivalents	1,323	(14,997)
Cash and Cash Equivalents, Beginning of Period	5,226	21,285
Cash and Cash Equivalents, End of Period	$6,549	$6,288

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-cash property and equipment (incurred but not paid)	$98	$41

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

(1) Description of Business and Basis of Presentation

DESCRIPTION OF BUSINESS

We are a leading content centric media company specializing in the fields of celebrity journalism and active lifestyle. Our well known brands include, but are not limited to, National Enquirer, Star, OK! Weekly, Globe, National Examiner, Shape, Fit Pregnancy, Natural Health, Men's Fitness, Muscle & Fitness and Flex. We distribute our content across multiple platforms including print, Internet, mobile, tablets and video. We circulate our print publications utilizing single copy and subscription sales using the U.S. Postal Service, national distributors, wholesalers and retailers. Total circulation of our print publications with a frequency of six or more times per year, were approximately 6.0 million copies per issue during the six months ended September 30, 2012.

As of September 30, 2012, the Company published seven weekly publications: National Enquirer, Star, Globe, National Examiner, Country Weekly, OK! Weekly and Soap Opera Digest; two monthly publications: Muscle & Fitness and Flex; three bi-monthly publications: Fit Pregnancy, Natural Health and Muscle & Fitness Hers; and two publications that are published 10 times per year: Shape and Men's Fitness.

Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary of the Company, arranges for the placement of the Company’s publications and third-party publications with retailers, and monitors through its regional managers and merchandising staff that our publications and third-party publications are properly displayed in stores, primarily national and regional supermarket chains and major retail chains such as Walmart, Kroger Companies, Safeway, Super Valu/Albertsons, Stop & Shop/Giant Food, Publix, H.E. Butt, Food Lion/Sweetbay, Great A&P Tea Company and Winn Dixie. DSI also coordinates (also known as acting as a “category manager/front-end advisor”) the racking of magazine fixtures for selected retailers. In addition, DSI provides marketing, merchandising and information gathering services to third parties, including non-magazine clients.

References to our second fiscal quarter (e.g. "second fiscal quarter of 2013") refer to our fiscal quarters ended September 30th of the applicable fiscal year. Each fiscal year ends on March 31st.

BASIS OF PRESENTATION

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Exchange Offer Registration Statement. The fiscal year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). The results of operations for the six months ended September 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or for any other subsequent interim period.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect our financial statements, those of our wholly-owned domestic and foreign subsidiaries and those of certain variable interest entities where we are the primary beneficiary. For consolidated entities where we own less than 100% of the equity, we record net income (loss) attributable to noncontrolling interest in our unaudited condensed consolidated statements of income (loss) equal to the percentage of the interests retained in such entities by the respective noncontrolling parties. All material intercompany balances and transactions are eliminated in consolidation.

In determining whether we are the primary beneficiary of an entity and therefore required to consolidate, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. These considerations impact the way we account for our existing joint ventures. We continuously assess whether we are the primary beneficiary of a variable interest entity as changes to existing relationships or future transactions occur. See Note 9, “Investments in Joint Ventures and Redeemable Noncontrolling Interest.”

Use of Estimates

The preparation of consolidated condensed financial statements in accordance with US GAAP requires our management to make estimates and judgments that may affect the reported amounts presented and disclosed in our consolidated condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to those related to: revenue recognition and related allowances; inventories; impairments of long-lived assets, including intangible assets and goodwill; income taxes, including the valuation allowance for deferred tax assets; and contingencies and litigation.

We base these estimates on historical experience and various other factors that we believe to be reasonable, the results of which form the basis for making judgments under the circumstances. Due to the inherent uncertainty involved in making these estimates, actual results reported may differ from these estimates under different assumptions or conditions.

Concentrations

As of September 30, 2012, single copy revenues consisted of copies distributed to retailers primarily by three major wholesalers. In the second fiscal quarter of 2013 and in 2012, one of these wholesalers ("Wholesaler A") accounted for approximately 29% and 26%, respectively, of our total operating revenue and the other wholesaler ("Wholesaler B") accounted for approximately 16% and 15% , respectively, of our total operating revenue. During the six months ended September 30, 2012 and 2011, Wholesaler A accounted for approximately 27% and 25%, respectively, of our total operating revenue and Wholesaler B accounted for approximately 15% and 14%, respectively, of our total operating revenue. We have multi-year service arrangements with our wholesalers, which provide incentives to maintain certain levels of service.

(2) New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On April 1, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which provides the Company with an option to first assess qualitative factors in determining whether an event or circumstance exists which leads to a more likely than not determination that the fair value of a reporting unit is less than its carrying amount. If the Company determines based on qualitative factors it is more likely than not the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not necessary. The Company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The adoption of the ASU did not have an effect on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting pronouncements that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

(3) Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (“FIFO”) method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventory write-downs during the six months ended September 30, 2012 and 2011 were insignificant. Inventories are comprised of the following (in thousands):

	September 30, 2012	March 31, 2012
Raw materials – paper	$8,374	$13,106
Finished product — paper, production and distribution costs of future issues	3,726	3,927
Total inventory	$12,100	$17,033

(4) Goodwill and Other Identified Intangible Assets

As of September 30, 2012 and March 31, 2012, the Company had goodwill with a carrying value of $234.2 million and other identified intangible assets not subject to amortization with carrying values of $273.3 million and $271.6 million, respectively. Other identified intangible assets not subject to amortization consist of tradenames with indefinite lives.

Identified intangible assets with finite lives subject to amortization consist of the following at September 30, 2012 and March 31, 2012 (in thousands):

		September 30, 2012			March 31, 2012
	Range of Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames	8 - 27	$10,610	$(4,299)	$6,311	$10,610	$(4,078)	$6,532
Subscriber lists	3 - 15	32,702	(29,237)	3,465	32,702	(28,146)	4,556
Customer relationships	5 - 10	2,300	(606)	1,694	2,300	(420)	1,880
Other intangible assets	3	2,074	(578)	1,496	954	(318)	636
		$47,686	$(34,720)	$12,966	$46,566	$(32,962)	$13,604

Amortization expense of intangible assets was $1.8 million and $1.5 million during the six months ended September 30, 2012 and 2011, respectively. Based on the carrying value of identified intangible assets recorded at September 30, 2012, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2013	$2,119
2014	3,827
2015	1,361
2016	807
2017	534
Thereafter	4,318
$12,966

The gross carrying amount and accumulated impairment losses of goodwill, as of September 30, 2012 and March 31, 2012, by reportable segment are as follows (in thousands):

	Celebrity Brands	Women's Active Lifestyle Group	Men's Active Lifestyle Group	Corporate and Other	Total
Goodwill	$428,518	$84,905	$112,296	$20,136	$645,855
Accumulated impairment losses	(261,794)	(62,841)	(75,901)	(11,075)	(411,611)
Goodwill, net of impairment losses	$166,724	$22,064	$36,395	$9,061	$234,244

The Company did not record an impairment charge during the six months ended September 30, 2012 or 2011. The Company will continue to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company’s unaudited condensed consolidated balance sheet and impairment charges to the Company’s goodwill or other identified intangible assets in future periods could be material to the Company’s unaudited condensed consolidated statement of income (loss).

(5) Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires the Company to disclose the fair value of financial instruments that are not measured at fair value in the unaudited condensed consolidated balance sheets. The fair value of the Company’s financial instruments has been estimated primarily by using inputs, other than quoted prices in active markets that are observable either directly or indirectly. However, the use of different market assumptions or methods of valuation could result in different fair values.

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

		September 30, 2012		March 31, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
First Lien Notes	Level 2	$365,000	$346,750	$365,000	$326,675
Second Lien Notes	Level 2	104,889	97,023	104,889	79,191
Revolving Credit Facility	Level 2	7,000	6,563	7,000	5,810
Redeemable Financial Instrument	Level 3	5,402	5,064	—	—

The fair value of the First Lien Notes, the Second Lien Notes and the Revolving Credit Facility is estimated using quoted market prices for the same or similar issues. The fair value of the Redeemable Financial Instrument is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), established a three-tier fair value hierarchy, which prioritizes the use of inputs used in measuring fair value as follows:

Level 1    Observable inputs such as quoted prices in active markets for identical assets and liabilities;
Level 2    Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3    Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

As of September 30, 2012 and March 31, 2012, the Company did not have financial assets or liabilities that would require measurement on a recurring basis, based on the guidance in ASC 820. The carrying amount for cash and cash equivalents, trade receivable, accounts payable and accrued expenses approximates fair value, due to the short nature of these items.

In addition, the Company may be required to record non-financial assets and liabilities at fair value on a nonrecurring basis. The Company was not required to record any non-financial assets and liabilities at fair value during the six months ended September 30, 2012.

(6) Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million less outstanding letters of credits.

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%, and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) based on LIBOR, in each case plus a margin. The weighted-average effective interest rate under the 2010 Revolving Credit Facility was 8.25% as of September 30, 2012 and March 31, 2012.

In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during the six months ended September 30, 2012 and 2011 were insignificant.

During the six months ended September 30, 2012, the Company borrowed $32.5 million and repaid $32.5 million under the 2010 Revolving Credit Facility. At September 30, 2012, we have available borrowing capacity of $28.6 million after considering the $7.0 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance of the 2010 Revolving Credit Facility of $7.0 million on September 30, 2012 is included in non-current liabilities in the unaudited condensed consolidated balance sheets, as the outstanding balance is not due until December 2015.

The 2010 Revolving Credit Facility includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include a financial maintenance covenant comprised of a first lien leverage ratio. The 2010 Revolving Credit Facility also contains certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. With respect to the dividend restrictions, the 2010 Revolving Credit Facility includes a cap on the total amount of cash available for distribution to our common stockholders.

As of September 30, 2012, the Company was in compliance with its covenants under the 2010 Revolving Credit Facility.

Although there can be no assurances, management believes that, based on current projections (including projected borrowings and repayments under the 2010 Revolving Credit Facility), its operating results for fiscal 2013 will be sufficient to satisfy the first lien leverage ratio financial covenant under the 2010 Revolving Credit Facility. The Company’s ability to satisfy such financial covenant is dependent on its business performing in accordance with its projections.  If the performance of the Company’s business deviates significantly from its projections, the Company may not be able to satisfy such financial covenant.  Its projections are subject to a number of factors, many of which are events beyond its control, which could cause its actual results to differ materially from its projections. If the Company does not comply with its financial covenant, the Company will be in default under the 2010 Revolving Credit Facility.

The indebtedness under the 2010 Revolving Credit Facility is guaranteed by certain of the domestic subsidiaries of the Company and is secured by liens on substantially all of the assets of the Company and certain of its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, certain of the Company's existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its existing or subsequently acquired or organized foreign subsidiaries.

(7) Senior Secured Notes

In December 2010, we issued (i) $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum and mature in December 2017 (the “First Lien Notes”), and (ii) $104.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum and mature in June 2018 (the “Second Lien Notes”). The First Lien Notes and the Second Lien Notes are referred to herein collectively as the Senior Secured Notes. Interest on the First Lien Notes and the Second Lien Notes is payable semi-annually on June 15 and December 15 of each year and is computed on the basis of a 360 day year comprised of twelve 30 day months.

The First Lien Notes are guaranteed on a first lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility. The First Lien Notes and the guarantees thereof are secured by a first-priority lien on substantially all of our assets (subject to certain permitted liens and exceptions), pari passu with the liens granted under our 2010 Revolving Credit Facility, provided that in the event of a foreclosure on the collateral or of insolvency proceedings, obligations under our 2010 Revolving Credit Facility will be repaid in full with proceeds from the collateral prior to the obligations under the First Lien Notes.

The Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility and the First Lien Notes. The Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all of our assets (subject to certain permitted liens and exceptions).

Under the First Lien Notes Indenture, the Company has the option to redeem the First Lien Notes as follows: (a) at any time prior to December 15, 2013, the Company is permitted to redeem up to 35% of the original principal amount of the First Lien Notes with the net cash proceeds of one or more equity offerings (as defined) at a redemption price of 111.5%, plus accrued and unpaid interest through the redemption date; (b) at any time prior to December 15, 2013, the Company may redeem all or part of the First Lien Notes, at a redemption price equal to 100%, plus an applicable premium (as defined) and accrued and unpaid interest through redemption date; (c) during any 12-month period prior to December 15, 2013, the Company is entitled to redeem up to 10% of the aggregate principal amount of the First Lien Notes at a redemption price equal to 103.0%, plus accrued and unpaid interest through the redemption date; (d) on or after December 15, 2013, the Company may redeem the First Lien Notes, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest and additional interest thereon, if any, through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

Year	Percentage
2013	108.625%
2014	105.75%
2015	102.875%
2016 and thereafter	100%

During the three months ended June 2011, the Company redeemed $20.0 million in aggregate principal amount of the First Lien Notes at a redemption price equal to 103.0% of the aggregate principal amount thereof, plus accrued and unpaid interest.

Under the Second Lien Notes Indenture, the Company has the option to redeem the Second Lien Notes as follows: (a) at any time prior to December 15, 2013, the Company is permitted to redeem up to 35% of the original principal amount of the Second Lien Notes with the net cash proceeds of one or more equity offerings (as defined) at a redemption price of 113.5%, plus accrued and unpaid interest through the redemption date; (b) at any time prior to December 15, 2013, the Company may redeem all or a part of the Second Lien Notes, at a redemption price equal to 100%, plus an applicable premium (as defined) and accrued and unpaid interest through the redemption date; (c) on or after December 15, 2013, the Company may redeem the Second Lien Notes, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest and additional interest thereon, if any, through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

Year	Percentage
2013	110.125%
2014	106.75%
2015	103.375%
2016 and thereafter	100%

As of September 30, 2012, the Company’s total principal amount of senior secured notes was approximately $469.9 million, consisting of $365.0 million principal amount of First Lien Notes and $104.9 million principal amount of Second Lien Notes.

The indentures governing the Senior Secured Notes contain certain affirmative covenants, negative covenants and events of default. For example, the indentures governing the Senior Secured Notes contain covenants that limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the First Lien Notes and Second Lien Notes Indentures impose certain requirements as to future subsidiary guarantors.

As of September 30, 2012, the Company was in compliance with all of the covenants under the indentures governing the Senior Secured Notes.

Registration Rights Agreement

In connection with the issuance of the First Lien Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the holders and the guarantors of the First Lien Notes, which, among other things, requires the Company to file an exchange offer registration statement with the Securities and Exchange Commission (the “SEC”). Pursuant to the exchange offer registration statement, the Company is required to offer to exchange (the "Exchange Offer") up to $365.0 million of the 11.5% senior notes due December 2017 (the “Exchange Notes”), which will be registered under the Securities Act of 1933, as amended (the “Securities Act”), for up to $365.0 million of our First Lien Notes, which we issued in December 2010.

The terms of the Exchange Notes will be identical to the terms of the First Lien Notes, except that the transfer restrictions, registration rights and additional interest provisions relating to the First Lien Notes will not apply to the Exchange Notes.

The Company is required to commence the Exchange Offer once the exchange offer registration statement is declared effective by the SEC and use commercially reasonable efforts to complete the Exchange Offer no later than February 24, 2012. Since the Exchange Offer was not completed by February 24, 2012, a registration default has occurred and is continuing (the “Registration Default”) and the interest on the First Lien Notes is subject to increase by (a) 0.25% per annum for the 90 days in the period from February 24, 2012 to May 24, 2012, (b) 0.50% per annum for the 90 days in the period from May 25, 2012 to August 24, 2012, (c) 0.75% per annum for the 90 days in the period from August 25, 2012 to November 24, 2012 and (d) 1.0% per annum from November 25, 2012 until the date the Registration Default is cured. The Registration Default does not impact our compliance with the indentures governing the First Lien Notes and the Second Lien Notes or the 2010 Revolving Credit Facility.

On August 22, 2012, the Company filed a Registration Statement with the SEC. On October 19, 2012, the Registration Statement, as amended, (the "Exchange Offer Registration Statement") was declared effective by the SEC and the Company commenced the Exchange Offer for the First Lien Notes. The Registration Default will be cured upon the completion of the Exchange Offer, which is currently scheduled to expire at 5:00 p.m., New York time, on November 19, 2012, unless extended by the Company. As of September 30, 2012, the Company has incurred approximately $1.0 million in additional interest on the First Lien Notes due to the Registration Default for the period from February 24, 2012 through September 30, 2012. Assuming the exchange offer is completed by November 20, 2012, the Company will have incurred approximately $1.3 million in total additional interest due to the Registration Default.

(8) Related Party Transactions

Certain of the Company’s stockholders hold significant equity interests in Vertis, Inc. (“Vertis”). Vertis performed significant portions of the Company’s Celebrity Brands pre-press operations until November 2011. Purchases of these services from Vertis totaled $1.2 million during the six months ended September 30, 2011. Vertis has not performed services to the Company during the six months ended September 30, 2012 and has no outstanding payables to Vertis at September 30, 2012.

(9) Investments in Joint Ventures and Redeemable Noncontrolling Interest

Mr. Olympia, LLC

In April 2005, the Company entered into a limited liability company agreement to form a joint venture, Mr. Olympia, LLC (“Olympia”), to manage and promote the Mr. Olympia fitness events. In September 2011, the Company and the other limited liability company member entered into an amendment to the limited liability company agreement (the "Amendment"), which among things, extended the time period that the Company could be required to purchase all of the limited liability company units, from the other member, from April 2015 to October 2019, for a fixed price of $3.0 million cash (the "Olympia Put Option"). The Amendment also extended the time period that the Company could require the other limited liability company member to sell to the Company all of its limited liability company units from April 2015 to April 2020, for $3.0 million cash (the “Olympia Call Option”) .

In April 2005, the other limited liability company member licensed certain trademarks related to the Mr. Olympia fitness events (collectively, the “Olympia Trademarks”) to Olympia for $3.0 million, payable by the Company over a 10 year period (the “License Fee”). Upon the exercise of the Olympia Put Option or the Olympia Call Option, the ownership of the Olympia Trademarks will be transferred to Olympia and the outstanding portion of the License Fee will be due and payable upon such exercise. If the Olympia Put Option or the Olympia Call Option is not exercised, then Olympia will retain the license to the Olympia Trademarks in perpetuity upon final payment of the License Fee.

The Company has a variable interest in the Olympia joint venture, a variable interest entity. The Olympia joint venture is deemed a variable interest entity because there is insufficient equity investment at risk. The Company concluded it is the primary beneficiary because the holder of the Olympia Put Option has the ability to cause the Company to absorb the potential losses of the joint venture and the Company controls the activities that most significantly impact the economic performance of Olympia. As a result, the Company accounts for the Olympia joint venture as a consolidated subsidiary.

The License Fee has been recorded as other identified intangibles and the remaining payable of $0.3 million, as of September 30, 2012, is reflected in accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet.

The Company follows the accounting for noncontrolling interest in equity that are redeemable at terms other than fair value. Accordingly, the Company has reflected the noncontrolling interests’ equity within temporary equity for the Olympia joint venture as the Olympia joint venture’s securities are currently redeemable pursuant to the terms of the Olympia Put Option. As a result, the Company has recorded the Olympia Put Option, at a minimum, equal to the maximum redemption amount as “Redeemable noncontrolling interest” in the accompanying unaudited condensed consolidated balance sheets.

Olympia’s net income during the three and six months ended September 30, 2012 and 2011 was $0.8 million and $0.5 million, respectively.

Radar Online, LLC

In October 2008, the Company entered into a limited liability company agreement to form Radar Online, LLC, a joint venture ("Radar"), to manage RadarOnline.com, a website focusing on celebrity and entertainment news. Though the Company owns 50% of Radar and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Radar using the equity method. The operating results of Radar were insignificant to the Company’s unaudited condensed consolidated financial statements for the three and six months ended September 30, 2012 and 2011. The management fees receivable from Radar totaled $2.2 million as of September 30, 2012 and March 31, 2012. The management fees are fully reserved due to Radar's inability to pay the management fees at this time and revenues have not been recognized during the six months ended September 30, 2012 and 2011 related to those management fees.

Odyssey Magazine Publishing Group, Inc. (formerly known as Odyssey Magazine Publishing Group, LLC)

In June 2011, the Company entered into a limited liability company agreement to form a joint venture, Odyssey Magazine Publishing Group, LLC (“Odyssey”). Odyssey was initially capitalized by the Company and the other limited liability company member (the “LLC Member”) with a total of $23.0 million in cash and each of the Company and the LLC Member received an initial 50% ownership in Odyssey. In connection with the formation of Odyssey, the Company and the LLC Member entered into a management services agreement (the “Management Services Agreement”) in June 2011. Pursuant to the Management Services Agreement, the Company is responsible for the day-to-day operations and management of Odyssey.

The LLC Member of Odyssey had a put right (the “Odyssey Put Option”) that could have been exercised at any time by delivering notice to the Company that it should promptly purchase all of the LLC Member’s units. The Odyssey Put Option, which related to all of the membership interests in the limited liability company owned by the LLC Member, provided that the cash consideration to be paid for their interests be at a price equal to the LLC Member’s aggregate capital contribution less any distributions received. As of March 31, 2012, the Odyssey Put Option equaled $12.5 million and is reflected as Redeemable Noncontrolling Interest in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2012. Through March 31, 2012, the Company had a variable interest in the Odyssey joint venture, a variable interest entity. The Odyssey joint venture was deemed a variable interest entity because there was insufficient equity investment at risk. The Company concluded it was the primary beneficiary because the holder of the Odyssey Put Option had the ability to cause the Company to absorb the potential losses of the joint venture and the Company controlled the activities that most significantly impacted the economic performance of Odyssey. As a result, the Company accounted for the Odyssey joint venture as a consolidated subsidiary.

On April 1, 2012, pursuant to the exercise of the Odyssey Put Option by the LLC Member, the Company and the LLC Member entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”) wherein the Company was required to purchase all of the LLC Member’s interest in Odyssey for approximately $13.3 million, payable on a quarterly basis over a two year period. Concurrent with the execution of the Membership Interest Purchase Agreement, the Company made the first payment of approximately $5.0 million and in June 2012 made the second payment of approximately $1.1 million. The Membership Interest Purchase Agreement contained certain events of acceleration, including but not limited to failure by the Company to make a scheduled quarterly payment, which would allow the LLC Member to declare the remaining unpaid purchase price immediately due and payable. In connection with the Membership Interest Purchase Agreement, the Company and the LLC Member entered into an amendment to the limited liability company agreement, which among other things, provided the Company with the right to receive 100% of the net income (loss) of Odyssey and provided the Company with the obligation to fund 100% of future capital requirements, if any.

Effective April 1, 2012, Odyssey was no longer deemed a variable interest entity. However, the Company continues to consolidate Odyssey based on the Company’s control of Odyssey and the right to receive 100% of the net income (loss) of Odyssey, the obligation to provide all required capital contributions to Odyssey and the obligation to purchase all of the LLC’s member interest in Odyssey. In addition, as of April 1, 2012, the Company has accounted for the Membership Interest Purchase Agreement as a mandatorily redeemable financial instrument and the future obligation has been reflected as a liability as the Company has an unconditional obligation to pay a fixed amount, in cash, on specified dates.

In August 2012, Odyssey was converted from a limited liability company to a corporation (the “Conversion”) and changed its name to Odyssey Magazine Publishing Group, Inc. (“Odyssey Corporation”). Upon the Conversion, Odyssey Corporation was authorized to issue 1,000 shares of $0.0001 par value common stock (the “Common Stock”) and 1,000 shares of $0.0001 par value preferred stock designated as Series A preferred stock (the “Series A Preferred Stock”). The Series A Preferred Stock, among other rights, ranks senior and prior to the shares of Common Stock upon the distribution of assets upon a liquidation, dissolution or winding up of Odyssey Corporation, is not redeemable, is non-transferable, except in accordance with the preferred stock purchase agreement described below, and has no voting rights. Concurrent with the Conversion, the membership interest of each the Company and the LLC Member in Odyssey was canceled and converted into (i) for the Company, 1,000 shares of Common Stock and 731 shares of Series A Preferred Stock in Odyssey Corporation, and (ii) for the LLC Member, 269 shares of Series A Preferred Stock in Odyssey Corporation.

In connection with the Conversion, the Company and the LLC Member entered into a preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) wherein the Company will purchase the LLC Member’s shares of Series A Preferred Stock in Odyssey Corporation for approximately $7.2 million, payable on a quarterly basis through March 31, 2014. In accordance with the Preferred Stock Purchase Agreement, the Membership Interest Purchase Agreement and the limited liability company agreement, including any amendments thereto, were terminated. All other terms of the Preferred Stock Purchase Agreement are substantially the same as the Membership Interest Purchase Agreement. In September 2012, the Company paid approximately $1.1 million and the remaining discounted obligation under the Preferred Stock Purchase Agreement is reflected as redeemable financial instrument on the unaudited condensed consolidated balance sheet. The remaining undiscounted obligation of $6.1 million will be paid as follows: $4.1 million during the remainder of fiscal 2013 and $1.9 million during fiscal 2014.

(10) Litigation

On March 10, 2009, Anderson News, L.L.C. and Anderson Services, L.L.C., magazine wholesalers (collectively, “Anderson”), filed a lawsuit against the Company, DSI, and various magazine publishers, wholesalers and distributors in the Federal District Court for the Southern District of New York (the “Anderson Action”). Anderson's complaint alleged that the defendants violated Section 1 of the Sherman Act by engaging in a purported industry-wide conspiracy to boycott Anderson and drive it out of business. Plaintiffs also purported to assert claims for defamation, tortious interference with contract, and civil conspiracy. The complaint did not specify the amount of damages sought. On August 2, 2010, the District Court dismissed the action in its entirety with prejudice and without leave to replead and, on October 25, 2010, denied Anderson's motion for reconsideration of the dismissal decision. Anderson appealed the District Court's decisions.

On April 3, 2012, the Second Circuit issued a decision reversing the dismissal of the lawsuit and reinstating the antitrust and state law claims (except the defamation claim, which Anderson withdrew). The Company, DSI and the other defendants filed a petition with the Second Circuit asking that the panel that issued the April 3rd decision reconsider that decision or, alternatively, that the appeal be reheard en banc by the entire Second Circuit. That petition was denied, as was a request to stay further proceedings pending the filing of and a decision on a petition for certiorari with the United States Supreme Court. On October 9, 2012, a petition for certiorari was filed by the Company, DSI and the other defendants seeking review of the Second Circuit's decision by the United States Supreme Court. The case will still proceed in the District Court, which has entered a case management plan and scheduling order on October 12, 2012 that calls for all fact discovery to be completed by July 12, 2013 and expert discovery to be completed by November 4, 2013.

Anderson is in chapter 11 bankruptcy proceedings in Delaware bankruptcy court. On June 11, 2010, AMI filed a proof of claim in that proceeding for $5.6 million, but Anderson claims to have no assets to pay unsecured creditors like AMI. An independent court-appointed examiner has identified claims that Anderson could assert against Anderson insiders in excess of $270.0 million.

In an order of the Delaware bankruptcy court, entered on November 14, 2011, AMI and four other creditors (the “Creditors”), which also are defendants in the Anderson Action, were granted the right to file lawsuits against Anderson insiders asserting Anderson's claims identified by the examiner. The Creditors' retention of counsel to pursue the claims on a contingency fee basis was also approved. On November 14, 2011 pursuant to this order, a complaint was filed against ten defendants and discovery is now proceeding in the Delaware bankruptcy court.

While it is not possible to predict the outcome of the Anderson Action or to estimate the impact on the Company of a final judgment against the Company and DSI (if that were to occur), the Company and DSI will continue to vigorously defend the case.

In addition, because the focus of some of our publications often involves celebrities and controversial subjects, the risk of defamation or invasion of privacy litigation exists. Our experience indicates that the claims for damages made in such lawsuits are usually inflated and the lawsuits are usually defensible and, in any event, any reasonably foreseeable material liability or settlement would likely be covered by insurance. We also periodically evaluate and assess the risks and uncertainties associated with such litigation disregarding the existence of insurance that would cover liability for such litigation. At present, in the opinion of management, after consultation with outside legal counsel, the liability resulting from such litigation, even if insurance was not available, is not expected to have a material effect on our unaudited condensed consolidated financial statements.

(11) Acquisitions

Soap Opera Digest

In July 2012, the Company acquired Soap Opera Digest magazine pursuant to a purchase agreement for one U.S. dollar plus the assumption of certain liabilities. The Company had previously been operating Soap Opera Digest magazine under a licensing agreement since April 2011 and the results of operations have been included in the unaudited condensed consolidated financial statements since April 2011. The Company has accounted for this transaction using the acquisition method of accounting. The acquisition related expenses incurred during the three months ended September 2012 were not significant and are included in selling, general and administrative expenses in the unaudited condensed consolidated financial statements.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed (in thousands):

Total acquisition price - cash paid	$0
Allocation of the acquisition price:
Identifiable intangible assets	1,649
Deferred revenue	(1,567)
Other assumed liabilities	(82)
Fair value of net assets acquired	$0

The acquisition of Soap Opera Digest magazine is not material to the Company's operations; therefore pro forma financial information has not been presented.

OK! Weekly

In June 2011, Odyssey acquired OK! Weekly magazine pursuant to a purchase agreement for $23.0 million. Since the Company consolidates the accounts of Odyssey, the acquisition of OK! Weekly by Odyssey is included in the accompanying unaudited condensed consolidated financial statements and has been accounted for, by Odyssey, using the acquisition method of accounting. The results of operations of the acquisition have been included in the accompanying unaudited condensed consolidated financial statements since June 22, 2011, the date of acquisition. The acquisition related expenses incurred in the first fiscal quarter of 2012 were not significant and are included in selling, general and administrative expenses in the unaudited condensed consolidated financial statements.

For the three and six months ended September 30, 2011, the reported revenue was $8.1 million and $8.9 million, respectively, and the operating loss was $1.0 million and $0.9 million, respectively, which is included in the accompanying financial statements.

Supplemental Pro Forma Data

The following unaudited pro forma information gives effect to the OK! Weekly acquisition that was completed in June 2011 as if it had occurred on April 1, 2011. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on April 1, 2011. Such information for the six months ended September 30, 2011 is based on historical financial information with respect to the acquisition and does not include operations or other changes which might have been effected by the Company.

Six Months Ended
(in thousands)	September 30, 2011
Operating Revenues	$202,720
Net Income	$1,834

(12) Business Segment Information

The Company has five reporting segments: Celebrity Brands, Women’s Active Lifestyle, Men’s Active Lifestyle, Publishing Services and Corporate and Other. The operating segments are based on each having the following characteristics: the operating segments engage in similar business activities from which it earns revenues and incurs expenses; the operating results are regularly reviewed by the chief operating decision maker (the "CODM") and there is discrete financial information. The Company does not aggregate any of its operating segments.

The Celebrity Brands segment includes National Enquirer, Star, OK! Weekly, Globe, National Examiner, Soap Opera Digest and Country Weekly.

The Women’s Active Lifestyle segment includes Shape, Fit Pregnancy and Natural Health.

The Men’s Active Lifestyle segment includes Muscle & Fitness, Men’s Fitness, Flex and Muscle & Fitness Hers.

The Publishing Services segment includes DSI, an in-store magazine sales and merchandising marketing company doing business in the U.S. and Canada. DSI places and monitors the Company’s publications and third-party publications to ensure proper displays in major retail chains and national and regional supermarket chains. DSI also provides marketing, merchandising and information gathering services to third parties including non-magazine clients. Publishing Services also provides print and digital advertising sales and strategic management direction in the following areas: manufacturing, subscription circulation, logistics, event marketing and full back office financial functions.  Playboy is one of many publishers who have taken advantage of these additional services.

The Corporate and Other segment includes international licensing, photo syndication to third parties, and corporate overhead. Corporate overhead expenses are not allocated to other segments and include production, circulation, executive staff, information technology, accounting, legal, human resources and administration department costs.

The Company’s accounting policies are the same for all reportable segments. For a further description of the Company’s significant accounting policies, see Note 1 to the consolidated financial statements included in the Exchange Offer Registration Statement.

Segment Data

The following table presents the operating results in the Company’s five reporting segments for the three and six months ended September 30, 2012 and 2011, respectively, and the assets employed as of September 30, 2012 and March 31, 2012. The information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Operating revenues
Celebrity Brands	$55,595	$62,492	$109,630	$115,661
Women's Active Lifestyle Group	12,696	17,034	26,887	36,493
Men's Active Lifestyle Group	17,069	17,731	31,067	32,273
Publishing Services	6,499	7,879	12,769	14,885
Corporate and Other (1)	—	1,526	526	2,269
Unallocated corporate (eliminations) (2)	(1,973)	(1,728)	(3,769)	(3,453)
Total operating revenue	$89,886	$104,934	$177,110	$198,128

Operating income (loss)
Celebrity Brands	$20,180	$17,975	$36,981	$34,355
Women's Active Lifestyle Group	786	4,063	3,090	9,042
Men's Active Lifestyle Group	5,193	5,637	9,099	9,996
Publishing Services	985	1,120	1,694	1,675
Corporate and Other (1)	(14,091)	(10,213)	(25,021)	(21,544)
Total operating income	$13,053	$18,582	$25,843	$33,524

Depreciation and amortization
Celebrity Brands	$759	$811	$1,546	$1,467
Women's Active Lifestyle Group	76	—	129	—
Men's Active Lifestyle Group	79	12	137	24
Publishing Services	167	343	390	683
Corporate and Other (1)	1,406	831	2,586	1,553
Total depreciation and amortization	$2,487	$1,997	$4,788	$3,727

Amortization of deferred rack costs
Celebrity Brands	$1,936	$2,647	$4,389	$4,823
Women's Active Lifestyle Group	83	50	159	156
Men's Active Lifestyle Group	7	4	17	7
Publishing Services	—	—	—	—
Corporate and Other (1)	(7)	—	—	—
Total amortization of deferred rack costs	$2,019	$2,701	$4,565	$4,986

Total Assets	September 30, 2012	March 31, 2012
Celebrity Brands	$385,115	$395,215
Women's Active Lifestyle Group	73,205	76,192
Men's Active Lifestyle Group	117,937	115,788
Publishing Services	8,154	7,223
Corporate and Other (3)	48,394	57,230
Total assets	$632,805	$651,648

(1)
For the three months ended September 30, 2012 and 2011, the Corporate and Other segment includes income tax (benefit) and provision of $0.5 million and $0.6 million, interest expense of $15.1 million and $14.6 million and amortization of deferred debt costs of $0.4 million and $0.4 million, respectively. For the six months ended September 30, 2012 and 2011, the Corporate and Other segment includes income tax (benefit) and provision of $1.4 million and $0.4 million, interest expenses of $29.8 million and $29.4 million and amortization of deferred debt costs of $0.7 million and $0.9 million, respectively.

(2)	This amount represents revenues from intersegment transactions primarily with the Publishing Services segment.

(3)	Amounts are primarily comprised of inventories, prepaid expenses, property and equipment, deferred debt costs and certain other assets.

Geographic Data

The Company operates principally in two geographic areas, the United States of America and Europe (primarily the United Kingdom). There were no significant transfers between geographic areas during these periods. The following table presents revenue by geographical area for the three and six months ended September 30, 2012 and 2011 and all identifiable assets related to the operations in each geographic area as of September 30, 2012 and March 31, 2012:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Operating revenues:
United States of America	$86,916	$101,755	$170,668	$191,307
Europe	2,970	3,179	6,442	6,821
Total operating revenues	$89,886	$104,934	$177,110	$198,128

(in thousands)	September 30, 2012	March 31, 2012
Assets:
United States of America	$623,840	$641,754
Europe	8,965	9,894
Total assets	$632,805	$651,648

(13) Supplemental Condensed Consolidating Financial Information

The following tables present unaudited condensed consolidating financial statements of (a) the parent company, American Media, Inc., as issuer of the Senior Secured Notes, (b) on a combined basis, the subsidiary guarantors of the Senior Secured Notes, and (c) on a combined basis, the subsidiaries that are not guarantors of the Senior Secured Notes. Separate financial statements of the subsidiary guarantors are not presented because the parent company owns all outstanding voting stock of each of the subsidiary guarantors and the guarantee by each subsidiary guarantor is full and unconditional and joint and several. As a result and in accordance with Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company includes the following:

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2012
(in thousands)

ASSETS	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,496	$3,053	$—	$6,549
Trade receivables, net	—	34,703	2,008	—	36,711
Inventories	—	11,554	546	—	12,100
Prepaid expenses and other current assets	—	23,989	1,768	(5,487)	20,270
Total current assets	—	73,742	7,375	(5,487)	75,630
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	4,008	—	—	4,008
Furniture, fixtures and equipment	—	39,683	685	—	40,368
Less – accumulated depreciation	—	(27,074)	(505)	—	(27,579)
Total property and equipment, net	—	16,617	180	—	16,797
OTHER ASSETS:
Deferred debt costs, net	10,526	—	—	—	10,526
Deferred rack costs, net	—	7,741	—	—	7,741
Other long-term assets	—	1,632	—	—	1,632
Investment in subsidiaries	555,451	(180)	—	(555,271)	—
Total other assets	565,977	9,193	—	(555,271)	19,899
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	229,734	4,510	—	234,244
Other identified intangibles, net	—	280,235	6,000	—	286,235
Total goodwill and other identified intangible assets	—	509,969	10,510	—	520,479
TOTAL ASSETS	$565,977	$609,521	$18,065	$(560,758)	$632,805
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$16,717	$737	$—	$17,454
Accrued expenses and other liabilities	—	(2,929)	6,646	20,988	24,705
Accrued interest	17,529	—	—	—	17,529
Redeemable financial instruments	3,752	—	—	—	3,752
Deferred revenues	—	34,296	429	—	34,725
Total current liabilities	21,281	48,084	7,812	20,988	98,165
NON-CURRENT LIABILITIES:
Senior secured notes, net	469,889	—	—	—	469,889
Revolving credit facility	7,000	—	—	—	7,000
Redeemable financial instruments, less current portion	1,650	—	—	—	1,650
Other non-current liabilities	—	4,191	—	—	4,191
Deferred income taxes	—	99,974	46	(26,475)	73,545
Due (from) to affiliates	91,573	(95,705)	4,132	—	—
Total liabilities	591,393	56,544	11,990	(5,487)	654,440
Redeemable noncontrolling interest	—	—	3,781	—	3,781
STOCKHOLDER'S (DEFICIT) EQUITY:
Total stockholder's (deficit) equity	(25,416)	552,977	2,294	(555,271)	(25,416)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$565,977	$609,521	$18,065	$(560,758)	$632,805

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2012
(in thousands)

ASSETS	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,185	$2,041	$—	$5,226
Trade receivables, net	—	49,293	2,245	—	51,538
Inventories	—	16,527	506	—	17,033
Prepaid expenses and other current assets	—	24,287	848	(5,484)	19,651
Total current assets	—	93,292	5,640	(5,484)	93,448
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,991	—	—	3,991
Furniture, fixtures and equipment	—	36,012	613	—	36,625
Less – accumulated depreciation	—	(24,232)	(463)	—	(24,695)
Total property and equipment, net	—	15,771	150	—	15,921
OTHER ASSETS:
Deferred debt costs, net	11,222	—	—	—	11,222
Deferred rack costs, net	—	9,966	—	—	9,966
Other long-term assets	—	1,622	—	—	1,622
Investment in subsidiaries	535,305	(79)	—	(535,226)	—
Total other assets	546,527	11,509	—	(535,226)	22,810
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	229,734	4,510	—	234,244
Other identified intangibles, net	—	279,225	6,000	—	285,225
Total goodwill and other identified intangible assets	—	508,959	10,510	—	519,469
TOTAL ASSETS	$546,527	$629,531	$16,300	$(540,710)	$651,648
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$15,237	$923	$—	$16,160
Accrued expenses and other liabilities	—	13,610	5,776	10,153	29,539
Accrued interest	17,254	—	—	—	17,254
Redeemable financial instruments	—	—	—	—	—
Deferred revenues	—	36,740	734	—	37,474
Total current liabilities	17,254	65,587	7,433	10,153	100,427
NON-CURRENT LIABILITIES:
Senior secured notes, net	469,889	—	—	—	469,889
Revolving credit facility	7,000	—	—	—	7,000
Redeemable financial instruments, less current portion	—	—	—	—	—
Other non-current liabilities	—	4,367	—	—	4,367
Deferred income taxes	—	91,408	(75)	(15,639)	75,694
Due (from) to affiliates	73,733	(77,987)	4,254	—	—
Total liabilities	567,876	83,375	11,612	(5,486)	657,377
Redeemable noncontrolling interest	—	12,620	3,000	—	15,620
STOCKHOLDER'S (DEFICIT) EQUITY:
Total stockholder's (deficit) equity	(21,349)	533,536	1,688	(535,224)	(21,349)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$546,527	$629,531	$16,300	$(540,710)	$651,648

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$53,523	$1,236	$—	$54,759
Advertising	—	23,511	1,540	—	25,051
Other	—	5,931	4,145	—	10,076
Total operating revenues	—	82,965	6,921	—	89,886
OPERATING EXPENSES:
Editorial	—	9,554	423	—	9,977
Production	—	22,432	2,703	—	25,135
Distribution, circulation and other cost of sales	—	16,336	579	—	16,915
Selling, general and administrative	—	21,043	1,276	—	22,319
Depreciation and amortization	—	2,467	20	—	2,487
Total operating expenses	—	71,832	5,001	—	76,833
OPERATING INCOME	—	11,133	1,920	—	13,053
OTHER INCOME (EXPENSE):
Interest expense	(15,142)	—	—	—	(15,142)
Amortization of deferred debt costs	(355)	—	—	—	(355)
Other income (expense), net	—	20	—	—	20
Total other expense, net	(15,497)	20	—	—	(15,477)
LOSS (INCOME) BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(15,497)	11,153	1,920	—	(2,424)
(BENEFIT) PROVISION FOR INCOME TAXES	(6,335)	5,793	80	—	(462)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	6,419	290	—	(6,709)	—
NET (LOSS) INCOME	(2,743)	5,650	1,840	(6,709)	(1,962)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(781)	—	(781)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$(2,743)	$5,650	$1,059	$(6,709)	$(2,743)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(2,743)	$5,650	$1,840	$(6,709)	$(1,962)
Foreign currency translation adjustment	—	—	27	—	27
Comprehensive (loss) income	(2,743)	5,650	1,867	(6,709)	(1,935)
Less: comprehensive income attributable to the noncontrolling interest	—	—	(781)	—	(781)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,743)	$5,650	$1,086	$(6,709)	$(2,716)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$104,825	$2,562	$—	$107,387
Advertising	—	50,242	3,395	—	53,637
Other	—	11,586	4,500	—	16,086
Total operating revenues	—	166,653	10,457	—	177,110
OPERATING EXPENSES:
Editorial	—	20,245	861	—	21,106
Production	—	46,095	3,487	—	49,582
Distribution, circulation and other cost of sales	—	32,889	1,339	—	34,228
Selling, general and administrative	—	39,192	2,371	—	41,563
Depreciation and amortization	—	4,751	37	—	4,788
Total operating expenses	—	143,172	8,095	—	151,267
OPERATING INCOME	—	23,481	2,362	—	25,843
OTHER INCOME (EXPENSE):
Interest expense	(29,783)	—	—	—	(29,783)
Amortization of deferred debt costs	(696)	—	—	—	(696)
Other income (expense), net	—	(10)	—	—	(10)
Total other expense, net	(30,479)	(10)	—	—	(30,489)
LOSS (INCOME) BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(30,479)	23,471	2,362	—	(4,646)
(BENEFIT) PROVISION FOR INCOME TAXES	(11,896)	10,269	197	—	(1,430)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	14,586	611	—	(15,197)	—
NET (LOSS) INCOME	(3,997)	13,813	2,165	(15,197)	(3,216)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(781)	—	(781)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(3,997)	$13,813	$1,384	$(15,197)	$(3,997)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(3,997)	$13,813	$2,165	$(15,197)	$(3,216)
Foreign currency translation adjustment	—	—	(20)	—	(20)
Comprehensive (loss) income	(3,997)	13,813	2,145	(15,197)	(3,236)
Less: comprehensive income attributable to the noncontrolling interest	—	—	(781)	—	(781)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(3,997)	$13,813	$1,364	$(15,197)	$(4,017)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$57,731	$1,316	$—	$59,047
Advertising	—	32,112	1,577	—	33,689
Other	—	8,696	3,502	—	12,198
Total operating revenues	—	98,539	6,395	—	104,934
OPERATING EXPENSES:
Editorial	—	10,836	330	—	11,166
Production	—	28,749	2,601	—	31,350
Distribution, circulation and other cost of sales	—	20,991	617	—	21,608
Selling, general and administrative	—	19,053	1,178	—	20,231
Depreciation and amortization	—	1,985	12	—	1,997
Total operating expenses	—	81,614	4,738	—	86,352
OPERATING INCOME	—	16,925	1,657	—	18,582
OTHER INCOME (EXPENSE):
Interest expense	(14,640)	—	—	—	(14,640)
Amortization of deferred debt costs	(396)	—	—	—	(396)
Other income (expense), net	—	(78)	(300)	—	(378)
Total other expense, net	(15,036)	(78)	(300)	—	(15,414)
LOSS (INCOME) BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(15,036)	16,847	1,357	—	3,168
(BENEFIT) PROVISION FOR INCOME TAXES	(3,890)	4,427	112	—	649
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	13,614	262	—	(13,876)	—
NET INCOME (LOSS)	2,468	12,682	1,245	(13,876)	2,519
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	449	(500)	—	(51)
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$2,468	$13,131	$745	$(13,876)	$2,468
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET INCOME (LOSS)	$2,468	$12,682	$1,245	$(13,876)	$2,519
Foreign currency translation adjustment	—	—	71	—	71
Comprehensive income (loss)	2,468	12,682	1,316	(13,876)	2,590
Less: comprehensive loss (income) attributable to the noncontrolling interest	—	449	(500)	—	(51)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$2,468	$13,131	$816	$(13,876)	$2,539

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$109,704	$2,713	—	$112,417
Advertising	—	63,681	3,494	—	67,175
Other	—	14,706	3,830	—	18,536
Total operating revenues	—	188,091	10,037	—	198,128
OPERATING EXPENSES:
Editorial	—	21,314	667	—	21,981
Production	—	54,517	3,411	—	57,928
Distribution, circulation and other cost of sales	—	39,058	1,283	—	40,341
Selling, general and administrative	—	38,568	2,059	—	40,627
Depreciation and amortization	—	3,703	24	—	3,727
Total operating expenses	—	157,160	7,444	—	164,604
OPERATING INCOME	—	30,931	2,593	—	33,524
OTHER INCOME (EXPENSE):
Interest expense	(29,453)	14	—	—	(29,439)
Amortization of deferred debt costs	(929)	—	—	—	(929)
Other income (expense), net	—	(641)	(300)	—	(941)
Total other expense, net	(30,382)	(627)	(300)	—	(31,309)
LOSS (INCOME) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(30,382)	30,304	2,293	—	2,215
(BENEFIT) PROVISION FOR INCOME TAXES	(7,355)	7,400	393	—	438
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	24,753	917	—	(25,670)	—
NET INCOME (LOSS)	1,726	23,821	1,900	(25,670)	1,777
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	449	(500)	—	(51)
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$1,726	$24,270	$1,400	$(25,670)	$1,726
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET INCOME (LOSS)	$1,726	$23,821	$1,900	$(25,670)	$1,777
Foreign currency translation adjustment	—	—	73	—	73
Comprehensive income (loss)	1,726	23,821	1,973	(25,670)	1,850
Less: comprehensive income attributable to the noncontrolling interest	—	449	(500)	—	(51)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$1,726	$24,270	$1,473	$(25,670)	$1,799

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(22,522)	$35,136	$1,622	$(310)	$13,926
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(4,034)	—	—	(4,034)
Purchase of intangible assets	—	(1,120)	—	—	(1,120)
Proceeds from sale of assets	—	56	—	—	56
Investment in Radar	—	(100)	—	—	(100)
Other	—	—	(300)	—	(300)
Net cash used in investing activities	—	(5,198)	(300)	—	(5,498)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	32,500	—	—	—	32,500
Repayment to revolving credit facility	(32,500)	—	—	—	(32,500)
Payments to noncontrolling interest holders of Odyssey	(7,215)				(7,215)
Due to (from) affiliates	29,737	(29,737)	—	—	—
Dividends paid to parent	—	—	(310)	310	—
Net cash provided by (used in) financing activities	22,522	(29,737)	(310)	310	(7,215)
Effect of exchange rate changes on cash	—	110	—	—	110
Net increase in Cash and Cash Equivalents	—	311	1,012	—	1,323
Cash and Cash Equivalents, Beginning of Period	—	3,185	2,041	—	5,226
Cash and Cash Equivalents, End of Period	$—	$3,496	$3,053	$—	$6,549

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(5,695)	$13,232	$2,432	$(1,000)	$8,969
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(5,059)	—	—	(5,059)
Proceeds from sale of assets	—	63	—	—	63
Investment in Radar	—	(850)	—	—	(850)
Acquisition of OK! Magazine	—	(23,000)	—	—	(23,000)
Other	—	—	(300)	—	(300)
Net cash used in investing activities	—	(28,846)	(300)	—	(29,146)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	42,500	—	—	—	42,500
Repayments to revolving credit facility	(30,000)	—	—	—	(30,000)
Proceeds in Odyssey from noncontrolling interest holders	—	13,500	—	—	13,500
Senior secured notes redemption	(20,000)	—	—	—	(20,000)
Redemption premium payment	(600)	—	—	—	(600)
Due to (from) affiliates	13,795	(13,795)	—	—	—
Dividends paid to parent	—	—	(1,000)	1,000	—
Net cash provided by (used in) financing activities	5,695	(295)	(1,000)	1,000	5,400
Effect of exchange rate changes on cash	—	(220)	—	—	(220)
Net increase (decrease) in Cash and Cash Equivalents	—	(16,129)	1,132	—	(14,997)
Cash and Cash Equivalents, Beginning of Period	—	19,677	1,608	—	21,285
Cash and Cash Equivalents, End of Period	$—	$3,548	$2,740	$—	$6,288

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Exchange Offer Registration Statement and the unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in "Cautionary Statements Regarding Forward-Looking Information" and "Risk Factors" included in this Quarterly Report and the Exchange Offer Registration Statement. Our MD&A is presented in the following sections:

•	Executive Summary

•	Current Developments and Management Action Plans

•	Results of Operations

•	Operating Segment Results

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Off-Balance Sheet Financing

•	Application of Critical Accounting Estimates

•	Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY

We are a leading content centric media company specializing in the fields of celebrity journalism and active life style. Our well known brands include, but are not limited to, National Enquirer, Star, OK! Weekly, Globe, National Examiner, Shape, Fit Pregnancy, Natural Health, Men's Fitness, Muscle & Fitness and Flex. We distribute our content across multiple platforms including print, Internet, mobile, tablets and video. We circulate our print publications utilizing single copy and subscription sales using the U.S. Postal Service, national distributors, wholesalers and retailers. Total circulation of our print publications with a frequency of six or more times per year, were approximately 6.0 million copies per issue during the six months ended September 30, 2012.

Our operating revenue is derived from the sale of our media content through print and digital platforms (including Internet and mobile Internet), as well as from advertisements placed within those platforms. Our print circulation revenue represented approximately 61% of our operating revenue for the six months ended September 30, 2012 and single copy sales accounted for approximately 78% of the print circulation revenue with the remaining 22% coming from subscription sales. As of September 30, 2012, approximately 178,600, or 6% of our total paid subscription base is delivered digitally. Our print advertising revenue, generated by national advertisers represented approximately 28% of our operating revenue for the six months ended September 30, 2012. Digital advertising revenue, which includes online, mobile, tablets and video, represented 2% of operating revenue for the six months ended September 30, 2012.

Our primary operating expenses consist of production, distribution, circulation and editorial as well as selling, general and administrative. The largest components of our operating expenses are for production of our printed magazines, which includes costs for printing and paper. Distribution and circulation expenses primarily consist of postage and other costs associated with fulfilling subscriptions and newsstand transportation. Editorial expenses represent costs associated with manuscripts, photographs and related salaries.

Our financial performance depends, in large part, on varying conditions in the markets we serve. Demand in these markets tends to fluctuate in response to overall economic conditions and current events. Economic downturns in the markets we serve generally result in reductions in revenue as a result of lower consumer spending which can lead to a reduction in advertising revenue.

References to our second fiscal quarter (e.g. "second fiscal quarter of 2013") refer to our fiscal quarter ended September 30th of the applicable fiscal year. Each fiscal year ends on March 31st.

CURRENT DEVELOPMENTS AND MANAGEMENT ACTION PLANS

Current Developments

During the six months ended September 30, 2012, we continued our transformation into a content centric media group by expanding the availability of our print content through a number of different digital platforms (e.g. websites, mobile websites, digital applications and social media).

We continue to develop our Shape.com web site, our tablet editions of Shape magazine and the Shape wireless application protocol (“WAP”) site for all mobile platforms. We are partnering with other web sites such as Yahoo’s Shine and She Knows and leveraging social media such as Facebook, Twitter and Pinterest to further promote the Shape brand and distribute our content. Digital advertising revenue for Shape increased 29% over the six months ended September 30, 2011 and currently represents 13% of Shape’s total revenue. Accordingly, we believe the audiences’ continued response to the digital distribution of Shape content has been very positive.

We are looking to continue our innovation of single-subject, single-sponsored digital magazines or “digi-mags” for both Apple and Android operating systems. With the continued successes achieved in the digital distribution of Shape’s content, we continue to expand our digital distribution platform across our other well-known brands with the launch of “digi-mags” for Men’s Fitness, an e-commerce web site for Muscle & Fitness and building out our other web sites, as well as launching digital editions for all our brands on the Apple Newsstand, Zinio, Amazon Kindle, Barnes & Noble’s Nook and Google Newsstand. As of September 30, 2012, approximately 178,600, or 6% of our total paid subscription base is delivered digitally. Our digital delivery of 6% is estimated to be twice that of the anticipated industry level of 3%.

On August 22, 2012, the Company filed a Registration Statement with the Securities and Exchange Commission (the "SEC") to offer to exchange (the "Exchange Offer") up to $365.0 million of the 11.5% senior notes due December 2017 (the "Exchange Notes"), which were registered under the Securities Act of 1933, as amended (the "Securities Act"), for up to $365.0 million of our 11.5% first lien notes due December 2017 (the "First Lien Notes"), which we issued in December 2010. On October 19, 2012, the Registration Statement, as amended, (the "Exchange Offer Registration Statement") was declared effective by the SEC and the Company commenced the Exchange Offer for the First Lien Notes.

The Company has been in registration default since February 2012 and the interest on the First Lien Notes has increased by 0.25% per annum for each 90 day period, up to a maximum increase of 1.0% per annum until the registration default is cured. The registration default will be cured upon the completion of the Exchange Offer, which is currently scheduled to expire at 5:00 p.m., New York time, on November 19, 2012, unless extended by the Company. Assuming the Exchange Offer is completed by November 20, 2012, the Company will have incurred approximately $1.3 million in total additional interest due to the registration default.

See Liquidity and Capital Resources for further discussion regarding the First Lien Notes, the registration rights agreement and the registration default.

Management Action Plans for Revenue Enhancement and Cost Savings

During the six months ended September 30, 2012, we developed and implemented management action plans that we expect to result in revenue enhancements of $7.0 million and operating income of $2.7 million from the publishing of 22 additional pop iconic special issues in the Celebrity Segment. In addition to the revenue enhancements, we developed and implemented management action plans that we expect to result in $6.7 million of cost savings in fiscal year ended March 31, 2013 (the “2013 Management Action Plans”). The expense improvements were primarily in the manufacturing area related to print order reductions of approximately $5.2 million to increase our sale efficiency.

During fiscal year 2012, we developed and implemented management action plans aggregating $29.6 million of cost savings in fiscal year 2012 (the “2012 Management Action Plans”). The expense reductions were primarily in the production area related to the renegotiation and extension of our RR Donnelly printing contract, print order reductions to increase efficiencies for all of our publications, reduced book sizes to be comparable to our competitive set, reduced general and administrative and employee related expenses, as well as paper rate savings based on our in-house purchasing strategy. We will continue to receive cost savings from the 2012 Management Action Plans throughout fiscal year 2013 and beyond.

Reference to Management Action Plans refers to the 2013 Management Action Plans and the 2012 Management Action Plans, collectively.

RESULTS OF OPERATIONS

Three Months ended September 30, 2012 compared to the Three Months ended September 30, 2011

Operating Revenue

Our operating revenue is derived from distribution of our media content through print and digital platforms (including Internet and mobile Internet), as well as from advertisements placed within those platforms. Our print circulation revenue represented approximately 61% and 56% of our operating revenue during the three months ended September 30, 2012 and 2011, respectively. Single copy sales accounted for approximately 79% and 78% of such circulation revenue during the three months ended September 30, 2012 and 2011, respectively. The remainder of circulation revenues was from subscription sales.

Our advertising revenues are generated by national advertisers, including packaged goods, sports nutrition products, automotive, entertainment, pharmaceutical, sports apparel, beauty, cosmetics, fashion and direct response. Our print advertising revenues accounted for approximately 25% and 30% of our total operating revenues during the three months ended September 30, 2012 and 2011, respectively.

Total operating revenue decreased $15.0 million, or 14%, primarily due to a $8.6 million, or 26%, decrease in advertising revenue. Print circulation revenue decreased $4.3 million, or 7%, and other revenues decreased $2.1 million, or 17%. Our Celebrity Brands segment was down $6.9 million due to the continuing softness in the U.S. economy which impacts demand from consumers resulting in a decline in print circulation and advertising revenue of $1.3 million and $3.2 million, respectively. In addition, print circulation revenue declined approximately $2.2 million due to certain discontinued titles. Our Women’s Active Lifestyle segment was down $4.3 million due to reduced ad spending by beauty, packaged goods and pharmaceutical advertisers, primarily in Shape magazine. These print advertisers invested in the Olympics and we anticipate will be back in Shape in the fourth fiscal quarter of 2013. In addition, print circulation revenue decreased primarily due to the continuing softness in the U.S economy which impacts demand from consumers.

Operating Expenses

Our operating expenses consist of production, distribution, circulation, editorial and general and administrative. The largest components of our operating expenses consist of production (which includes printing and paper), distribution and circulation costs associated with fulfilling subscriptions and newsstand transportation. Editorial expense represents compensation and purchases for manuscripts, photographs and freelance reporters.

Total operating expenses decreased $9.5 million, or 11%, due to planned expense reductions in the following areas: $6.2 million in production, $4.7 million in distribution and circulation expenses and $1.2 million in editorial expenses. These decreases have been partially offset by an increase of $2.1 million in selling, general and administrative expenses, primarily attributable to a $1.3 million bad debt expense related to a single advertiser and our investment in digital as we implement our new digital strategy.

Operating expenses have decreased primarily due to the 2013 Management Action Plans implemented during the first fiscal quarter of 2013 which reduced expenses, primarily in the manufacturing area related to the renegotiation and extension of our RR Donnelly printing contract, print order efficiency plan, paper rate savings based on our in-house purchasing strategy, reduced book sizes and reduced employee related expenses.

Interest Expense

Interest expense increased $0.5 million, or 3%, primarily due to the increased interest rate on the First Lien Notes resulting from the registration default during the three months ended September 30, 2012.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs declined due to a decrease in costs subject to amortization during the three months ended September 30, 2012 as a result of the redemption of senior secured notes during the comparable period of our prior fiscal year.

Income Taxes

We recorded an income tax benefit of $0.5 million and a provision of $0.6 million during the three months ended September 30, 2012 and 2011, respectively. The increase in income tax benefit is due to the $5.6 million increase in net loss before income taxes.

Net Loss

The $4.5 million increase in net loss is primarily attributable to reduced operating income of $5.5 million, partially offset by the $1.1 million increase in income tax benefit. Operating income decreased due to the $15.0 million reduction in operating revenue, partially offset by the $9.5 million decrease in operating expenses, as discussed above.

Six Months ended September 30, 2012 compared to the Six Months ended September 30, 2011

Operating Revenue

Our operating revenue is derived from distribution of our media content through print and digital platforms (including Internet and mobile Internet), as well as from advertisements placed within those platforms. Our print circulation revenue represented approximately 61% and 57% of our operating revenue during the six months ended September 30, 2012 and 2011, respectively. Single copy sales accounted for approximately 78% and 77% of such circulation revenue during the six months ended September 30, 2012 and 2011, respectively. The remainder of circulation revenues was from subscription sales.

Our advertising revenues are generated by national advertisers, including packaged goods, sports nutrition products, automotive, entertainment, pharmaceutical, sports apparel, beauty, cosmetics, fashion and direct response. Our print advertising revenues accounted for approximately 28% and 34% of our total operating revenues during the six months ended September 30, 2012 and 2011, respectively.

Total operating revenue decreased $21.0 million, or 11%, primarily due to a $13.5 million, or 20%, decrease in advertising revenue. Print circulation revenue decreased $5.0 million, or 4%, and other revenues decreased $2.5 million, or 13%. Our Women’s Active Lifestyle segment was down $9.6 million, due to reduced ad spending by beauty, packaged goods and pharmaceutical advertisers, primarily in Shape magazine. These print advertisers invested in the Olympics and we anticipate they will be back in Shape in the fourth fiscal quarter of 2013. Our Celebrity Brands segment was down $6.0 million primarily due to the discontinuance of certain titles ($3.5 million) coupled with the decline of 9% in the consumer ad market, which caused reduced ad spending by automotive, packaged goods and beauty advertisers of $2.1 million.

Operating Expenses

Our operating expenses consist of production, distribution, circulation, editorial and general and administrative. The largest components of our operating expenses consist of production (which includes printing and paper), distribution and circulation costs associated with fulfilling subscriptions and newsstand transportation. Editorial expense represents compensation and purchases for manuscripts, photographs and freelance reporters.

Total operating expenses decreased $13.3 million, or 8%, due to planned expense reductions in the following areas: $8.3 million in production, $6.1 million in distribution and circulation and $0.9 million in editorial expenses. These decreases have been partially offset by an increase of $0.9 million in selling, general and administrative expenses due to the digital investment and $1.1 million in depreciation and amortization.

Operating expenses have decreased primarily due to the 2013 Management Action Plans implemented during the first fiscal quarter of 2013 which reduced expenses, primarily in the manufacturing area related to the renegotiation and extension of our RR Donnelly printing contract, print order efficiency plan, paper rate savings based on our in-house purchasing strategy, reduced book sizes and reduced employee related expenses.

Interest Expense

Interest expense increased $0.3 million, or 1%, primarily due to the increased interest rate on the First Lien Notes resulting from the registration default during the six months ended September 30, 2012, partially offset by a reduction in the outstanding balances under the revolving credit agreement and senior secured notes during the six months ended September 30, 2012 as compared to the same period of 2011.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs declined due to a decrease in costs subject to amortization during the six months ended September 30, 2012 as a result of the redemption of senior secured notes during fiscal year 2012.

Income Taxes

We recorded an income tax benefit of $1.4 million and an income tax provision of $0.4 million during the six months ended September 30, 2012 and 2011, respectively. The increase in income tax benefit is due to the $6.9 million increase in net loss before income taxes.

Net Loss

The $5.0 million increase in net loss is primarily attributable to reduced operating income of $7.7 million partially offset by the $0.8 million decrease in other expenses and the $1.9 million increase in income tax benefit. Operating income decreased due to the $21.0 million reduction in operating revenue, partially offset by the $13.3 million decrease in operating expenses, as discussed above.

OPERATING SEGMENT RESULTS

Our reportable operating segments consist of the following: Celebrity Brands, Women’s Active Lifestyle, Men’s Active Lifestyle, Publishing Services and Corporate and Other. This reporting structure is organized according to the markets each segment serves and allows management to focus its efforts on providing the best content to a wide range of consumers. The Celebrity Brands segments consists of a group of media content platforms primarily dedicated to news covering celebrities, musicians, movie and television stars and editorial content such as crime, health, fashion, beauty and accessories. The Women’s Active Lifestyle segment consists of a group of media content platforms that provide information to women on the latest exercise techniques, health and nutrition, as well as the latest beauty and fashion trends. The Men’s Active Lifestyle segment consists of a group of media content platforms that provide information to men on the latest exercise, physique training and professional body building techniques, health and nutrition. This segment also includes the Mr. Olympia event. The Publishing Services segment includes services provided to publishing and non-publishing clients such as placement and monitoring of supermarket racks, marketing and merchandising of magazines and strategic management services for publishers including back office financial functions. The Corporate and Other segment primarily includes the international licensing of certain health and fitness publications, photo syndication for all our magazines as well as corporate overhead.

We use operating income (loss) as a primary basis for the chief operating decision maker to evaluate the performance of each of our operating segments. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. Our calculations of operating income (loss) herein may be different from the calculations used by other companies, therefore comparability may be limited. The accounting policies of our operating segments are the same as those applied in our consolidated financial statements included in the Exchange Offer Registration Statement.

Three Months ended September 30, 2012 compared to the Three Months ended September 30, 2011

The following information has been derived from the accompanying financial statements for three months ended September 30, 2012 and 2011:

							Percent change for the
							three months ended
	Three Months Ended						September 30,
	September 30, 2012			September 30, 2011			2012 vs. 2011
in thousands	Operating Revenues	Percent of Total	Operating Income (Loss)	Operating Revenues	Percent of Total	Operating Income (Loss)	Operating Revenues	Operating Income (Loss)
Celebrity Brands	$55,595	62%	$20,180	$62,492	60%	$17,975	(11)%	12%
Women's Active Lifestyle	12,696	14%	786	17,034	16%	4,063	(25)%	(81)%
Men's Active Lifestyle	17,069	19%	5,193	17,731	17%	5,637	(4)%	(8)%
Publishing Services	6,499	7%	985	7,879	8%	1,120	(18)%	(12)%
Corporate and other	—	—%	(14,091)	1,526	1%	(10,213)	(100)%	38%
Intersegment eliminations	(1,973)	(2)%	—	(1,728)	(2)%	—	14%	—%
Total	$89,886	100%	$13,053	$104,934	100%	$18,582	(14)%	(30)%

Total operating revenue decreased $15.0 million, or 14%, primarily due to lower advertising spending in the Women’s Active Lifestyle coupled with reduced newsstand sales in the Celebrity Brands segment.

Celebrity Brands Segment

The Celebrity Brands segment comprises approximately 62% and 60% of our consolidated operating revenue for the three months ended September 30, 2012 and 2011, respectively, and consists of a group of media content platforms primarily dedicated to news covering celebrities, musicians, movie and television stars and editorial content such as crime, health, fashion, beauty and accessories. This segment consists of the production and sale of the following brands:

•
National Enquirer, a weekly, hard news, general interest publication dedicated to celebrities, investigative reporting, human interest and other lifestyle topics such as crime, health, fashion and beauty;

•
Star, a weekly, celebrity breaking, news-based, glossy magazine dedicated to covering the younger stars of movies, television and music. Star’s editorial content also incorporates fashion, beauty and accessories;

•
OK! Weekly, a weekly, celebrity friendly, news-based, glossy magazine dedicated to covering the stars of movies, television and music. OK!’s editorial content also incorporates fashion, beauty and accessories;

•
Globe, a weekly tabloid which focuses on older movie and television celebrities, the royal family, political scandals and investigative crime stories that are less mainstream and more salacious than the National Enquirer;

•
National Examiner, a weekly tabloid that presents editorial content consisting of celebrity and human-interest stories, differentiating it from the other titles through its upbeat positioning as the source for “gossip, contests, women’s service and good news” for an older tabloid audience.

Operating Revenue

Total operating revenue in the Celebrity Brands segment was $55.6 million for the three months ended September 30, 2012, representing a decrease of $6.9 million, or 11%. Circulation revenue decreased $3.5 million during three months ended September 30, 2012 of which $2.2 million was due to certain discontinued titles and $1.3 million was due to the overall decrease in newsstand unit sales primarily due to the continuing softness in the U.S economy. The celebrity newsstand market was down 15% and our Celebrity Brands segment was down 14% in newsstand unit sales during the three months ended September 30, 2012. In addition, the consumer ad market was down 9%, which impacted the Celebrity Brands segment by $3.2 million.

Operating Income

Operating income in the Celebrity Brands segment increased during the three months ended September 30, 2012 from prior year by $2.2 million, or 12%, to $20.2 million, primarily due to the acquisition of OK! Weekly and planned expense reductions resulting from the implementation of our Management Action Plans, partially offset by the revenue declines discussed above.

Women’s Active Lifestyle Segment

The Women’s Active Lifestyle segment comprises 14% and 16% of our consolidated operating revenue for the three months ended September 30, 2012 and 2011, respectively. This segment consists of the production and sale of the following brands:

•
Shape, a publication that provides women’s services information on the cutting edge of physical fitness, nutrition, health, psychology and other inspirational topics to help women lead a healthier lifestyle, and also offers extensive beauty and fashion coverage;

•	Fit Pregnancy, a bi-monthly publication that delivers authoritative information on health, fashion, food and fitness to women during pregnancy and the two-year postpartum period; and

•
Natural Health, a leading wellness magazine offering readers practical information to benefit from the latest scientific knowledge and advancements in the fields of natural health, food, beauty, pets, exercise and advice to improve fitness and the environment.

Operating Revenue

Total operating revenue in the Women’s Active Lifestyle segment was $12.7 million during the three months ended September 30, 2012, a decrease of $4.3 million, or 25%, from prior year. This decrease is primarily due to the consumer ad market being down 9% caused by a shift of advertisers, such as Procter & Gamble, Coca Cola and Kraft Foods, to broadcast from print for the 2012 Summer Olympics, which impacted Shape magazine negatively by $4.4 million in the second fiscal quarter of 2013.

Operating Income

Operating income in the Women’s Active Lifestyle segment decreased during the three months ended September 30, 2012 from prior year by $3.3 million, or 81%, to $0.8 million. This decline was primarily attributable to Shape magazine as described above. This decline was partially offset by the implementation of our Management Action Plans, which reduced total operating expenses approximately $1.1 million.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment comprises 19% and 17% of our consolidated operating revenue for the three months ended September 30, 2012 and 2011, respectively. This group of media content provides information to men on cutting edge physique training, professional body building techniques and the latest content on health and nutrition, which includes the Mr. Olympia event. This segment consists of the production and sale of the following brands:

•
Men’s Fitness, a health and fitness magazine for men 18-34 years old with active lifestyles that promotes a multi-training approach towards exercise and nutrition, while offering educational information and advice in the areas of career, relationships, fashion and sports;

•
Muscle & Fitness, a monthly fitness physique training magazine appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control, sports nutrition and supplements;

•
Flex, a monthly magazine devoted to professional bodybuilding featuring nutrition, supplement and performance science content for bodybuilding enthusiasts and coverage of all professional and amateur bodybuilding contests;

•
Mr. Olympia, a four-day event held in September in Las Vegas, Nevada that appeals to bodybuilding and fitness enthusiasts from around the world; includes a health and fitness expo with numerous activities, merchandising opportunities and culminates with the most prestigious and largest event in bodybuilding and fitness, the Mr. Olympia contest.

•
Weider UK, a wholly owned subsidiary, publishes Muscle & Fitness and Flex for the United Kingdom, France, Italy, Germany, Holland and Australia. Each market edition is in a local language with local content and some information from the U.S. editions.

Operating Revenue

Total operating revenue in the Men’s Active Lifestyle segment was $17.1 million for the three months ended September 30, 2012, a decrease of $0.7 million, or 4%, from prior year. This decrease was caused by the 9% decline in the ad market for consumer magazines ($1.3 million), coupled with a shortfall in newsstand sales for the industry ($0.7 million). This was partially offset by our digital initiatives ($0.4 million) and the success of the 2012 Mr. Olympia event ($0.7 million).

Operating Income

Operating income in the Men’s Active Lifestyle segment decreased during the three months ended September 30, 2012 from prior year by $0.4 million, or 8%, to $5.2 million. This decrease was attributable to the revenue decline as explained above which was partially offset by the implementation of our Management Action Plans, which reduced total operating expenses approximately $0.2 million.

Publishing Services Segment

The Publishing Services segment was 7% and 8% of our consolidated operating revenue for the three months ended September 30, 2012 and 2011, respectively. These revenues represent services provided to publishing and non-publishing clients such as placement and monitoring of supermarket racks, marketing and merchandising of magazines and strategic management services for publishers including back office financial functions. This segment consists of the following services provided to publishing and non-publishing clients:

•	marketing, in-store merchandising and information gathering in Walmart, Kroger and the other top six retailers;

•
placement and monitoring of publications at the retail level, merchandising displays and reporting quantity of product in major retail and supermarket chains to our publishing and non-publishing clients;

•
print and digital advertising sales and strategic management direction in the following areas: manufacturing, subscription circulation, logistics, event marketing and full back office financial functions.

Operating Revenue

Total operating revenue in the Publishing Services segment was $4.5 million, net of intersegment eliminations, for the three months ended September 30, 2012, representing a decrease of $1.6 million, or 26%, from prior year. This decrease was primarily attributable to the 10% decline in newsstand sales, which caused a $1.4 million revenue shortfall.

Operating Income

Operating income in the Publishing Services segment decreased during the three months ended September 30, 2012 from prior year by $0.1 million, or 12%, to $1.0 million. Total reduced operating revenue described above was more than offset by $1.2 million of Management Action Plans.

Corporate and Other Segment

The Corporate and Other segment does not represent a significant portion of our consolidated operating revenue for the three months ended September 30, 2012 and 2011. This segment includes the international licensing of certain health and fitness publications, photo syndication for all our media content platforms as well as corporate overhead. Corporate overhead expenses are not allocated to other segments. This includes production, circulation, executive staff, information technology, accounting, legal, human resources, business development and administration department costs.

Operating Revenue

Total operating revenue in the Corporate and Other segment decreased $1.5 million, or 100%, during the three months ended September 30, 2012 when compared to the prior year. This decrease in operating revenue was primarily due to $1.4 million in revenue recognized during the three months ended September 30, 2011 pursuant to the termination of a licensing agreement.

Operating Loss

Total operating loss increased by $3.9 million, or 38%, to $14.1 million during the three months ended September 30, 2012. This increase was attributable to the $1.5 million decline in operating revenue coupled with a $2.7 million increase in operating expenses. The increase in expenses were primarily due to a $1.3 million bad debt expense related to a single advertiser, severance charges related to the reorganization of our digital operations and other one-time benefits reflected in the three months ended September 30, 2011.

Six Months ended September 30, 2012 compared to the Six Months ended September 30, 2011

The following information has been derived from the accompanying financial statements for six months ended September 30, 2012 and 2011:

							Percent change for the
							six months ended
	Six Months Ended						September 30,
	September 30, 2012			September 30, 2011			2012 vs. 2011
in thousands	Operating Revenues	Percent of Total	Operating Income (Loss)	Operating Revenues	Percent of Total	Operating Income (Loss)	Operating Revenues	Operating Income (Loss)
Celebrity Brands	$109,630	62%	$36,981	$115,661	59%	$34,355	(5)%	8%
Women's Active Lifestyle	26,887	15%	3,090	36,493	18%	9,042	(26)%	(66)%
Men's Active Lifestyle	31,067	18%	9,099	32,273	16%	9,996	(4)%	(9)%
Publishing Services	12,769	7%	1,694	14,885	8%	1,675	(14)%	1%
Corporate and other	526	—%	(25,021)	2,269	1%	(21,544)	(77)%	(16)%
Intersegment eliminations	(3,769)	(2)%	—	(3,453)	(2)%	—	9%	—%
Total	$177,110	100%	$25,843	$198,128	100%	$33,524	(11)%	(23)%

Total operating revenue decreased $21.0 million, or 11%, primarily due to lower advertising spending in the Women’s Active Lifestyle segment, coupled with lower newsstand sales in the Celebrity Brands segment and Men's Active Lifestyle segment.

Celebrity Brands Segment

The Celebrity Brands segment comprises approximately 62% and 59% of our consolidated operating revenue for the six months ended September 30, 2012 and 2011, respectively.

Operating Revenue

Total operating revenue in the Celebrity Brands segment was $109.6 million for the six months ended September 30, 2012, representing a decrease of $6.0 million, or 5%. Circulation revenue decreased $8.1 million during the six months ended September 30, 2012 of which $3.5 million was due to the discontinuation of certain titles and $4.6 million was due to the overall decrease in newsstand unit sales primarily due to the continuing softness in the U.S. economy. The celebrity newsstand market was down 16% and our Celebrity Brands segment was down 15% in newsstand unit sales during the six months ended September 30, 2012, which impacted newsstand and subscription sales. In addition, advertising revenue has declined $3.1 million primarily due to the consumer magazine advertising sector being down 9%.

These decreases have been partially offset by an increase in operating revenue of $5.2 million during the six months ended September 30, 2012 as compared to the comparable period of prior year due to the acquisition of OK! Weekly in June 2011.

Operating Income

Operating income in the Celebrity Brands segment increased during the six months ended September 30, 2012 from prior year by $2.6 million, or 8%, to $37.0 million, primarily due to the acquisition of OK! Weekly and planned expense reductions resulting from the implementation of our Management Action Plans, partially offset by the revenue decline discussed above.

Women’s Active Lifestyle Segment

The Women’s Active Lifestyle segment comprises 15% and 18% of our consolidated operating revenue for the six months ended September 30, 2012 and 2011, respectively.

Operating Revenue

Total operating revenue in the Women’s Active Lifestyle segment was $26.9 million during the six months ended September 30, 2012, a decrease of $9.6 million, or 26%, from prior year. This decrease of $9.6 million is primarily due to the consumer ad market being down 9% caused by a shift of advertisers, such as Procter & Gamble, Coca Cola and Kraft Foods, to broadcast from print for the 2012 Summer Olympics, which negatively impacted Shape magazine. In addition, newsstand and subscription sales decreased by $0.4 million which was totally offset by an increase in digital advertising revenue of $0.4 million.

Operating Income

Operating income in the Women’s Active Lifestyle segment decreased during the six months ended September 30, 2012 from prior year by $6.0 million, or 66%, to $3.1 million. This decline was primarily attributable to Shape magazine as described above. This was partially offset by the implementation of our Management Action Plans, which reduced total operating expenses approximately $3.7 million.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment comprises 18% and 16% of our consolidated operating revenue for the six months ended September 30, 2012 and 2011, respectively.

Operating Revenue

Total operating revenue in the Men’s Active Lifestyle segment was $31.1 million for the six months ended September 30, 2012, a decrease of $1.2 million, or 4%, from prior year. This decrease was caused by the 9% decline in the ad market for consumer magazines ($2.2 million), coupled with a shortfall in newsstand sales for the industry ($0.6 million). This was partially offset by our digital initiatives ($0.9 million) and the success of the 2012 Mr. Olympia event ($0.7 million).

Operating Income

Operating income in the Men’s Active Lifestyle segment decreased during the six months ended September 30, 2012 from prior year by $0.9 million, or 9%, to $9.1 million. This decrease was attributable to the revenue declines as explained above, partially offset by the implementation of our Management Action Plans which reduced operating expenses approximately $0.3 million.

Publishing Services Segment

The Publishing Services segment was 7% and 8% of our consolidated operating revenue for the six months ended September 30, 2012 and 2011, respectively.

Operating Revenue

Total operating revenue in the Publishing Services segment was $9.0 million, net of intersegment eliminations, for the six months ended September 30, 2012, representing a decrease of $2.4 million, or 21%, from prior year. This decrease was primarily attributable to the 10% decline in newsstand sales, which caused a $2.3 million revenue shortfall.

Operating Income

Operating income in the Publishing Services segment increased during the six months ended September 30, 2012 from prior year by 1%, to $1.7 million. Total operating income increased primarily due to reduced operating expenses as a result of the implementation of our Management Action Plans, which more than offset the revenue decline described above.

Corporate and Other Segment

The Corporate and Other segment represents 0% and 1% of our consolidated operating revenue for the six months ended September 30, 2012 and 2011, respectively.

Operating Revenue

Total operating revenue in the Corporate and Other segment was $0.5 million for the six months ended September 30, 2012, representing a decrease of $1.7 million, or 77%, from prior year. This decrease in operating revenue was primarily due to $1.4 million in revenue recognized during the six months ended September 2011 pursuant to the termination of a licensing agreement. In addition, operating revenue has decreased approximately $0.4 million due to the discontinuation of certain publications.

Operating Loss

Total operating loss increased by $3.5 million, or 16%, to $25.0 million during the six months ended September 30, 2012. This increase was attributable to the $1.9 million decline in operating revenue coupled with a $1.9 million increase in operating expenses. The increase in expenses were due to a $1.3 million bad debt expense related to a single advertiser, severance charges related to the reorganization of our digital operations and other one-time benefits reflected in the six months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had cash and cash equivalents of $6.5 million and a working capital deficit of $22.5 million.

Cash Flow Summary

The following information has been derived from the accompanying financial statements for the six months ended September 30, 2012. Cash and cash equivalents increased by $1.3 million during the six months ended September 30, 2012. The change in cash and cash equivalents is as follows:

	Six Months Ended
	September 30,		Net
in thousands	2012	2011	Change
Net (loss) income	$(3,216)	$1,777	$(4,993)
Non-cash items	9,068	11,895	(2,827)
Net change in operating assets and liabilities	8,074	(4,703)	12,777
Operating activities	13,926	8,969	4,957
Investing activities	(5,498)	(29,146)	23,648
Financing activities	(7,215)	5,400	(12,615)
Effects of exchange rates	110	(220)	330
Net increase (decrease) in cash and cash equivalents	$1,323	$(14,997)	$16,320

Operating Activities

Cash provided by operating activities is primarily driven by our non-cash items and changes in working capital, partially offset by our net loss. Non-cash items consist primarily of amortization of deferred rack costs, depreciation of property and equipment, amortization of other identified intangible assets and amortization of deferred debt costs.

Net cash provided by operating activities increased $5.0 million during the six months ended September 30, 2012 as compared to the same period in 2011, primarily due to the $12.8 million net change in operating assets and liabilities, partially offset by the $5.0 million increase in net loss and the $2.8 million net decrease in non-cash items.

The net change in operating assets and liabilities is primarily due to the $29.3 million decrease in trade receivables and inventories, the $2.6 million decrease in accrued interest and the $3.6 million decrease in deferred rack costs, partially offset by the increase in accounts payable and accrued expenses of $21.2 million and a $1.4 million change in other working capital items. Working capital items have decreased due to the overall decline in operating revenue from the continued softness in the U.S. economy and the decrease in consumer discretionary spending.

Non-cash items decreased primarily due to the decrease in deferred taxes of $1.4 million, other non-cash items of $1.8 million and amortization of deferred rack and deferred debt costs of approximately $0.7 million, partially offset by the decrease in depreciation and amortization expense of $1.1 million.

Investing activities

Net cash used in investing activities for the six months ended September 30, 2012 was $5.5 million, a decrease of $23.6 million, compared to $29.1 million for the six months ended September 30, 2012. The decrease is primarily attributable to the acquisition of OK Magazine during the first fiscal quarter of 2012 which used $23.0 million in cash.

Financing activities

Net cash used in financing activities for the six months ended September 30, 2012 was $7.2 million, an increase of $12.6 million, compared to net cash provided by financing activities of $5.4 million for the same period in 2011. The increase is primarily attributable to the $13.5 million in proceeds in Odyssey from noncontrolling interest holders during the six months ended September 30, 2011 compared to the $7.2 million payment to noncontrolling interest holders of Odyssey in the six months ended September 30, 2012, as well as the $12.5 million in net proceeds from the revolving credit facility in the six months ended September 30, 2011 compared with no net proceeds from the revolving credit facility during the six months ended September 30, 2012.

This increase has been partially offset by the net $20.6 million of redemption payments on the senior secured notes during the six months ended September 30, 2011.

Credit Facility and Long Term Debt

Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the “2010 Revolving Credit Facility”). During the six months ended September 30, 2012, we borrowed $32.5 million and repaid $32.5 million under the 2010 Revolving Credit Facility. The outstanding balance of $7.0 million on September 30, 2012 is reflected in non-current liabilities on the accompanying financial statements as the outstanding balance is not due until December 2015.

The agreement governing the 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit, and matures in December 2015. At September 30, 2012, we had an available borrowing capacity of $28.6 million after considering the $7.0 million outstanding balance and the $4.4 million outstanding letter of credit.

Our 2010 Revolving Credit Facility requires mandatory prepayments of the loans outstanding thereunder to the extent that total revolving exposures exceed total revolving commitments. Our 2010 Revolving Credit Facility requires us to pay, from December 22, 2010 until the commitments expire under our 2010 Revolving Credit Facility, a commitment fee ranging from 0.50% to 0.75% of the unused portion of the revolving commitment. We have the option to pay interest on outstanding balances based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day (y) the federal funds effective rate in effect on such day plus ½ of 1%, and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) based on LIBOR, in each case plus a margin. The effective weighted-average interest rate under our revolving credit facility as of September 30, 2012 was 8.25%.

Our 2010 Revolving Credit Facility includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default customary for agreements of this type. The negative covenants include a financial maintenance covenant comprised of a first lien leverage ratio calculated using EBITDA as defined in the 2010 Revolving Credit Facility. Our 2010 Revolving Credit Facility also contains certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations, prepaying junior debt and selling or disposing of assets.

The indebtedness under our 2010 Revolving Credit Facility is guaranteed by certain of our domestic subsidiaries and is secured by liens on substantially all of our assets. In addition, our obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, certain of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our existing or subsequently acquired or organized foreign subsidiaries. The equity interests of American Media Inc. have not been pledged to the lenders.

First Lien Notes

In December 2010, we issued $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum, payable semi-annually and mature in December 2017 (the “First Lien Notes”). During the first fiscal quarter of 2012, we redeemed $20.0 million in aggregate principal amount of the First Lien Notes at a redemption price equal to 103.0% of the aggregate principal amount thereof, plus accrued and unpaid interest. At September 30, 2012, the First Lien Notes represented an aggregate of $365.0 million of our indebtedness.

The indenture governing the First Lien Notes contains certain affirmative covenants, negative covenants and events of default customary for agreements of this type. For example, the indenture governing the First Lien Notes contains covenants that limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the first lien indenture imposes certain requirements as to future subsidiary guarantors.

The First Lien Notes are guaranteed on a first lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility. The First Lien Notes and the guarantees thereof are secured by a first-priority lien on substantially all of our assets (subject to certain permitted liens and exceptions), pari passu with the liens granted under our 2010 Revolving Credit Facility, provided that in the event of a foreclosure on the collateral or of insolvency proceedings, obligations under our 2010 Revolving Credit Facility will be repaid in full with proceeds from the collateral prior to the obligations under the First Lien Notes.

Registration Rights Agreement

In connection with the issuance of the First Lien Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the holders and the guarantors of the First Lien Notes, which, among other things, requires the Company to file an exchange offer registration statement with the Securities and Exchange Commission (the “SEC”). Pursuant to the exchange offer registration statement, the Company is required to offer to exchange (the "Exchange Offer") up to $365.0 million of the 11.5% senior notes due December 2017 (the “Exchange Notes”), which will be registered under the Securities Act of 1933, as amended (the “Securities Act”), for up to $365.0 million of our First Lien Notes, which we issued in December 2010.

The terms of the Exchange Notes will be identical to the terms of the First Lien Notes, except that the transfer restrictions, registration rights and additional interest provisions relating to the First Lien Notes will not apply to the Exchange Notes.

The Company is required to commence the Exchange Offer once the exchange offer registration statement is declared effective by the SEC and use commercially reasonable efforts to complete the Exchange Offer no later than February 24, 2012. Since the Exchange Offer was not completed by February 24, 2012, a registration default has occurred and is continuing (the “Registration Default”) and the interest on the First Lien Notes is subject to increase by (a) 0.25% per annum for the 90 days in the period from February 24, 2012 to May 24, 2012, (b) 0.50% per annum for the 90 days in the period from May 25, 2012 to August 24, 2012, (c) 0.75% per annum for the 90 days in the period from August 25, 2012 to November 24, 2012 and (d) 1.0% per annum from November 25, 2012 until the date the Registration Default is cured. The Registration Default does not impact our compliance with the indentures governing the First Lien Notes and the Second Lien Notes or the 2010 Revolving Credit Facility.

On August 22, 2012, the Company filed a Registration Statement with the SEC. On October 19, 2012, the Registration Statement, as amended, (the "Exchange Offer Registration Statement") was declared effective by the SEC and the Company commenced the Exchange Offer for the First Lien Notes. The Registration Default will be cured upon the completion of the exchange offer, which is currently scheduled to expire at 5:00 p.m., New York time, on November 19, 2012, unless extended by the Company. As of September 30, 2012, the Company has incurred approximately $1.0 million in additional interest on the First Lien Notes due to the Registration Default for the period from February 24, 2012 through September 30, 2012. Assuming the exchange offer is completed by November 20, 2012, the Company will have incurred approximately $1.3 million in total additional interest due to the Registration Default.

Second Lien Notes

In December 2010, we issued $104.9 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum, payable semi-annually and mature in June 2018 (the “Second Lien Notes”). At September 30, 2012, the Second Lien Notes represented an aggregate of $104.9 million of our indebtedness.

The indenture governing the Second Lien Notes contains certain affirmative covenants, negative covenants and events of default customary for agreements of this type. For example, the indenture governing the Second Lien Notes contains covenants that limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the second lien indenture imposes certain requirements as to future subsidiary guarantors.

The Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility and the First Lien Notes. The Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all of our assets (subject to certain permitted liens and exceptions).

Covenant Compliance

As discussed above, our 2010 Revolving Credit Facility and the indentures governing the First Lien Notes and the Second Lien Notes contain various restrictive covenants. Under our 2010 Revolving Credit Facility, the first lien leverage ratio (Total First Lien Debt to EBITDA, each as defined in our 2010 Revolving Credit Facility) must be equal to or less than 4.75 to 1.00.

As of September 30, 2012, first lien leverage ratio was 3.80 to 1.00 and the Company was in compliance with the first lien leverage ratio and the other covenants under the 2010 Revolving Credit Facility and under the indentures governing the First Lien Notes and the Second Lien Notes.

Although there can be no assurances, we anticipate that, based on current projections (including projected borrowings and repayments under the 2010 Revolving Credit Facility), our operating results for the next twelve months will be sufficient to satisfy the first lien leverage covenant under the 2010 Revolving Credit Facility. Our ability to satisfy such financial covenant is dependent on our business performing in accordance with our projections.  If the performance of our business deviates from our projections, we may not be able to satisfy such financial covenant.  Our projections are subject to a number of factors, many of which are events beyond our control, which could cause our actual results to differ materially from our projections (see Risk Factors included in the Exchange Offer Registration Statement). If we do not comply with our financial covenant, we would be in default under the 2010 Revolving Credit Facility, which could result in all of our debt being accelerated due to cross-default provisions in the indentures governing the First Lien Notes and the Second Lien Notes.

We have the ability to incur additional debt, subject to limitations imposed by our 2010 Revolving Credit Facility and the indentures governing the First Lien Notes and the Second Lien Notes. Under the indentures governing the First Lien Notes and the Second Lien Notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our consolidated leverage ratio (total consolidated indebtedness to EBITDA, each as defined in the indentures) is less than 4.50 to 1.00.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Adjusted EBITDA, a measure we use to gauge our operating performance, is defined as net income (loss) attributable to the Company plus interest expense, provision (benefit) for income taxes, depreciation of property and equipment, amortization of intangible assets, deferred debt costs and deferred rack costs, provision for impairment of intangible assets and goodwill, adjusted for gains or costs related to closures, launching or re-launches of publications, restructuring costs and severance and certain other costs. We believe that the inclusion of Adjusted EBITDA is appropriate to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions. We also believe that Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the impact of certain items that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments.

Management believes our investors use Adjusted EBITDA as a gauge to measure the performance of their investment in the Company. Management compensates for limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Set forth below is a reconciliation of net income (loss) attributable to American Media, Inc. and subsidiaries to Adjusted EBITDA for the three months and twelve months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Twelve Months Ended September 30,
in thousands	2012	2011	2012	2011
Net (loss) income attributable to American Media, Inc. and subsidiaries	$(2,743)	$2,468	$16,503	$(20,832)
Add (deduct):
Interest expense	15,142	14,640	58,767	60,568
(Benefit) provision for income taxes	(462)	649	(19,377)	1,561
Depreciation and amortization	2,487	1,997	8,941	7,621
Amortization of deferred debt costs	355	396	1,351	2,193
Amortization of deferred rack costs	2,019	2,702	10,140	8,955
Amortization of short-term racks	2,116	2,467	9,028	7,251
Gain on extinguishment of debt	—	—	—	8,612
Restructuring costs and severance	574	931	4,542	30,859
Costs related to launches and closures of publications	434	—	3,918	312
Other	2,138	760	7,635	2,475
Adjusted EBITDA	$22,060	$27,010	$101,448	$109,575

Management’s Assessment of Liquidity

Our primary sources of liquidity are cash on hand and amounts available for borrowing under the 2010 Revolving Credit Facility.

The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit, and matures in December 2015. As of September 30, 2012, we had an available borrowing capacity under our 2010 Revolving Credit Facility of $28.6 million after considering the $7.0 million outstanding balance and the $4.4 million outstanding letter of credit.

As of September 30, 2012, in addition to outstanding borrowings under the 2010 Revolving Credit Facility, there was $469.9 million principal amount of outstanding senior secured debt, consisting of $365.0 million principal amount of the First Lien Notes and $104.9 million principal amount of Second Lien Notes.

We believe we have access to sufficient capital to continue our planned operations for the 12 months following the balance sheet date of September 30, 2012. We believe that available cash at September 30, 2012 and amounts available under our 2010 Revolving Credit Facility will mitigate future possible cash flow requirements. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since March 31, 2012.

OFF-BALANCE SHEET FINANCING

We do not have any off-balance sheet financing arrangements.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Preparing financial statements requires management to make estimates, judgments and assumptions regarding uncertainties that may affect the reported amounts of assets, liabilities, revenue and expenses. These estimates, judgments and assumptions are affected by management’s application of accounting policies. We base our estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates, judgments and assumptions used in preparing our consolidated financial statements.

Goodwill and Intangible Assets

There was no provision for impairment charges during the six months ended September 30, 2012 or 2011. The Company will continue to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company’s unaudited condensed consolidated balance sheet and impairment charges to the Company’s goodwill or other identified intangible assets in future periods could be material to the Company’s unaudited condensed consolidated statement of income (loss).

During the quarterly evaluation during the three months ended September 30, 2012 we identified six reporting units with an excess fair value over carrying value of less than 25%. As of September 30, 2012, National Enquirer, Globe, Flex, Muscle & Fitness, Shape and Star reporting units had goodwill balances of $59.0 million, $31.1 million, $7.2 million, $25.1 million, $18.8 million and $70.7 million, respectively. For all other reporting units, the fair value is substantially in excess of carrying value as of September 30, 2012. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. The Company will continue to monitor the recoverability of its goodwill.

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Exchange Offer Registration Statement for a discussion of our critical accounting estimates.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Part I, Item 1, Note 2, New Accounting Pronouncements, in the notes to unaudited condensed consolidated financial statements in this Quarterly Report for a discussion regarding new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain financial risks in the ordinary course of our business. These risks primarily result from volatility in interest rates, foreign exchange rates, inflation and other general market risks.

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. Our primary interest rate risk exposures relates to (i) the interest rate risk on long-term borrowings, (ii) the impact of interest rate movements on our ability to meet interest expense requirements and comply with financial covenants, and (iii) the impact of interest rate movements on our ability to obtain adequate financing to fund acquisitions, if any.

We generally manage our exposure to interest rate fluctuations through the use of a combination of fixed and variable rate debt. At September 30, 2012, we had $469.9 million outstanding in fixed rate debt. There are no earnings or liquidity risks associated with the Company’s fixed rate debt. We have $7.0 million outstanding in variable rate debt at September 30, 2012. The Company is subject to earnings and liquidity risks associated with the variable rate debt.

To date, we have not entered into any derivatives financial instruments for purposes of reducing our exposure to adverse fluctuations in interest rates that are designated as hedges.

Foreign Currency Exchange Risk

We face exposures to adverse movements in foreign currency exchange rates, as a portion of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Canadian dollar, the British pound, and the Euro. These exposures may change over time as business practices evolve.

We do not believe movements in foreign currencies in which we transact business will significantly affect future net earnings or losses. Foreign currency exchange risk can be quantified by estimating the change in operating revenue resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such an adverse change would not currently have a material impact on our results of operations. However, if our international operations grow, our risk associated with fluctuations in foreign currency exchange rates could increase.

To date, we have not entered into any derivatives financial instruments for purposes of reducing our exposure to adverse fluctuations in foreign currency exchange rates that are designated as hedges.

Inflationary Risk

We are exposed to fluctuations in operating expenses due to contractual agreements with printers, paper suppliers and wholesale distributors. In addition, we are also exposed to fluctuations in the cost of fuel, the cost of paper, postage and certain product placement related costs.

While we do not believe these inflationary risks have had a material effect on our business, financial condition or results of operations, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material impact on our business, financial condition and results of operations.

Other Relevant Market Risk

We have approximately $234.2 million in goodwill as of September 30, 2012. As of September 30, 2012, we believe our goodwill is not impaired, however, changes in the economy, the industries in which we operate and our own relative performance could change the assumptions used to evaluate goodwill. In the event that we determine that goodwill has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the goodwill exceeds the implied fair value of reporting unit goodwill.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, such disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 10, 2009, Anderson News, L.L.C. and Anderson Services, L.L.C., magazine wholesalers (collectively, “Anderson”), filed a lawsuit against the Company, DSI, and various magazine publishers, wholesalers and distributors in the Federal District Court for the Southern District of New York (the “Anderson Action”). Anderson's complaint alleged that the defendants violated Section 1 of the Sherman Act by engaging in a purported industry-wide conspiracy to boycott Anderson and drive it out of business. Plaintiffs also purported to assert claims for defamation, tortious interference with contract, and civil conspiracy. The complaint did not specify the amount of damages sought. On August 2, 2010, the District Court dismissed the action in its entirety with prejudice and without leave to replead and, on October 25, 2010, denied Anderson's motion for reconsideration of the dismissal decision. Anderson appealed the District Court's decisions.

On April 3, 2012, the Second Circuit issued a decision reversing the dismissal of the lawsuit and reinstating the antitrust and state law claims (except the defamation claim, which Anderson withdrew). The Company, DSI and the other defendants filed a petition with the Second Circuit asking that the panel that issued the April 3 decision reconsider that decision or, alternatively, that the appeal be reheard en banc by the entire Second Circuit. That petition was denied, as was a request to stay further proceedings pending the filing of and a decision on a petition for certiorari with the United States Supreme Court. On October 9, 2012 a petition for certiorari was filed by the Company, DSI and the other defendants seeking review of the Second Circuit's decision by the United States Supreme Court. The case will still proceed in the District Court, which has entered a case management plan and scheduling order on October 12, 2012 that calls for all fact discovery to be completed by July 12, 2013 and expert discovery to be completed by November 4, 2013.

Anderson is in chapter 11 bankruptcy proceedings in Delaware bankruptcy court. On June 11, 2010, AMI filed a proof of claim in that proceeding for $5.6 million, but Anderson claims to have no assets to pay unsecured creditors like AMI. An independent court-appointed examiner has identified claims that Anderson could assert against Anderson insiders in excess of $270.0 million.

In an order of the Delaware bankruptcy course, entered on November 14, 2011, AMI and four other creditors (the “Creditors”), which also are defendants in the Anderson Action, were granted the right to file lawsuits against Anderson insiders asserting Anderson's claims identified by the examiner. The Creditors' retention of counsel to pursue the claims on a contingency fee basis was also approved. On November 14, 2011 pursuant to this order, a complaint was filed against ten defendants and discovery is now proceeding in the Delaware bankruptcy court.

While it is not possible to predict the outcome of the Anderson Action or to estimate the impact on the Company of a final judgment against the Company and DSI (if that were to occur), the Company and DSI will continue to vigorously defend the case.

In addition, because the focus of some of our publications often involves celebrities and controversial subjects, the risk of defamation or invasion of privacy litigation exists. Our experience indicates that the claims for damages made in such lawsuits are usually inflated and the lawsuits are usually defensible and, in any event, any reasonably foreseeable material liability or settlement would likely be covered by insurance. We also periodically evaluate and assess the risks and uncertainties associated with such litigation disregarding the existence of insurance that would cover liability for such litigation. At present, in the opinion of management, after consultation with outside legal counsel, the liability resulting from such litigation, even if insurance was not available, is not expected to have a material effect on our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Exchange Offer Registration Statement.

Item 6. Exhibits

See exhibits listed under the Exhibit Index below.

AMERICAN MEDIA INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA, INC.

Dated:	November 14, 2012	by:	/s/ David J. Pecker

David J. Pecker
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2012	by:	/s/ Christopher Polimeni

Christopher Polimeni
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	‡	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	%	XBRL Instance Document
101.SCH	%	XBRL Taxonomy Extension Schema Document
101.CAL	%	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	%	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	%	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	%	XBRL Taxonomy Extension Definition
*		Filed herewith
‡
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

%
Users of XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.