Form 10-Q
period 2012-12-31
AMERICAN MEDIA INC
filed 2013-02-14
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of January 31, 2013 was 11,111,111.

AMERICAN MEDIA, INC.

Form 10-Q for the Quarter Ended December 31, 2012

"American Media," "AMI," "we," "our," "us" and the "Company" refer to American Media, Inc. and its consolidated subsidiaries.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This quarterly report for the quarterly period ended December 31, 2012 (this “Quarterly Report”) contains both statements of historical fact and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are subject to certain risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, capital expenditures, capital structure and other financial items; (ii) statements regarding our plans and objectives, including planned introductions of new publications or other products, or estimates or predictions of actions by customers, consumers, advertisers, suppliers, competitors or regulatory authorities; (iii) statements of future economic performance; (iv) outcomes of contingencies such as legal or any regulatory proceedings; and (v) statements of assumptions underlying other statements and statements about our business.

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

For a further discussion of risk factors which could cause actual results to differ materially from those indicated by the forward-looking statements, see the Company’s exchange offer registration statement on Form S-4/A, declared effective by the Securities and Exchange Commission (the "SEC") on October 19, 2012 (the “Exchange Offer Registration Statement”). Any written or oral forward-looking statements made by us or on our behalf are subject to the risk factors disclosed in this Quarterly Report and the Exchange Offer Registration Statement. Should one or more of the risk factors disclosed in this Quarterly Report or the Exchange Offer Registration Statement materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results, performance or achievements may vary materially from those forward-looking statements discussed in this Quarterly Report. The risk factors included in the Quarterly Report and the Exchange Offer Registration Statement are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also impact our future results. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We do not intend, and do not assume any obligations, to update these forward looking statements, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2012	March 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($426 and $3,365 related to VIEs, respectively)	$9,529	$5,226
Trade receivables, net of allowance for doubtful accounts of $6,059 and $4,795, respectively ($0 and $3,382 related to VIEs, respectively, net of allowance for doubtful accounts of $0 and $779, respectively)	36,241	51,538
Inventories ($0 and $2,117 related to VIEs, respectively)	12,164	17,033
Prepaid expenses and other current assets ($0 and $1,508 related to VIEs, respectively)	14,971	19,651
Total current assets	72,905	93,448
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	3,882	3,991
Furniture, fixtures and equipment	40,468	36,625
Less – accumulated depreciation	(26,131)	(24,695)
Total property and equipment, net	18,219	15,921
OTHER ASSETS:
Deferred debt costs, net	10,159	11,222
Deferred rack costs, net ($0 and $2,194 related to VIEs, respectively)	7,166	9,966
Other long-term assets	1,631	1,622
Total other assets	18,956	22,810
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill ($0 and $3,358 related to VIEs, respectively)	186,898	234,244
Other identified intangibles, net of accumulated amortization of $113,504 and $110,770, respectively ($6,000 and $24,295 related to VIEs, respectively)	278,747	285,225
Total goodwill and other identified intangible assets, net	465,645	519,469
TOTAL ASSETS	$575,725	$651,648
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ($2 and $3,719 related to VIEs, respectively)	$20,829	$16,160
Accrued expenses and other liabilities ($417 and $3,056 related to VIEs, respectively)	27,783	29,539
Accrued interest	2,800	17,254
Redeemable financial instrument (see Note 9)	3,597	—
Deferred revenues ($24 and $2,264 related to VIEs, respectively)	32,805	37,474
Total current liabilities	87,814	100,427
NON-CURRENT LIABILITIES:
Senior secured notes	469,889	469,889
Revolving credit facility	20,000	7,000
Redeemable financial instrument, less current portion (see Note 9)	807	—
Other non-current liabilities	4,133	4,367
Deferred income taxes	73,390	75,694
Total liabilities	656,033	657,377
COMMITMENTS AND CONTINGENCIES (See Note 10)
Redeemable noncontrolling interest (see Note 9)	3,000	15,620
STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 14,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2012 and March 31, 2012	1	1
Additional paid-in capital	822,723	822,773
Accumulated deficit	(905,800)	(843,908)
Accumulated other comprehensive loss	(232)	(215)
Total stockholders' deficit	(83,308)	(21,349)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$575,725	$651,648

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
OPERATING REVENUES:
Circulation	$56,556	$55,986	$163,943	$168,403
Advertising	22,788	24,991	76,425	92,166
Other	5,975	6,799	22,061	25,335
Total operating revenues	85,319	87,776	262,429	285,904
OPERATING EXPENSES:
Editorial	10,052	10,179	31,158	32,160
Production	23,897	27,063	73,479	84,991
Distribution, circulation and other cost of sales	16,668	19,020	50,896	59,361
Selling, general and administrative	19,986	18,019	61,549	58,646
Depreciation and amortization	2,431	1,988	7,219	5,715
Impairment of goodwill and intangible assets	54,523	—	54,523	—
Total operating expenses	127,557	76,269	278,824	240,873
OPERATING (LOSS) INCOME	(42,238)	11,507	(16,395)	45,031
OTHER INCOME (EXPENSE):
Interest expense	(15,231)	(14,397)	(45,014)	(43,836)
Amortization of deferred debt costs	(367)	(325)	(1,063)	(1,254)
Other expenses, net	(241)	(458)	(251)	(1,399)
Total other expense, net	(15,839)	(15,180)	(46,328)	(46,489)
LOSS BEFORE INCOME TAXES	(58,077)	(3,673)	(62,723)	(1,458)
INCOME TAX BENEFIT	(140)	(740)	(1,570)	(302)
NET LOSS	(57,937)	(2,933)	(61,153)	(1,156)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	42	444	(739)	393
NET LOSS ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(57,895)	$(2,489)	$(61,892)	$(763)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
NET LOSS	$(57,937)	$(2,933)	$(61,153)	$(1,156)
Foreign currency translation adjustment	3	24	(17)	97
Comprehensive loss	(57,934)	(2,909)	(61,170)	(1,059)
Less: comprehensive (income) loss attributable to the noncontrolling interest	42	444	(739)	393
COMPREHENSIVE LOSS ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(57,892)	$(2,465)	$(61,909)	$(666)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	December 31,
	2012	2011
Operating Activities:
Net loss	$(61,153)	$(1,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	4,485	3,466
Amortization of other identified intangibles	2,734	2,249
Impairment of goodwill and intangible assets	54,523	—
Amortization of deferred debt costs	1,063	1,254
Amortization of deferred rack costs	6,484	7,920
Deferred income tax benefit	(1,883)	(1,133)
Provision for bad debts	1,264	1,001
Other	195	1,983
Decrease (increase) in operating assets:
Trade receivables	14,033	3,979
Inventories	4,988	(2,473)
Prepaid expenses and other current assets	4,259	741
Deferred rack costs	(3,684)	(8,073)
Other long-term assets	(9)	(384)
Increase (decrease) in operating liabilities:
Accounts payable	4,808	3,749
Accrued expenses and other liabilities	(1,596)	6,357
Accrued interest	(14,454)	(16,468)
Other non-current liabilities	(234)	(1,438)
Deferred revenues	(6,236)	3,408
Total adjustments and changes in operating assets and liabilities	70,740	6,138
Net cash provided by operating activities	9,587	4,982

Investing Activities:
Purchases of property and equipment	(6,985)	(6,840)
Purchases of intangible assets	(1,785)	—
Proceeds from sale of assets	80	71
Investment in Radar	(350)	(1,100)
Acquisition of OK! Magazine	—	(23,000)
Other	(300)	(300)
Net cash used in investing activities	(9,340)	(31,169)

Financing Activities:
Proceeds from revolving credit facility	60,500	52,500
Repayment to revolving credit facility	(47,500)	(32,500)
Senior secured notes redemption	—	(20,000)
Redemption premium payment	—	(600)
Proceeds in Odyssey from noncontrolling interest holders	—	13,500
Payments to noncontrolling interest holders of Odyssey	(8,279)	(500)
Payments to noncontrolling interest holders of Olympia	(679)	(539)
Net cash provided by financing activities	4,042	11,861

Effect of exchange rate changes on cash	14	(291)
Net Increase (Decrease) in Cash and Cash Equivalents	4,303	(14,617)
Cash and Cash Equivalents, Beginning of Period	5,226	21,285
Cash and Cash Equivalents, End of Period	$9,529	$6,668

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-cash property and equipment (incurred but not paid)	$140	$51

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

(1) Description of Business and Basis of Presentation

DESCRIPTION OF BUSINESS

We are a leading content centric media company specializing in the fields of celebrity journalism and active lifestyle. We distribute our content across multiple platforms including print, Internet, mobile, tablets and video. We circulate our print publications utilizing single copy and subscription sales using the U.S. Postal Service, national distributors, wholesalers and retailers. Total circulation of our print publications with a frequency of six or more times per year, were approximately 6.0 million copies per issue during the nine months ended December 31, 2012.

As of December 31, 2012, the Company published seven weekly publications: National Enquirer, Star, Globe, National Examiner, Country Weekly, OK! Weekly and Soap Opera Digest; two monthly publications: Muscle & Fitness and Flex; three bi-monthly publications: Fit Pregnancy, Natural Health and Muscle & Fitness Hers; and two publications that are published 10 times per year: Shape and Men's Fitness.

Distribution Services, Inc. ("DSI"), a wholly-owned subsidiary of the Company, arranges for the placement of the Company’s publications and third-party publications with retailers, and monitors through its regional managers and merchandising staff that our publications and third-party publications are properly displayed in stores, primarily national and regional supermarket chains and major retail chains such as Walmart, Kroger Companies, Safeway, Super Valu/Albertsons, Stop & Shop/Giant Food, Publix, H.E. Butt, Food Lion/Sweetbay, Great A&P Tea Company and Winn Dixie. DSI also coordinates the racking of magazine fixtures for selected retailers (also known as acting as a “category manager/front-end advisor”). In addition, DSI provides marketing, merchandising and information gathering services to third parties, including non-magazine clients.

References to our third fiscal quarter (e.g. "third fiscal quarter of 2013") refer to our fiscal quarters ended December 31st of the applicable fiscal year. Each fiscal year ends on March 31st.

BASIS OF PRESENTATION

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Exchange Offer Registration Statement. The fiscal year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). The results of operations for the nine months ended December 31, 2012 are not necessarily indicative of the operating results for the full fiscal year or for any other subsequent interim period.

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

Use of Estimates

The preparation of consolidated condensed financial statements in accordance with US GAAP requires our management to make estimates and judgments that may affect the reported amounts presented and disclosed in our consolidated condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to those related to: revenue recognition and related allowances; inventories; impairments of long-lived assets, intangible assets and goodwill; income taxes, including the valuation allowance for deferred tax assets; and contingencies and litigation.

We base these estimates on historical experience and various other factors that we believe to be reasonable, the results of which form the basis for making judgments under the circumstances. Due to the inherent uncertainty involved in making these estimates, actual results reported may differ from these estimates under different assumptions or conditions.

Concentrations

As of December 31, 2012, single copy revenues consisted of copies distributed to retailers primarily by two major wholesalers. During the three months ended December 31, 2012 and 2011, one of these wholesalers ("Wholesaler A") accounted for approximately 32% and 30%, respectively, of our total operating revenue and the other wholesaler ("Wholesaler B") accounted for approximately 15% and 16%, respectively, of our total operating revenue. During the nine months ended December 31, 2012 and 2011, Wholesaler A accounted for approximately 29% and 24%, respectively, of our total operating revenue and Wholesaler B accounted for approximately 15% and 13%, respectively, of our total operating revenue. We have multi-year service arrangements with our major wholesalers, which provide incentives to maintain certain levels of service.

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

(3) Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out ("FIFO") method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventory write-downs during the three and nine months ended December 31, 2012 and 2011 were insignificant. Inventories are comprised of the following (in thousands):

	December 31, 2012	March 31, 2012
Raw materials – paper	$8,829	$13,106
Finished product — paper, production and distribution costs of future issues	3,335	3,927
Total inventory	$12,164	$17,033

(4) Goodwill and Other Identified Intangible Assets

As of December 31, 2012 and March 31, 2012, the Company had goodwill with a carrying value of $186.9 million and $234.2 million, respectively, and other identified intangible assets not subject to amortization with carrying values of $266.1 million and $271.6 million, respectively. Other identified intangible assets not subject to amortization consist of tradenames with indefinite lives.

Identified intangible assets with finite lives subject to amortization consist of the following at December 31, 2012 and March 31, 2012 (in thousands):

		December 31, 2012			March 31, 2012
	Range of Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames	8 - 27	$10,610	$(4,410)	$6,200	$10,610	$(4,078)	$6,532
Subscriber lists	3 - 15	32,702	(29,783)	2,919	32,702	(28,146)	4,556
Customer relationships	5 - 10	2,300	(717)	1,583	2,300	(420)	1,880
Other intangible assets	3	2,739	(786)	1,953	954	(318)	636
		$48,351	$(35,696)	$12,655	$46,566	$(32,962)	$13,604

Amortization expense of intangible assets was $2.7 million and $2.2 million during the nine months ended December 31, 2012 and 2011, respectively. Based on the carrying value of identified intangible assets recorded at December 31, 2012, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2013	$1,365
2014	4,049
2015	1,583
2016	807
2017	534
Thereafter	4,317
$12,655

During an evaluation of goodwill and other identified intangible assets at December 31, 2012, the Company determined that indicators were present in certain reporting units which would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily due to the continuing softness in the U.S. economy, which impacts consumer spending, including further declines in the advertising market, resulting in lowered future cash flow projections.

As a result, an interim impairment test of goodwill and other indefinite lived intangible assets was performed as of December 31, 2012 for certain reporting units in accordance with FASB Accounting Standards Codification (“ASC”) Topic No. 350, “Goodwill and Other Intangible Assets” (“ASC 350”). Impairment testing for goodwill is a two-step process. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of the impairment charge, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill and an impairment charge is recorded for the difference. Impairment testing for indefinite lived intangible assets, consisting of tradenames, compares the fair value of the tradename to the carrying value and an impairment charge is recorded for any excess carrying value over fair value.

The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the estimated fair value. As a result, the Company recorded an estimated pre-tax non-cash impairment charge of $47.3 million and $7.2 million to reduce the carrying value of goodwill and tradenames, respectively, during the fiscal quarter ended December 31, 2012. The Company is currently finalizing the second step of the goodwill impairment test. As a result, the impairment charge related to goodwill is an estimate and was recorded since the amount of the impairment charge was both probable and reasonably estimable as of December 31, 2012. The Company will adjust the amount of the impairment charge, as necessary, based upon finalizing the valuation during the fourth fiscal quarter of 2013.

The gross carrying amount and accumulated impairment losses of goodwill, as of December 31, 2012 and March 31, 2012, by reportable segment are as follows (in thousands):

	Celebrity Brands	Women's Active Lifestyle Group	Men's Active Lifestyle Group	Corporate and Other	Total
Goodwill	$428,518	$84,905	$112,296	$20,136	$645,855
Accumulated impairment losses	(261,794)	(62,841)	(75,901)	(11,075)	(411,611)
Balances as of March 31, 2012	166,724	22,064	36,395	9,061	234,244

Impairment	(42,801)	—	(4,545)	—	(47,346)

Goodwill	428,518	84,905	112,296	20,136	645,855
Accumulated impairment losses	(304,595)	(62,841)	(80,446)	(11,075)	(458,957)
Balance as of December 31, 2012	$123,923	$22,064	$31,850	$9,061	$186,898

Impairment Charge Assumptions

The estimate of fair value of the reporting unit's goodwill and tradenames was based on the Company's projections of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated future results and general economic and market conditions, as well as the impact of planned business and operational strategies. The valuations employ a combination of present value techniques to measure fair value and considered market factors. The key assumptions used to determine fair value of the reporting unit's goodwill and tradenames as of December 31, 2012 were:

a)	expected cash flow periods of five years;

b)	terminal values based upon terminal growth rates ranging from 0% to 3%;

c)	implied multiples used in the business enterprise value income and market approaches ranging from 3.9 to 11.8; and

d)	discount rates ranging from 13.5% to 14%, which were based on the Company's best estimate of the weighted average cost of capital adjusted for risks associated with the reporting unit.

Management believes the discount rate used is consistent with the risks inherent in the Company's current business model and with industry discount rates. Changes in management's judgments and projections or assumptions used could result in a significantly different estimate of the fair value of the reporting units and could materially change the impairment charge related to goodwill and tradenames.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820"), established a three-tier fair value hierarchy, which prioritizes the use of inputs used in measuring fair value as follows:

Level 1    Observable inputs such as quoted prices in active markets for identical assets and liabilities;
Level 2    Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3    Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

		December 31, 2012		March 31, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
First Lien Notes	Level 2	$365,000	$335,800	$365,000	$326,675
Second Lien Notes	Level 2	104,889	92,303	104,889	79,191
Revolving Credit Facility	Level 2	20,000	18,000	7,000	5,810
Redeemable Financial Instrument	Level 3	4,404	3,964	—	—

The fair value of the First Lien Notes, the Second Lien Notes and the Revolving Credit Facility is estimated using quoted market prices for the same or similar issues. The fair value of the Redeemable Financial Instrument is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor.

As of December 31, 2012 and March 31, 2012, the Company did not have financial assets or liabilities that would require measurement on a recurring basis, based on the guidance in ASC 820. The carrying amount for cash and cash equivalents, trade receivable, accounts payable and accrued expenses approximates fair value, due to the short-term nature of these items.

In addition, the Company may be required to record non-financial assets and liabilities at fair value on a nonrecurring basis. The Company was not required to record any non-financial assets and liabilities at fair value during the nine months ended December 31, 2012.

(6) Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the "2010 Revolving Credit Facility"). The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million less outstanding letters of credits.

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%, and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case plus a margin. The weighted-average effective interest rate under the 2010 Revolving Credit Facility was 8.25% as of December 31, 2012 and March 31, 2012.

In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during the nine months ended December 31, 2012 and 2011 were insignificant.

During the nine months ended December 31, 2012, the Company borrowed $60.5 million and repaid $47.5 million under the 2010 Revolving Credit Facility. At December 31, 2012, the Company has available borrowing capacity of $15.6 million after considering the $20.0 million outstanding balance and the $4.4 million outstanding letters of credit. The outstanding balance of the 2010 Revolving Credit Facility on December 31, 2012 of $20.0 million is included in non-current liabilities in the unaudited condensed consolidated balance sheet, as the outstanding balance is not due until December 2015.

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

As of December 31, 2012, the Company was in compliance with its covenants under the 2010 Revolving Credit Facility.

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

(7) Senior Secured Notes

In December 2010, we issued (i) $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum and mature in December 2017 (the “First Lien Notes”), and (ii) $104.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum and mature in June 2018 (the “Second Lien Notes”). The First Lien Notes and the Second Lien Notes are referred to herein collectively as the Senior Secured Notes. Interest on the Senior Secured Notes is payable semi-annually on June 15th and December 15th of each year and is computed on the basis of a 360 day year comprised of twelve 30 day months.

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

As of December 31, 2012, the Company’s total principal amount of Senior Secured Notes was approximately $469.9 million, consisting of $365.0 million principal amount of First Lien Notes and $104.9 million principal amount of Second Lien Notes.

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

As of December 31, 2012, the Company was in compliance with all of the covenants under the indentures governing the Senior Secured Notes.

Registration Rights Agreement

In connection with the issuance of the First Lien Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the holders and the guarantors of the First Lien Notes, which, among other things, required the Company to file an exchange offer registration statement with the Securities and Exchange Commission (the “SEC”). Pursuant to the Registration Rights Agreement, the Company was required to offer to exchange (the "Exchange Offer") up to $365.0 million of the 11.5% senior notes due December 2017 (the “Exchange Notes”), which were registered under the Securities Act of 1933, as amended (the “Securities Act”), for up to $365.0 million of our First Lien Notes, which we issued in December 2010.

The terms of the Exchange Notes are identical to the terms of the First Lien Notes, except that the transfer restrictions, registration rights and additional interest provisions relating to the First Lien Notes do not apply to the Exchange Notes.

The Company was required to commence the Exchange Offer once the exchange offer registration statement was declared effective by the SEC and use commercially reasonable efforts to complete the Exchange Offer no later than February 24, 2012. Since the Exchange Offer was not completed by February 24, 2012, a registration default occurred (the “Registration Default”) and the interest rate on the First Lien Notes was subject to increase by (a) 0.25% per annum for the 90 days in the period from February 24, 2012 to May 24, 2012, (b) 0.50% per annum for the 90 days in the period from May 25, 2012 to August 24, 2012 and (c) 0.75% per annum for the period from August 25, 2012 to November 20, 2012, the date the Registration Default was cured.

On August 22, 2012, the Company filed a registration statement with the SEC. On October 19, 2012, the registration statement, as amended, was declared effective by the SEC and the Company commenced the Exchange Offer for the First Lien Notes. The Registration Default was cured on November 20, 2012 upon the completion of the Exchange Offer. The Company incurred approximately $1.3 million in additional interest on the First Lien Notes due to the Registration Default for the period from February 24, 2012 through the date the Registration Default was cured. The Registration Default did not impact our compliance with the indentures governing the First Lien Notes and the Second Lien Notes or the 2010 Revolving Credit Facility.

(8) Related Party Transactions

Certain of the Company’s stockholders held significant equity interests in Vertis, Inc. (“Vertis”). Vertis performed significant portions of the Company’s Celebrity Brands pre-press operations until November 2011. Purchases of these services from Vertis totaled $1.3 million during the nine months ended December 31, 2011. Vertis has not performed services to the Company during the nine months ended December 31, 2012 and the Company has no outstanding payables to Vertis at December 31, 2012.

(9) Investments in Joint Ventures and Redeemable Noncontrolling Interest

Mr. Olympia, LLC

In April 2005, the Company entered into a limited liability company agreement to form a joint venture, Mr. Olympia, LLC (“Olympia”), to manage and promote the Mr. Olympia fitness events. In September 2011, the Company and the other limited liability company member entered into an amendment to the limited liability company agreement (the "Amendment"), which among things, extended the time period that the Company could be required to purchase all of the limited liability company units, from the other member, from April 2015 to October 2019, for a fixed price of $3.0 million cash (the "Olympia Put Option"). The Amendment also extended the time period that the Company could require the other limited liability company member to sell to the Company all of its limited liability company units from April 2015 to April 2020, for $3.0 million cash (the “Olympia Call Option”).

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

The License Fee has been recorded as other identified intangibles and the remaining payable of $0.3 million, as of December 31, 2012, is reflected in accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet.

The Company follows the accounting for noncontrolling interest in equity that are redeemable at terms other than fair value. Accordingly, the Company has reflected the noncontrolling interest's equity within temporary equity for the Olympia joint venture as the Olympia joint venture’s securities are currently redeemable pursuant to the terms of the Olympia Put Option. As a result, the Company has recorded the Olympia Put Option, at a minimum, equal to the maximum redemption amount as “Redeemable noncontrolling interest” in the accompanying unaudited condensed consolidated balance sheets.

Olympia’s net income during the nine months ended December 31, 2012 and 2011 was $0.7 million and $0.5 million, respectively.

Radar Online, LLC

In October 2008, the Company entered into a limited liability company agreement to form Radar Online, LLC, a joint venture ("Radar"), to manage RadarOnline.com, a website focusing on celebrity and entertainment news. Though the Company owns 50% of Radar and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Radar using the equity method. The operating results of Radar were insignificant to the Company’s unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2012 and 2011. The management fees receivable from Radar totaled $2.2 million as of December 31, 2012 and March 31, 2012. The management fees are fully reserved due to Radar's inability to pay the management fees at this time and revenue has not been recognized during the nine months ended December 31, 2012 and 2011 related to those management fees.

Odyssey Magazine Publishing Group, Inc. (formerly known as Odyssey Magazine Publishing Group, LLC)

In June 2011, the Company entered into a limited liability company agreement to form a joint venture, Odyssey Magazine Publishing Group, LLC (“Odyssey”). Odyssey was initially capitalized by the Company and the other limited liability company member (the “LLC Member”) with a total of $23.0 million in cash and each of the Company and the LLC Member received an initial 50% ownership interest in Odyssey. In connection with the formation of Odyssey, the Company and the LLC Member entered into a management services agreement (the “Management Services Agreement”) in June 2011. Pursuant to the Management Services Agreement, the Company is responsible for the day-to-day operations and management of Odyssey.

The LLC Member of Odyssey had a put right (the “Odyssey Put Option”) that could have been exercised at any time by delivering notice to the Company that it should promptly purchase all of the LLC Member’s units. The Odyssey Put Option, which related to all of the membership interests in the limited liability company owned by the LLC Member, provided that the cash consideration to be paid for their interests be at a price equal to the LLC Member’s aggregate capital contribution less any distributions received. As of March 31, 2012, the Odyssey Put Option equaled $12.5 million and is reflected as "Redeemable noncontrolling interest" in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2012. Through March 31, 2012, the Company had a variable interest in the Odyssey joint venture, a variable interest entity. The Odyssey joint venture was deemed a variable interest entity because there was insufficient equity investment at risk. The Company concluded it was the primary beneficiary because the holder of the Odyssey Put Option had the ability to cause the Company to absorb the potential losses of the joint venture and the Company controlled the activities that most significantly impacted the economic performance of Odyssey. As a result, the Company accounted for the Odyssey joint venture as a consolidated subsidiary.

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

In connection with the Conversion, the Company and the LLC Member entered into a preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) wherein the Company will purchase the LLC Member’s shares of Series A Preferred Stock in Odyssey Corporation for approximately $7.2 million, payable on a quarterly basis through March 31, 2014. In accordance with the Preferred Stock Purchase Agreement, the Membership Interest Purchase Agreement and the limited liability company agreement, including any amendments thereto, were terminated. All other terms of the Preferred Stock Purchase Agreement are substantially the same as the Membership Interest Purchase Agreement. The Company has paid approximately $2.1 million and the remaining discounted obligation under the Preferred Stock Purchase Agreement is reflected as redeemable financial instrument in the unaudited condensed consolidated balance sheet. The remaining undiscounted obligation of $5.0 million will be paid as follows: $4.0 million during the remainder of fiscal 2013 and $1.0 million during fiscal 2014.

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

On April 3, 2012, the Second Circuit issued a decision reversing the dismissal of the lawsuit and reinstating the antitrust and state law claims (except the defamation claim, which Anderson withdrew), and, on January 7, 2013, the United States Supreme Court declined to review the Second Circuit decision. Following the Second Circuit decision, the case has been proceeding in the District Court, which entered a case management plan and scheduling order on October 12, 2012 that calls for all fact discovery to be completed by July 12, 2013 and expert discovery to be completed by November 4, 2013. The parties now are engaged in discovery.

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

(11) Acquisitions

Soap Opera Digest

In July 2012, the Company acquired Soap Opera Digest magazine pursuant to a purchase agreement for one U.S. dollar plus the assumption of certain liabilities. The Company had previously been operating Soap Opera Digest magazine under a licensing agreement since April 2011 and the results of operations have been included in the unaudited condensed consolidated financial statements since April 2011. The Company has accounted for this transaction using the acquisition method of accounting. The acquisition related expenses incurred during the second fiscal quarter of 2013 were not significant and are included in selling, general and administrative expenses in the unaudited condensed consolidated financial statements.

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

For the three and nine months ended December 31, 2011, the reported revenue was $7.2 million and $16.1 million, respectively, and the operating loss was $1.2 million and $2.3 million, respectively, which is included in the accompanying financial statements.

For the three and nine months ended December 31, 2012, the reported revenue was $8.2 million and $22.3 million, respectively, and the operating income was $1.4 million and $1.9 million, respectively, which is included in the accompanying financial statements.

Supplemental Pro Forma Data

The following unaudited pro forma information gives effect to the OK! Weekly acquisition that was completed in June 2011 as if it had occurred on April 1, 2011. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on April 1, 2011. Such information for the nine months ended December 31, 2011 is based on historical financial information with respect to the acquisition and does not include operations or other changes which might have been effected by the Company.

Nine Months Ended
(in thousands)	December 31, 2011
Operating revenues	$290,637
Net loss	$(1,352)

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

Segment Data

The following table presents the operating results in the Company’s five reporting segments for the three and nine months ended December 31, 2012 and 2011, respectively, and the assets employed as of December 31, 2012 and March 31, 2012. The information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2012	2011	2012	2011
Operating revenues
Celebrity Brands	$57,653	$56,631	$167,283	$172,292
Women's Active Lifestyle Group	8,707	11,485	35,594	47,978
Men's Active Lifestyle Group	14,227	13,707	45,294	45,980
Publishing Services	6,503	7,148	19,272	22,033
Corporate and Other	135	420	661	2,689
Unallocated corporate (eliminations) (2)	(1,906)	(1,615)	(5,675)	(5,068)
Total operating revenues	$85,319	$87,776	$262,429	$285,904

Operating (loss) income (4)
Celebrity Brands	$(21,677)	$16,285	$15,304	$50,640
Women's Active Lifestyle Group	(6,059)	(533)	(2,969)	8,509
Men's Active Lifestyle Group	(3,902)	4,457	5,197	14,453
Publishing Services	1,184	1,048	2,878	2,723
Corporate and Other (1)	(11,784)	(9,750)	(36,805)	(31,294)
Total operating (loss) income	$(42,238)	$11,507	$(16,395)	$45,031

Depreciation and amortization
Celebrity Brands	$809	$812	$2,355	$2,279
Women's Active Lifestyle Group	113	—	242	—
Men's Active Lifestyle Group	104	14	241	38
Publishing Services	156	330	546	1,013
Corporate and Other	1,249	832	3,835	2,385
Total depreciation and amortization	$2,431	$1,988	$7,219	$5,715

Impairment of goodwill and intangible assets
Celebrity Brands	$42,801	$—	$42,801	$—
Women's Active Lifestyle Group	3,925	—	3,925	—
Men's Active Lifestyle Group	7,797	—	7,797	—
Total impairment of goodwill and intangible assets	$54,523	$—	$54,523	$—

Amortization of deferred rack costs
Celebrity Brands	$1,851	$2,821	$6,240	$7,644
Women's Active Lifestyle Group	63	97	222	253
Men's Active Lifestyle Group	5	16	22	23
Total amortization of deferred rack costs	$1,919	$2,934	$6,484	$7,920

Total Assets	December 31, 2012	March 31, 2012
Celebrity Brands	$341,003	$395,215
Women's Active Lifestyle Group	66,366	76,192
Men's Active Lifestyle Group	112,374	115,788
Publishing Services	8,207	7,223
Corporate and Other (3)	47,775	57,230
Total assets	$575,725	$651,648

(1)
For the three months ended December 31, 2012 and 2011, the Corporate and Other segment includes income tax benefit of $0.1 million and $0.7 million, interest expense of $15.2 million and $14.4 million and amortization of deferred debt costs of $0.4 million and $0.3 million, respectively. For the nine months ended December 31, 2012 and 2011, the Corporate and Other segment includes income tax benefit of $1.6 million and $0.3 million, interest expenses of $45.0 million and $43.8 million and amortization of deferred debt costs of $1.1 million and $1.3 million, respectively.

(2)	This amount represents revenues from intersegment transactions primarily with the Publishing Services segment.

(3)	Amounts are primarily comprised of inventories, prepaid expenses, property and equipment, deferred debt costs and certain other assets.

(4)
Operating income (loss) includes the pre-tax non-cash impairment charge of $47.3 million and $7.2 million to reduce the carrying value of goodwill and tradenames, respectively, during the fiscal quarter ended December 31, 2012. The Company is currently finalizing the second step of the goodwill impairment test. As a result, the impairment charge related to goodwill is an estimate and was recorded since the amount of the impairment charge was both probable and reasonably estimable as of December 31, 2012. The Company will adjust the amount of the impairment charge, as necessary, based upon finalizing the valuation during the fourth fiscal quarter of 2013.

Geographic Data

The Company operates principally in two geographic areas, the United States of America and Europe (primarily the United Kingdom). There were no significant transfers between geographic areas during the three or nine months ended December 31, 2012 and 2011. The following table presents revenue by geographical area for the three and nine months ended December 31, 2012 and 2011 and all identifiable assets related to the operations in each geographic area as of December 31, 2012 and March 31, 2012:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2012	2011	2012	2011
Operating revenues:
United States of America	$82,126	$84,528	$252,794	$275,835
Europe	3,193	3,248	9,635	10,069
Total operating revenues	$85,319	$87,776	$262,429	$285,904

(in thousands)	December 31, 2012	March 31, 2012
Assets:
United States of America	$566,596	$641,754
Europe	9,129	9,894
Total assets	$575,725	$651,648

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

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2012
(in thousands)

ASSETS	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$7,653	$1,876	$—	$9,529
Trade receivables, net	—	34,361	1,880	—	36,241
Inventories	—	11,645	519	—	12,164
Prepaid expenses and other current assets	—	19,744	714	(5,487)	14,971
Total current assets	—	73,403	4,989	(5,487)	72,905
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,882	—	—	3,882
Furniture, fixtures and equipment	—	39,783	685	—	40,468
Less – accumulated depreciation	—	(25,586)	(545)	—	(26,131)
Total property and equipment, net	—	18,079	140	—	18,219
OTHER ASSETS:
Deferred debt costs, net	10,159	—	—	—	10,159
Deferred rack costs, net	—	7,166	—	—	7,166
Other long-term assets	—	1,631	—	—	1,631
Investment in subsidiaries	506,065	1,110	—	(507,175)	—
Total other assets	516,224	9,907	—	(507,175)	18,956
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	182,388	4,510	—	186,898
Other identified intangibles, net	—	272,747	6,000	—	278,747
Total goodwill and other identified intangible assets	—	455,135	10,510	—	465,645
TOTAL ASSETS	$516,224	$556,524	$15,639	$(512,662)	$575,725
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$20,318	$511	$—	$20,829
Accrued expenses and other liabilities	—	6,957	4,022	16,804	27,783
Accrued interest	2,800	—	—	—	2,800
Redeemable financial instruments	3,597	—	—	—	3,597
Deferred revenues	—	32,432	373	—	32,805
Total current liabilities	6,397	59,707	4,906	16,804	87,814
NON-CURRENT LIABILITIES:
Senior secured notes, net	469,889	—	—	—	469,889
Revolving credit facility	20,000	—	—	—	20,000
Redeemable financial instruments, less current portion	807	—	—	—	807
Other non-current liabilities	—	4,133	—	—	4,133
Deferred income taxes	—	95,633	48	(22,291)	73,390
Due (from) to affiliates	102,439	(106,571)	4,132	—	—
Total liabilities	599,532	52,902	9,086	(5,487)	656,033
Redeemable noncontrolling interest	—	—	3,000	—	3,000
STOCKHOLDER'S (DEFICIT) EQUITY:
Total stockholder's (deficit) equity	(83,308)	503,622	3,553	(507,175)	(83,308)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$516,224	$556,524	$15,639	$(512,662)	$575,725

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2012
(in thousands)

ASSETS	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,185	$2,041	$—	$5,226
Trade receivables, net	—	49,293	2,245	—	51,538
Inventories	—	16,527	506	—	17,033
Prepaid expenses and other current assets	—	24,287	848	(5,484)	19,651
Total current assets	—	93,292	5,640	(5,484)	93,448
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,991	—	—	3,991
Furniture, fixtures and equipment	—	36,012	613	—	36,625
Less – accumulated depreciation	—	(24,232)	(463)	—	(24,695)
Total property and equipment, net	—	15,771	150	—	15,921
OTHER ASSETS:
Deferred debt costs, net	11,222	—	—	—	11,222
Deferred rack costs, net	—	9,966	—	—	9,966
Other long-term assets	—	1,622	—	—	1,622
Investment in subsidiaries	535,305	(79)	—	(535,226)	—
Total other assets	546,527	11,509	—	(535,226)	22,810
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	229,734	4,510	—	234,244
Other identified intangibles, net	—	279,225	6,000	—	285,225
Total goodwill and other identified intangible assets	—	508,959	10,510	—	519,469
TOTAL ASSETS	$546,527	$629,531	$16,300	$(540,710)	$651,648
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$15,237	$923	$—	$16,160
Accrued expenses and other liabilities	—	13,610	5,776	10,153	29,539
Accrued interest	17,254	—	—	—	17,254
Redeemable financial instruments	—	—	—	—	—
Deferred revenues	—	36,740	734	—	37,474
Total current liabilities	17,254	65,587	7,433	10,153	100,427
NON-CURRENT LIABILITIES:
Senior secured notes, net	469,889	—	—	—	469,889
Revolving credit facility	7,000	—	—	—	7,000
Redeemable financial instruments, less current portion	—	—	—	—	—
Other non-current liabilities	—	4,367	—	—	4,367
Deferred income taxes	—	91,408	(75)	(15,639)	75,694
Due (from) to affiliates	73,733	(77,987)	4,254	—	—
Total liabilities	567,876	83,375	11,612	(5,486)	657,377
Redeemable noncontrolling interest	—	12,620	3,000	—	15,620
STOCKHOLDER'S (DEFICIT) EQUITY:
Total stockholder's (deficit) equity	(21,349)	533,536	1,688	(535,224)	(21,349)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$546,527	$629,531	$16,300	$(540,710)	$651,648

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$55,419	$1,137	$—	$56,556
Advertising	—	21,154	1,634	—	22,788
Other	—	5,766	209	—	5,975
Total operating revenues	—	82,339	2,980	—	85,319
OPERATING EXPENSES:
Editorial	—	9,832	220	—	10,052
Production	—	23,099	798	—	23,897
Distribution, circulation and other cost of sales	—	16,081	587	—	16,668
Selling, general and administrative	—	19,316	670	—	19,986
Depreciation and amortization	—	2,413	18	—	2,431
Impairment of goodwill and intangible assets	—	54,523	—	—	54,523
Total operating expenses	—	125,264	2,293	—	127,557
OPERATING (LOSS) INCOME	—	(42,925)	687	—	(42,238)
OTHER INCOME (EXPENSE):
Interest expense	(15,202)	(29)	—	—	(15,231)
Amortization of deferred debt costs	(367)	—	—	—	(367)
Other income (expense), net	—	(241)	—	—	(241)
Total other expense, net	(15,569)	(270)	—	—	(15,839)
LOSS (INCOME) BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN (LOSSES) EARNINGS OF CONSOLIDATED SUBSIDIARIES	(15,569)	(43,195)	687	—	(58,077)
(BENEFIT) PROVISION FOR INCOME TAXES	(5,545)	5,358	47	—	(140)
EQUITY IN (LOSSES) EARNINGS OF CONSOLIDATED SUBSIDIARIES	(47,871)	712	—	47,159	—
NET (LOSS) INCOME	(57,895)	(47,841)	640	47,159	(57,937)
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	42	—	42
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$(57,895)	$(47,841)	$682	$47,159	$(57,895)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(57,895)	$(47,841)	$640	$47,159	$(57,937)
Foreign currency translation adjustment	—	—	3	—	3
Comprehensive (loss) income	(57,895)	(47,841)	643	47,159	(57,934)
Less: comprehensive loss (income) attributable to the noncontrolling interest	—	—	42	—	42
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(57,895)	$(47,841)	$685	$47,159	$(57,892)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$160,244	$3,699	$—	$163,943
Advertising	—	71,396	5,029	—	76,425
Other	—	17,352	4,709	—	22,061
Total operating revenues	—	248,992	13,437	—	262,429
OPERATING EXPENSES:
Editorial	—	30,077	1,081	—	31,158
Production	—	69,194	4,285	—	73,479
Distribution, circulation and other cost of sales	—	48,970	1,926	—	50,896
Selling, general and administrative	—	58,508	3,041	—	61,549
Depreciation and amortization	—	7,164	55	—	7,219
Impairment of goodwill and intangible assets	—	54,523	—	—	54,523
Total operating expenses	—	268,436	10,388	—	278,824
OPERATING (LOSS) INCOME	—	(19,444)	3,049	—	(16,395)
OTHER INCOME (EXPENSE):
Interest expense	(44,985)	(29)	—	—	(45,014)
Amortization of deferred debt costs	(1,063)	—	—	—	(1,063)
Other income (expense), net	—	(251)	—	—	(251)
Total other expense, net	(46,048)	(280)	—	—	(46,328)
LOSS (INCOME) BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN (LOSSES) EARNINGS OF CONSOLIDATED SUBSIDIARIES	(46,048)	(19,724)	3,049	—	(62,723)
(BENEFIT) PROVISION FOR INCOME TAXES	(17,441)	15,627	244	—	(1,570)
EQUITY IN (LOSSES) EARNINGS OF CONSOLIDATED SUBSIDIARIES	(33,285)	1,323	—	31,962	—
NET (LOSS) INCOME	(61,892)	(34,028)	2,805	31,962	(61,153)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(739)	—	(739)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(61,892)	$(34,028)	$2,066	$31,962	$(61,892)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(61,892)	$(34,028)	$2,805	$31,962	$(61,153)
Foreign currency translation adjustment	—	—	(17)	—	(17)
Comprehensive (loss) income	(61,892)	(34,028)	2,788	31,962	(61,170)
Less: comprehensive income attributable to the noncontrolling interest	—	—	(739)	—	(739)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(61,892)	$(34,028)	$2,049	$31,962	$(61,909)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$54,651	$1,335	$—	$55,986
Advertising	—	23,374	1,617	—	24,991
Other	—	6,248	551	—	6,799
Total operating revenues	—	84,273	3,503	—	87,776
OPERATING EXPENSES:
Editorial	—	9,819	360	—	10,179
Production	—	26,274	789	—	27,063
Distribution, circulation and other cost of sales	—	18,346	674	—	19,020
Selling, general and administrative	—	17,192	827	—	18,019
Depreciation and amortization	—	1,974	14	—	1,988
Total operating expenses	—	73,605	2,664	—	76,269
OPERATING INCOME	—	10,668	839	—	11,507
OTHER INCOME (EXPENSE):
Interest expense	(14,397)	—	—	—	(14,397)
Amortization of deferred debt costs	(325)	—	—	—	(325)
Other income (expense), net	—	(458)	—	—	(458)
Total other expense, net	(14,722)	(458)	—	—	(15,180)
LOSS (INCOME) BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(14,722)	10,210	839	—	(3,673)
(BENEFIT) PROVISION FOR INCOME TAXES	706	(1,632)	186	—	(740)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	12,939	433	—	(13,372)	—
NET INCOME (LOSS)	(2,489)	12,275	653	(13,372)	(2,933)
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	546	(102)	—	444
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,489)	$12,821	$551	$(13,372)	$(2,489)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET INCOME (LOSS)	$(2,489)	$12,275	$653	$(13,372)	$(2,933)
Foreign currency translation adjustment	—	—	24	—	24
Comprehensive income (loss)	(2,489)	12,275	677	(13,372)	(2,909)
Less: comprehensive loss (income) attributable to the noncontrolling interest	—	546	(102)	—	444
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,489)	$12,821	$575	$(13,372)	$(2,465)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$164,355	$4,048	$—	$168,403
Advertising	—	87,055	5,111	—	92,166
Other	—	20,954	4,381	—	25,335
Total operating revenues	—	272,364	13,540	—	285,904
OPERATING EXPENSES:
Editorial	—	31,133	1,027	—	32,160
Production	—	80,791	4,200	—	84,991
Distribution, circulation and other cost of sales	—	57,404	1,957	—	59,361
Selling, general and administrative	—	55,760	2,886	—	58,646
Depreciation and amortization	—	5,677	38	—	5,715
Total operating expenses	—	230,765	10,108	—	240,873
OPERATING INCOME	—	41,599	3,432	—	45,031
OTHER INCOME (EXPENSE):
Interest expense	(43,850)	14	—	—	(43,836)
Amortization of deferred debt costs	(1,254)	—	—	—	(1,254)
Other income (expense), net	—	(1,098)	(301)	—	(1,399)
Total other expense, net	(45,104)	(1,084)	(301)	—	(46,489)
LOSS (INCOME) BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(45,104)	40,515	3,131	—	(1,458)
(BENEFIT) PROVISION FOR INCOME TAXES	(6,649)	5,768	579	—	(302)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	37,692	1,350	—	(39,042)	—
NET (LOSS) INCOME	(763)	36,097	2,552	(39,042)	(1,156)
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	995	(602)	—	393
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(763)	$37,092	$1,950	$(39,042)	$(763)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(763)	$36,097	$2,552	$(39,042)	$(1,156)
Foreign currency translation adjustment	—	—	97	—	97
Comprehensive (loss) income	(763)	36,097	2,649	(39,042)	(1,059)
Less: comprehensive loss (income) attributable to the noncontrolling interest	—	995	(602)	—	393
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(763)	$37,092	$2,047	$(39,042)	$(666)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(50,868)	$59,641	$1,124	$(310)	$9,587
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(6,985)	—	—	(6,985)
Purchase of intangible assets	—	(1,785)	—	—	(1,785)
Proceeds from sale of assets	—	80	—	—	80
Investment in Radar	—	(350)	—	—	(350)
Other	—	—	(300)	—	(300)
Net cash used in investing activities	—	(9,040)	(300)	—	(9,340)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	60,500	—	—	—	60,500
Repayment to revolving credit facility	(47,500)	—	—	—	(47,500)
Payments to noncontrolling interest holders of Odyssey	(8,279)	—	—	—	(8,279)
Payments to noncontrolling interest holders of Olympia	—	—	(679)	—	(679)
Due to (from) affiliates	46,147	(46,147)	—	—	—
Dividends paid to parent	—	—	(310)	310	—
Net cash provided by (used in) financing activities	50,868	(46,147)	(989)	310	4,042
Effect of exchange rate changes on cash	—	14	—	—	14
Net increase (decrease) in Cash and Cash Equivalents	—	4,468	(165)	—	4,303
Cash and Cash Equivalents, Beginning of Period	—	3,185	2,041	—	5,226
Cash and Cash Equivalents, End of Period	$—	$7,653	$1,876	$—	$9,529

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(71,682)	$76,083	$1,581	$(1,000)	$4,982
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(6,840)	—	—	(6,840)
Proceeds from sale of assets	—	71	—	—	71
Investment in Radar	—	(1,100)	—	—	(1,100)
Acquisition of OK! Magazine	—	(23,000)	—	—	(23,000)
Other	—	—	(300)	—	(300)
Net cash used in investing activities	—	(30,869)	(300)	—	(31,169)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	52,500	—	—	—	52,500
Repayments to revolving credit facility	(32,500)	—	—	—	(32,500)
Senior secured notes redemption	(20,000)	—	—	—	(20,000)
Redemption premium payment	(600)	—	—	—	(600)
Proceeds in Odyssey from noncontrolling interest holders	—	13,500	—	—	13,500
Payments to noncontrolling interest holders of Odyssey	—	(500)	—	—	(500)
Payments to noncontrolling interest holders of Olympia	—	—	(539)	—	(539)
Due to (from) affiliates	72,282	(72,282)	—	—	—
Dividends paid to parent	—	—	(1,000)	1,000	—
Net cash provided by (used in) financing activities	71,682	(59,282)	(1,539)	1,000	11,861
Effect of exchange rate changes on cash	—	(291)	—	—	(291)
Net increase (decrease) in Cash and Cash Equivalents	—	(14,359)	(258)	—	(14,617)
Cash and Cash Equivalents, Beginning of Period	—	19,677	1,608	—	21,285
Cash and Cash Equivalents, End of Period	$—	$5,318	$1,350	$—	$6,668

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

EXECUTIVE SUMMARY

We are a leading content centric media company specializing in the fields of celebrity journalism and active life style. Our well known brands include, but are not limited to, National Enquirer, Star, OK! Weekly, Globe, National Examiner, Shape, Fit Pregnancy, Natural Health, Men's Fitness, Muscle & Fitness and Flex. We distribute our content across multiple platforms including print, digital, mobile, tablets and video. We circulate our print publications utilizing single copy and subscription sales using the U.S. Postal Service, national distributors, wholesalers and retailers. Total circulation of our print publications with a frequency of six or more times per year, were approximately 6.0 million copies per issue during the nine months ended December 31, 2012.

Our operating revenue is derived from the sale of our media content through print and digital platforms (including websites, mobile websites, tablets and video), as well as from advertisements placed within those platforms. Our print circulation revenue represented approximately 62% of our operating revenue for the nine months ended December 31, 2012 and single copy sales accounted for approximately 78% of the print circulation revenue with the remaining 22% coming from subscription sales. Our print and digital advertising revenue, generated by national advertisers represented approximately 27% and 1%, respectively, of our operating revenue for the nine months ended December 31, 2012.

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

References to our third fiscal quarter (e.g. "third fiscal quarter of 2013") refer to our fiscal quarter ended December 31st of the applicable fiscal year. Each fiscal year ends on March 31st.

CURRENT DEVELOPMENTS AND MANAGEMENT ACTION PLANS

Current Developments

During the nine months ended December 31, 2012, we continued our transformation into a content centric media group by expanding the availability of our print content through a number of different digital platforms (e.g. websites, mobile websites, digital applications and social media).

We continue to develop our Shape.com website, our tablet editions of Shape magazine and the Shape wireless application protocol ("WAP") site for all mobile platforms. We are partnering with other websites such as Yahoo’s Shine and She Knows and leveraging social media such as Facebook, Twitter and Pinterest to further promote the Shape brand and distribute our content. During the nine months ended December 31, 2012, digital advertising revenue for Shape increased 40% over the nine months ended December 31, 2011 and currently represents 15% of Shape’s total revenue. Accordingly, we believe the audiences’ continued response to the digital distribution of Shape content has been very positive.

We are continuing our innovation of single-subject, single-sponsored digital magazines or "digi-mags" for both Apple and Android operating systems. With the continued successes achieved in the digital distribution of Shape’s content, we are continuing to expand our digital distribution platform across our other well-known brands with the launch of "digi-mags" for Men’s Fitness, an e-commerce website for Muscle & Fitness and building out our other websites, as well as launching digital editions for all our brands on the Apple Newsstand, Zinio, Amazon Kindle, Barnes & Noble’s Nook and Google Newsstand. As of December 31, 2012, approximately 351,300, or 11% of our total paid subscription base is delivered digitally. Our digital delivery of 11% is estimated to be twice that of the anticipated industry level of 5%.

In August 2012, the Company filed a Registration Statement with the Securities and Exchange Commission (the "SEC") to offer to exchange (the "Exchange Offer") up to $365.0 million of the 11.5% senior notes due December 2017 (the "Exchange Notes"), which were registered under the Securities Act of 1933, as amended (the "Securities Act"), for up to $365.0 million of our 11.5% first lien notes due December 2017 (the "First Lien Notes"), which we issued in December 2010. On October 19, 2012, the Registration Statement, as amended (the "Exchange Offer Registration Statement"), was declared effective by the SEC and the Company commenced the Exchange Offer for the First Lien Notes. The Company had been in registration default since February 2012 and the interest on the First Lien Notes increased 0.25% per annum for each 90 day period until the registration default was cured. The registration default was cured upon the completion of the Exchange Offer on November 20, 2012 and the Company incurred approximately $1.3 million in additional interest due to the registration default. See Liquidity and Capital Resources for further discussion regarding the First Lien Notes, the registration rights agreement and the registration default.

In late October 2012, Superstorm Sandy (the "Storm") impacted the Mid-Atlantic and Northeast regions of the United States, causing extensive property damage and power outages. We sustained property losses, incurred extra expenses and realized some modest business interruption and are in the process of filing a claim with our insurance carriers.

During the fiscal quarter ended December 31, 2012, we recorded an estimated pre-tax non-cash impairment charge of $54.5 million to reduce the carrying value of goodwill and tradenames in certain reporting units. We are currently finalizing the second step of the goodwill impairment test. As a result, the impairment charge related to goodwill is an estimate and was recorded since the amount of the impairment charge was both probable and reasonably estimable as of December 31, 2012. We will adjust the amount of the goodwill impairment charge, as necessary, based upon finalizing the valuation during the fourth fiscal quarter of 2013.

In January 2013, we entered into a partnership with USA Today to collaborate on the development, publication and distribution of certain special interest publications (the "Publications") that will be published under the USA Today brand. We will have a non-exclusive right to use and display the USA Today trademarks in connection with the publication, distribution and promotion of the Publications.

Management Action Plans for Revenue Enhancement and Cost Savings

During the nine months ended December 31, 2012, we developed and implemented management action plans that we expect to result in revenue enhancements of $7.9 million and operating income of $2.8 million from the publishing of 26 additional pop iconic special issues in the Celebrity Brands segment. In addition to the revenue enhancements, we developed and implemented management action plans that we expect to result in $13.2 million of cost savings in fiscal year ended March 31, 2013 (the "2013 Management Action Plans"). The expense improvements were primarily in the manufacturing area related to the renegotiation and extension of our RR Donnelly printing contract, print order efficiency plan, paper rate savings based on our in-house purchasing strategy, reduced book sizes and reduced employee related expenses.

During fiscal year 2012, we developed and implemented management action plans totaling $31.7 million of cost savings in fiscal year 2012 (the "2012 Management Action Plans"). The expense reductions were primarily in the production area related to the renegotiation and extension of our RR Donnelly printing contract, print order reductions to increase efficiencies for all of our publications, reduced book sizes to be comparable to our competitive set, reduced general and administrative and employee related expenses, as well as paper rate savings based on our in-house purchasing strategy. We will continue to receive cost savings from the 2012 Management Action Plans throughout fiscal year 2013 and beyond.

Reference to Management Action Plans refers to the 2013 Management Action Plans and the 2012 Management Action Plans, collectively.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

Operating Revenue

Our circulation revenue represented approximately 66% and 64% of our operating revenue during the three months ended December 31, 2012 and 2011, respectively. Single copy sales accounted for approximately 78% and 77% of such circulation revenue during the three months ended December 31, 2012 and 2011, respectively. The remainder of circulation revenues was from subscription sales.

Our advertising revenues are generated by national advertisers, including packaged goods, sports nutrition products, automotive, entertainment, pharmaceutical, sports apparel, beauty, cosmetics, fashion and direct response. Our print advertising revenues accounted for approximately 24% and 26% of our total operating revenues during the three months ended December 31, 2012 and 2011, respectively. Our digital advertising revenues accounted for approximately 2% of our total operating revenue during the three months ended December 31, 2012 and 2011.

Total operating revenue decreased $2.5 million, or 3%, primarily due to a $2.2 million, or 9%, decrease in advertising revenue. This decrease is a direct result of the impact of the Storm which caused ad agencies to close for several weeks, which delayed media planning and cancellation of many print media commitments.

Operating Expenses

Total operating expenses, before the $54.5 million non-cash charge for impairment of goodwill and tradenames, decreased $3.2 million, or 4%, due to planned expense reductions pursuant to the 2013 Management Action Plans in the following areas: $3.2 million in production, $2.4 million in distribution and circulation expenses and $0.1 million in editorial expenses. These reductions have been partially offset by an increase of $2.0 million in selling, general and administrative expenses, primarily attributable to our investment in our digital plan, coupled with duplicative expenses incurred due to the Storm, and the $0.4 million increase in depreciation and amortization.

Interest Expense

Interest expense increased $0.8 million, or 6%, primarily due to the higher interest rates on the First Lien Notes resulting from the registration default during the three months ended December 31, 2012.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs increased during the three months ended December 31, 2012 as compared to the same period of our prior fiscal year due to higher amortization costs resulting from the use of the effective interest method.

Income Taxes

We recorded an income tax benefit of $0.1 million and $0.7 million during the three months ended December 31, 2012 and 2011, respectively. The decrease in income tax benefit is primarily due to a lower effective tax rate which is a direct result of the non-cash charge for impairment of goodwill and tradenames during the three months ended December 31, 2012.

Net Loss

The $55.0 million increase in net loss is primarily attributable to the $53.7 million decrease in operating income. Operating income decreased due to the $51.3 million increase in operating expenses, partially offset by the $2.5 million decrease in operating revenue, each as discussed above. Operating expenses increased due to the $54.5 million non-cash charge for impairment of goodwill and tradenames.

Nine Months Ended December 31, 2012 compared to the Nine Months Ended December 31, 2011

Operating Revenue

Our circulation revenue represented approximately 62% and 59% of our operating revenue during the nine months ended December 31, 2012 and 2011, respectively. Single copy sales accounted for approximately 78% and 77% of such circulation revenue during the nine months ended December 31, 2012 and 2011, respectively. The remainder of circulation revenues was from subscription sales.

Our advertising revenues are generated by national advertisers, including packaged goods, sports nutrition products, automotive, entertainment, pharmaceutical, sports apparel, beauty, cosmetics, fashion and direct response. Our print advertising revenues accounted for approximately 27% and 31% of our total operating revenues during the nine months ended December 31, 2012 and 2011, respectively. Our digital advertising revenues accounted for approximately 1% of our total operating revenue during the nine months ended December 31, 2012 and 2011.

Total operating revenue decreased $23.5 million, or 8%, primarily due to a $15.7 million, or 17%, reduction in advertising revenue. In addition, circulation revenue declined $4.5 million, or 3%, and other revenues decreased $3.3 million, or 13%.

Advertising revenue declined due to reduced ad spending by beauty, packaged goods and pharmaceutical advertisers, primarily in Shape and Star magazines. During the nine months ended December 31, 2012, these print advertisers shifted their advertising dollars from print to broadcast for the 2012 Summer Olympics. These advertisers' ad agencies were impacted by the Storm, which caused media planning delays and cancellation of print media commitments. We are currently experiencing the return of these advertisers in Shape and Star for the fourth fiscal quarter of 2013.

Circulation revenue declined primarily due to the continued newsstand decline in the celebrity sector and continued softness in the U.S. economy, which impacts demand from our customers, coupled with the discontinuance of certain titles.

Operating Expenses

Total operating expenses, before the $54.5 million non-cash charge for impairment of goodwill and tradenames, decreased $16.6 million, or (7)%, due to planned expense reductions pursuant to the 2013 Management Action Plans in the following areas: $11.5 million in production, $8.5 million in distribution and circulation and $1.0 million in editorial expenses. These decreases have been partially offset by an increase of $2.9 million in selling, general and administrative expenses, primarily attributable to a $1.3 million bad debt expense related to a single advertiser, our continued investment in our digital strategy and the $1.5 million increase in depreciation and amortization.

Interest Expense

Interest expense increased $1.2 million, or 3%, primarily due to the higher interest rates on the First Lien Notes resulting from the registration default during the nine months ended December 31, 2012.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs declined due to a lower amortization costs during the nine months ended December 31, 2012 as a result of the redemption of senior secured notes during fiscal year 2012.

Income Taxes

We recorded an income tax benefit of $1.6 million and $0.3 million during the nine months ended December 31, 2012 and 2011, respectively. The increase is due to a $61.3 million increase in net loss before income taxes.

Net Loss

The $60.0 million increase in net loss is primarily attributable to reduced operating income of $61.4 million partially offset by the $0.2 million decrease in other expenses and the $1.3 million increase in income tax benefit. Operating income decreased due to the $23.5 million reduction in operating revenue coupled with the $38.0 million increase in operating expenses, as discussed above. Operating expenses increased due to the $54.5 million non-cash charge for impairment of goodwill and tradenames.

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

We use operating income (loss) as a primary basis for the chief operating decision maker to evaluate the performance of each of our operating segments and present operating income (loss) before impairment of goodwill and intangible assets to provide a consistent and comparable measure of our performance between periods. Management uses operating income (loss) before impairment of goodwill and intangible assets when communicating financial results to the board of directors, stockholders, debt holders and investors as well as when determining performance goals for executive compensation. Management believes this non-GAAP measure, although not a substitute for GAAP, improves comparability. Management also believes our stockholders, debt holders and investors use this measure as a gauge to assess the performance of their investment in the Company. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. Our calculations of operating income (loss) herein may be different from the calculations used by other companies, therefore comparability may be limited. The accounting policies of our operating segments are the same as those applied in our consolidated financial statements included in the Exchange Offer Registration Statement.

Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

The following information has been derived from the accompanying financial statements for three months ended December 31, 2012 and 2011:

							Percent change for the
							three months ended
	Three Months Ended						December 31,
	December 31, 2012			December 31, 2011			2012 vs. 2011
in thousands	Operating Revenues	Percent of Total	Operating Income (Loss) before Impairment	Operating Revenues	Percent of Total	Operating Income (Loss)	Operating Revenues	Operating Income (Loss)
Celebrity Brands	$57,653	68%	$21,124	$56,631	65%	$16,285	2%	30%
Women's Active Lifestyle	8,707	10%	(2,134)	11,485	13%	(533)	(24)%	300%
Men's Active Lifestyle	14,227	17%	3,895	13,707	16%	4,457	4%	(13)%
Publishing Services	6,503	8%	1,184	7,148	8%	1,048	(9)%	13%
Corporate and other	135	—%	(11,784)	420	—%	(9,750)	(68)%	21%
Intersegment eliminations	(1,906)	(2)%	—	(1,615)	(2)%	—	18%	—%
Total	$85,319	100%	$12,285	$87,776	100%	$11,507	(3)%	7%

Total operating revenue decreased $2.5 million, or 3%, primarily due to reduced advertising investment in the Women’s Active Lifestyle segment which was partially offset by higher advertising revenue in the Men's Active Lifestyle segment and increased newsstand sales in the Celebrity Brands segment.

Operating income (loss) before impairment excludes the pre-tax non-cash impairment charge of $42.8 million, $3.9 million and $7.8 million for the Celebrity Brands segment goodwill, Women's Active Lifestyle segment tradenames and Men's Active Lifestyle segment goodwill and tradenames, respectively. We are currently finalizing the second step of the goodwill impairment test. As a result, the impairment charge related to goodwill is an estimate and was recorded since the amount of the impairment charge was both probable and reasonably estimable as of December 31, 2012. We will adjust the amount of the impairment charge, as necessary, based upon finalizing the valuation during the fourth fiscal quarter of 2013.

Celebrity Brands Segment

The Celebrity Brands segment comprised approximately 68% and 65% of our consolidated operating revenue for the three months ended December 31, 2012 and 2011, respectively, and consists of a group of media content platforms primarily dedicated to news covering celebrities, musicians, movie and television stars and editorial content such as crime, health, fashion, beauty and accessories. This segment consists of the following brands in print and digital:

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

•
OK! Weekly, a weekly, celebrity friendly, news-based, glossy magazine dedicated to covering the stars of movies, television and music. OK!’s editorial content also incorporates fashion, beauty and accessories; OKMagazine.com is a digital site with a design modeled after the successful Pinterest.com. In addition to celebrity news and gossip, this site differentiates itself through its use of on-line communities and social media to encourage a dialog between users, including their editorial point of view;

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

•	Soap Opera Digest, a weekly magazine that provides behind the scenes scoop and breaking news to passionate soap fans every week;

•
Country Weekly, a weekly magazine that for over 17 years has been the authority on the music and lifestyle of country's biggest stars; CountryWeekly.com is a companion site that focuses on music and news.

The reporting and efforts of the editorial staffs of each of the brands included in the Celebrity Brands segment are aggregated and leveraged by Radaronline.com, a joint venture owned 50% by us, but not included in our consolidated results.

Operating Revenue

Total operating revenue in the Celebrity Brands segment was $57.7 million for the three months ended December 31, 2012, representing an increase of $1.0 million, or 2%. Circulation revenue increased $1.5 million during three months ended December 31, 2012, of which $3.2 million was attributable to our 2013 Management Action Plans to publish iconic special issues, partially offset by certain discontinued titles ($1.7 million). In addition, the consumer ad market was down 8%, compounded by the Storm, resulting in an advertising revenue decline of $0.6 million.

Operating Income

Operating income before impairment in the Celebrity Brands segment increased during the three months ended December 31, 2012 from prior year by $4.8 million, or 30%, to $21.1 million, primarily attributable to the revenue increase as described above and planned expense reductions resulting from the implementation of our Management Action Plans.

Women’s Active Lifestyle Segment

The Women’s Active Lifestyle segment represented 10% and 13% of our consolidated operating revenue for the three months ended December 31, 2012 and 2011, respectively. This group of media content platforms provide information to women on the latest exercise techniques, health and nutrition, as well as the latest beauty and fashion trends. This segment consists of the production and sale of the following brands in print and digital:

•
Shape, a publication that provides women’s services information on the cutting edge of physical fitness, nutrition, health, psychology and other inspirational topics to help women lead a healthier lifestyle, and also offers extensive beauty and fashion coverage; Shape.com mirrors the magazine's editorial point of view but features daily coverage of what today's women need to "shape their lives;"

•
Fit Pregnancy, a bi-monthly publication that delivers authoritative information on health, fashion, food and fitness to women during pregnancy and the two-year postpartum period; FitPregnancy.com contains daily news and updates on everything expectant mothers need to know and

•
Natural Health, a leading wellness magazine offering readers practical information to benefit from the latest scientific knowledge and advancements in the fields of natural health, food, beauty, pets, exercise and advice to improve fitness and the environment; NaturalHealthMag.com is a companion site to the magazine with a focus on the latest news and updates in the wellness category.

Operating Revenue

Total operating revenue in the Women’s Active Lifestyle segment was $8.7 million during the three months ended December 31, 2012, a decrease of $2.8 million, or 24%, from prior year. This decrease was primarily due to the consumer ad market being down 8% caused by a shift of advertisers, such as Procter & Gamble, Coca Cola and Kraft Foods, from print to broadcast for the 2012 Summer Olympics and the Storm, which impacted Shape magazine negatively by $2.9 million in the third fiscal quarter of 2013.

Operating Loss

Operating loss before impairment in the Women’s Active Lifestyle segment increased during the three months ended December 31, 2012 from prior year by $1.6 million to $2.1 million. This increase in operating loss was primarily attributable to Shape magazine as described above. This decline was partially offset by the implementation of our Management Action Plans, which reduced total operating expenses by approximately $1.2 million.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment represents 17% and 16% of our consolidated operating revenue for the three months ended December 31, 2012 and 2011, respectively. This group of media content platforms provide information to men, 18 to 34 years old, on the latest exercise, physique training and professional body building techniques, health and nutrition. This segment also includes the Mr. Olympia event and consists of the production and sale of the following brands in print and digital:

•
Men’s Fitness, a health and fitness magazine for men 18-34 years old with active lifestyles that promotes a multi-training approach towards exercise and nutrition, while offering educational information and advice in the areas of career, relationships, fashion and sports; Men'sFitness.com provides everything for every man in terms of a healthy and fit lifestyle;

•
Muscle & Fitness, a monthly fitness physique training magazine appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control, sports nutrition and supplements; MuscleandFitness.com provides workout videos and nutritional advice, as well as hosting an on-line store for users to buy the products they see on the website;

•
Flex, a monthly magazine devoted to professional bodybuilding featuring nutrition, supplement and performance science content for bodybuilding enthusiasts and coverage of all professional and amateur bodybuilding contests; Flexonline.com features on-line coverage of all the major bodybuilding competitions, as well as training videos with today's top bodybuilders.

•	Muscle & Fitness e-commerce, a store selling nutritional supplements supported by Muscle & Fitness magazine;

•
Mr. Olympia, a four-day event held in September in Las Vegas, Nevada that appeals to bodybuilding and fitness enthusiasts from around the world; includes a health and fitness expo with numerous activities, merchandising opportunities and culminates with the most prestigious and largest event in bodybuilding and fitness, the Mr. Olympia contest.

•
Weider UK, a wholly owned subsidiary, publishes Muscle & Fitness and Flex in 17 markets such as the United Kingdom, France, Italy, Germany, Holland and Australia. Each market edition is in a local language with local content and some information from the U.S. editions. Each market also operates websites for these brands.

Operating Revenue

Total operating revenue in the Men’s Active Lifestyle segment was $14.2 million for the three months ended December 31, 2012, an increase of $0.5 million, or 4%, from prior year. This increase was attributable to our integrated advertising initiatives, in both print and digital resulting in an increase in operating revenue of $0.9 million. This was partially offset by a shortfall in newsstand sales of $0.2 million due to a 10% decline in total newsstand sales for the publishing industry.

Operating Income

Operating income before impairment in the Men’s Active Lifestyle segment decreased during the three months ended December 31, 2012 from prior year by $0.6 million, or 13%, to $3.9 million. This decrease was attributable to the $1.1 million increase in operating expenses primarily due to our investment in digital as we continue to implement our digital strategy, which was partially offset by the $0.5 million revenue increase as described above.

Publishing Services Segment

The Publishing Services segment was 8% of our consolidated operating revenue for the three months ended December 31, 2012 and 2011. These revenues represent services provided to publishing and non-publishing clients such as placement and monitoring of supermarket racks, marketing and merchandising of magazines and strategic management services for publishers including back office financial functions. This segment consists of the following services provided to publishing and non-publishing clients:

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

Operating Revenue

Total operating revenue in the Publishing Services segment was $4.6 million (net of intersegment eliminations) for the three months ended December 31, 2012, representing a decline of $0.9 million, or 17%, from prior year. This shortfall was primarily attributable to a 10% decline in newsstand sales for the publishing industry, which caused the revenue shortfall ($0.5 million).

Operating Income

Operating income in the Publishing Services segment increased during the three months ended December 31, 2012 from prior year by $0.1 million to $1.2 million. This increase was primarily due to the implementation of the Management Action Plans, which reduced operating expenses approximately $0.8 million.

Corporate and Other Segment

The Corporate and Other segment does not represent a significant portion of our consolidated operating revenue for the three months ended December 31, 2012 and 2011. This segment includes the international licensing of certain health and fitness publications, photo syndication for all our media content platforms as well as corporate overhead. Corporate overhead expenses are not allocated to other segments. This includes corporate executives, production, circulation, information technology, accounting, legal, human resources, business development and administration department costs.

Operating Revenue

Total operating revenue in the Corporate and Other segment decreased $0.3 million, or 68%, during the three months ended December 31, 2012 when compared to the prior year. This decrease is primarily due to the inclusion of special issues published during the three months ended December 31, 2011 in the Corporate and Other segment. During the three months ended December 31, 2012, all special issues have been included in the operating segment of the parent magazines.

Operating Loss

Total operating loss increased by $2.0 million, or 21%, to $11.8 million during the three months ended December 31, 2012. This increase was attributable to the $0.3 million decline in operating revenue coupled with a $1.8 million increase in operating expenses. The increase in expenses were primarily due to severance charges related to the reorganization of our digital operations of $0.4 million, depreciation expense of $0.4 million and duplicative expenses incurred due to the Storm of $0.8 million.

Nine Months Ended December 31, 2012 compared to the Nine Months Ended December 31, 2011

The following information has been derived from the accompanying financial statements for nine months ended December 31, 2012 and 2011:

							Percent change for the
							nine months ended
	Nine Months Ended						December 31, 2012
	December 31, 2012			December 31, 2011			2012 vs. 2011
in thousands	Operating Revenues	Percent of Total	Operating Income (Loss) before Impairment	Operating Revenues	Percent of Total	Operating Income (Loss)	Operating Revenues	Operating Income (Loss)
Celebrity Brands	$167,283	64%	$58,105	$172,292	60%	$50,640	(3)%	15%
Women's Active Lifestyle	35,594	14%	956	47,978	17%	8,509	(26)%	(89)%
Men's Active Lifestyle	45,294	17%	12,994	45,980	16%	14,453	(1)%	(10)%
Publishing Services	19,272	7%	2,878	22,033	8%	2,723	(13)%	6%
Corporate and other	661	—%	(36,805)	2,689	1%	(31,294)	(75)%	18%
Intersegment eliminations	(5,675)	(2)%	—	(5,068)	(2)%	—	12%	—%
Total	$262,429	100%	$38,128	$285,904	100%	$45,031	(8)%	(15)%

Total operating revenue decreased $23.5 million, or 8%, primarily due to reduced advertising investment in the Women’s Active Lifestyle segment, coupled with a 10% industry wide decline in newsstand sales, which impacted the Celebrity Brands segment and Publishing Services segment.

Operating income (loss) before impairment excludes the pre-tax non-cash impairment charge of $42.8 million, $3.9 million and $7.8 million for the Celebrity Brands segment goodwill, Women's Active Lifestyle segment tradenames and Men's Active Lifestyle segment goodwill and tradenames, respectively. We are currently finalizing the second step of the goodwill impairment test. As a result, the impairment charge related to goodwill is an estimate and was recorded since the amount of the impairment charge was both probable and reasonably estimable as of December 31, 2012. We will adjust the amount of the impairment charge, as necessary, based upon finalizing the valuation during the fourth fiscal quarter of 2013.

Celebrity Brands Segment

The Celebrity Brands segment comprises approximately 64% and 60% of our consolidated operating revenue for the nine months ended December 31, 2012 and 2011, respectively.

Operating Revenue

Total operating revenue in the Celebrity Brands segment was $167.3 million for the nine months ended December 31, 2012, representing a decrease of $5.0 million, or 3%. Circulation revenue decreased $7.6 million during the nine months ended December 31, 2012 of which $4.7 million was due to the discontinuation of certain titles and $3.0 million was due to the 10% decline in overall newsstand sales for the publishing industry. Advertising revenue declined $3.7 million due to the consumer magazine sector being down 8%, as well as the impact of the Storm.

These decreases have been partially offset by an increase in operating revenue of $6.3 million during the nine months ended December 31, 2012 as compared to the same period of prior year due to the acquisition of OK! Weekly in June 2011.

Operating Income

Operating income before impairment in the Celebrity Brands segment increased during the nine months ended December 31, 2012 from prior year by $7.5 million, or 15%, to $58.1 million, primarily due to the acquisition of OK! Weekly and planned expense reductions resulting from the implementation of our Management Action Plans, partially offset by the revenue decline discussed above.

Women’s Active Lifestyle Segment

The Women’s Active Lifestyle segment represented 14% and 17% of our consolidated operating revenue for the nine months ended December 31, 2012 and 2011, respectively.

Operating Revenue

Total operating revenue in the Women’s Active Lifestyle segment was $35.6 million during the nine months ended December 31, 2012, a decrease of $12.4 million, or 26%, from prior year. We reduced the frequency of Shape magazine, to match our competitors' schedules, from 12 time per year to 10 time per year, resulting in one less issue, or $4.0 million, which was partially offset by a 200% growth in digital traffic for Shape.com, or $0.9 million. The remaining decrease is due to the consumer ad market being down 8% caused by a shift of advertisers, such as Procter & Gamble, Coca Cola and Kraft Foods, from print to broadcast for the 2012 Summer Olympics and the Storm, which negatively impacted advertising revenue by $9.5 million primarily for Shape magazine.

Operating Income

Operating income before impairment in the Women’s Active Lifestyle segment decreased during the nine months ended December 31, 2012 from prior year by $7.6 million, or 89%, to $1.0 million. This decline was primarily attributable to Shape magazine as described above. This was partially offset by the implementation of our Management Action Plans, which reduced total operating expenses by approximately $4.8 million.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment represented 17% and 16% of our consolidated operating revenue for the nine months ended December 31, 2012 and 2011, respectively.

Operating Revenue

Total operating revenue in the Men’s Active Lifestyle segment was $45.3 million for the nine months ended December 31, 2012, a decrease of $0.7 million, or 1%, from prior year. This shortfall was caused by the 8% decline in the ad market for consumer magazines which negatively impacted advertising revenue by $1.6 million, coupled with a $0.8 million newsstand shortfall caused by the newsstand industry decline of 10%. This was partially offset by our digital initiatives and the success of the 2012 Mr. Olympia event which resulted in an increase in operating revenue of $1.5 million.

Operating Income

Operating income before impairment in the Men’s Active Lifestyle segment decreased during the nine months ended December 31, 2012 from prior year by $1.5 million, or 10%, to $13.0 million. This shortfall was attributable to the revenue declines as explained above coupled with an increase in operating expenses of $0.8 million. Operating expenses increased primarily due to our investment in digital as we continue to implement our digital strategy.

Publishing Services Segment

The Publishing Services segment was 7% and 8% of our consolidated operating revenue for the nine months ended December 31, 2012 and 2011, respectively.

Operating Revenue

Total operating revenue in the Publishing Services segment was $13.6 million (net of intersegment eliminations) for the nine months ended December 31, 2012, representing a decrease of $3.4 million, or 20%, from prior year. This shortfall was primarily attributable to the 10% industry wide decline causing a shortfall of publishing services which negatively impacted revenue by approximately $2.8 million.

Operating Income

Operating income in the Publishing Services segment increased during the nine months ended December 31, 2012 from prior year by 6%, to $2.9 million. This increase was primarily caused by reduced operating expenses as a result of the implementation of our Management Action Plans, which more than offset the revenue decline described above.

Corporate and Other Segment

The Corporate and Other segment does not represent a significant portion of our consolidated operating revenue for the nine months ended December 31, 2012 and 2011, respectively.

Operating Revenue

Total operating revenue in the Corporate and Other segment was $0.7 million for the nine months ended December 31, 2012, representing a decrease of $2.0 million, or 75%, from prior year. This decline was primarily due to the non-recurring termination fee we received during the nine months ended December 31, 2011 of $1.4 million. In addition, operating revenue declined due to discontinued titles ($0.4 million) and the inclusion of special issues published during the nine months ended December 31, 2011 in the Corporate and Other segment. During the nine months ended December 31, 2012, all special issues published have been included in the operating segment of the parent magazine.

Operating Loss

Total operating loss increased by $5.5 million, or 18%, to $36.8 million during the nine months ended December 31, 2012. This increase was attributable to the $2.0 million decline in operating revenue coupled with a $3.2 million increase in operating expenses. The increase in expenses were due to a $1.3 million bad debt expense related to a single advertiser, severance charges related to the reorganization of our digital operations and other one-time benefits reflected in the nine months ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had cash and cash equivalents of $9.5 million and a working capital deficit of $14.9 million.

Cash Flow Summary

The following information has been derived from the accompanying financial statements for the nine months ended December 31, 2012. Cash and cash equivalents increased by $4.3 million during the nine months ended December 31, 2012. The change in cash and cash equivalents is as follows:

	Nine Months Ended
	December 31,		Net
in thousands	2012	2011	Change
Net loss	$(61,153)	$(1,156)	$(59,997)
Non-cash items	68,865	16,740	52,125
Net change in operating assets and liabilities	1,875	(10,602)	12,477
Operating activities	9,587	4,982	4,605
Investing activities	(9,340)	(31,169)	21,829
Financing activities	4,042	11,861	(7,819)
Effects of exchange rates	14	(291)	305
Net increase (decrease) in cash and cash equivalents	$4,303	$(14,617)	$18,920

Operating Activities

Cash provided by operating activities is primarily driven by our non-cash items and changes in working capital, partially offset by our net loss. Non-cash items consist primarily of amortization of deferred rack costs, depreciation of property and equipment, amortization of other identified intangible assets and amortization of deferred debt costs.

Net cash provided by operating activities increased $4.6 million during the nine months ended December 31, 2012 as compared to the same period in 2011, primarily due to the $52.1 million net increase in non-cash items and the $12.5 million net change in operating assets and liabilities, partially offset by the $60.0 million increase in net loss .

The net change in operating assets and liabilities is primarily due to the $17.5 million decrease in trade receivables and inventories, the $2.0 million decrease in accrued interest and the $4.4 million decrease in deferred rack costs, partially offset by the increase in accounts payable and accrued expenses of $6.9 million and a $4.5 million change in other working capital items. Working capital items have decreased due to the overall decline in operating revenue from the continued softness in the U.S. economy and the decrease in consumer discretionary spending.

Non-cash items increased due to the impairment charges of $54.5 million and the increase in depreciation and amortization expense of $1.5 million, partially offset by the increase in deferred tax benefits of $0.8 million, the decrease in other non-cash items of $1.8 million and the decrease in amortization of deferred rack and deferred debt costs of approximately $1.6 million.

Investing activities

Net cash used in investing activities for the nine months ended December 31, 2012 was $9.3 million, a decrease of $21.8 million, compared to $31.2 million for the nine months ended December 31, 2012. The decrease is primarily attributable to the acquisition of OK Magazine during the first fiscal quarter of 2012 which used $23.0 million in cash.

Financing activities

Net cash provided by financing activities for the nine months ended December 31, 2012 was $4.0 million, a decrease of $7.8 million, compared to $11.9 million for the same period in 2011. The decrease is primarily attributable to the $13.5 million decrease in proceeds in Odyssey from noncontrolling interest holders during the nine months ended December 31, 2011 compared to the $7.8 million increase in payments to noncontrolling interest holders of Odyssey during the nine months ended December 31, 2012, as well as the $7.0 million decrease in net proceeds from the revolving credit facility during the nine months ended December 31, 2011.

These decreases have been partially offset by the net $20.6 million of redemption payments on the senior secured notes during the first fiscal quarter of fiscal 2012.

Credit Facility and Long Term Debt

Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the “2010 Revolving Credit Facility”). The agreement governing the 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit.

During the nine months ended December 31, 2012, we borrowed $60.5 million and repaid $47.5 million under the 2010 Revolving Credit Facility. At December 31, 2012, under the 2010 Revolving Credit Facility we had an outstanding balance of $20.0 million and available borrowing capacity of $15.6 million after giving effect to the $4.4 million of outstanding letters of credit. The outstanding balance on December 31, 2012 of $20.0 million is reflected in non-current liabilities on the accompanying financial statements as the outstanding balance is not due until December 2015.

Our 2010 Revolving Credit Facility requires mandatory prepayments of the loans outstanding thereunder to the extent that total revolving exposures exceed total revolving commitments. Our 2010 Revolving Credit Facility requires us to pay, from December 22, 2010 until the commitments expire under our 2010 Revolving Credit Facility, a commitment fee ranging from 0.50% to 0.75% of the unused portion of the revolving commitment. We have the option to pay interest on outstanding balances based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day (y) the federal funds effective rate in effect on such day plus ½ of 1%, and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) based on LIBOR, in each case plus a margin. The effective weighted-average interest rate under our revolving credit facility as of December 31, 2012 was 8.25%.

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

The indebtedness under our 2010 Revolving Credit Facility is guaranteed by certain of our domestic subsidiaries and is secured by liens on substantially all of our assets. In addition, our obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, certain of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our existing or subsequently acquired or organized foreign subsidiaries. The equity interests of American Media, Inc. have not been pledged to the lenders.

First Lien Notes

In December 2010, we issued $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum, payable semi-annually and mature in December 2017 (the “First Lien Notes”). During the first fiscal quarter of 2012, we redeemed $20.0 million in aggregate principal amount of the First Lien Notes at a redemption price equal to 103.0% of the aggregate principal amount thereof, plus accrued and unpaid interest. At December 31, 2012, the First Lien Notes represented an aggregate of $365.0 million of our indebtedness.

The indenture governing the First Lien Notes contains certain affirmative covenants, negative covenants and events of default customary for agreements of this type. For example, the indenture governing the First Lien Notes contains covenants that limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the indenture governing the First Lien Notes imposes certain requirements as to future subsidiary guarantors.

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

Registration Rights Agreement

In connection with the issuance of the First Lien Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the holders and the guarantors of the First Lien Notes, which, among other things, required the Company to file an exchange offer registration statement with the Securities and Exchange Commission (the “SEC”). Pursuant to the Registration Rights Agreement, the Company was required to offer to exchange (the "Exchange Offer") up to $365.0 million of the 11.5% senior notes due December 2017 (the “Exchange Notes”), which were registered under the Securities Act of 1933, as amended (the “Securities Act”), for up to $365.0 million of our First Lien Notes, which we issued in December 2010.

The terms of the Exchange Notes are identical to the terms of the First Lien Notes, except that the transfer restrictions, registration rights and additional interest provisions relating to the First Lien Notes do not apply to the Exchange Notes.

The Company was required to commence the Exchange Offer once the exchange offer registration statement was declared effective by the SEC and use commercially reasonable efforts to complete the Exchange Offer no later than February 24, 2012. Since the Exchange Offer was not completed by February 24, 2012, a registration default occurred (the “Registration Default”) and the interest on the First Lien Notes was subject to increase by (a) 0.25% per annum for the 90 days in the period from February 24, 2012 to May 24, 2012, (b) 0.50% per annum for the 90 days in the period from May 25, 2012 to August 24, 2012 and (c) 0.75% per annum for the period from August 25, 2012 to November 20, 2012, the date the Registration Default was cured.

On August 22, 2012, the Company filed a Registration Statement with the SEC. On October 19, 2012, the Registration Statement, as amended (the "Exchange Offer Registration Statement"), was declared effective by the SEC and the Company commenced the Exchange Offer for the First Lien Notes. The Registration Default was cured on November 20, 2012 upon the completion of the Exchange Offer.
The Company incurred approximately $1.3 million in additional interest on the First Lien Notes due to the Registration Default for the period from February 24, 2012 through the date the Registration Default was cured. The Registration Default did not impact our compliance with the indentures governing the First Lien Notes and the Second Lien Notes or the 2010 Revolving Credit Facility.

Second Lien Notes

In December 2010, we issued $104.9 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum, payable semi-annually and mature in June 2018 (the “Second Lien Notes”). At December 31, 2012, the Second Lien Notes represented an aggregate of $104.9 million of our indebtedness.

The indenture governing the Second Lien Notes contains certain affirmative covenants, negative covenants and events of default customary for agreements of this type. For example, the indenture governing the Second Lien Notes contains covenants that limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the indenture governing the Second Lien Notes imposes certain requirements as to future subsidiary guarantors.

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

As of December 31, 2012, first lien leverage ratio was 3.75 to 1.00 and the Company was in compliance with the first lien leverage ratio and the other covenants under the 2010 Revolving Credit Facility and under the indentures governing the First Lien Notes and the Second Lien Notes.

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

Set forth below is a reconciliation of net income (loss) attributable to American Media, Inc. and subsidiaries to Adjusted EBITDA for the three months and twelve months ended December 31, 2012 and 2011:

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
in thousands	2012	2011	2012	2011
Net loss attributable to American Media, Inc. and subsidiaries	$(57,895)	$(2,489)	$(38,900)	$(2,870)
Add (deduct):
Interest expense	15,231	14,397	59,601	58,808
(Benefit) provision for income taxes	(140)	(740)	(18,777)	13,117
Depreciation and amortization	2,431	1,988	9,384	7,998
Impairment of goodwill and intangible assets	54,523	—	54,523	—
Amortization of deferred debt costs	367	324	1,394	1,600
Amortization of deferred rack costs	1,919	2,934	9,124	9,668
Amortization of short-term racks	1,948	2,633	8,343	8,777
Restructuring costs and severance	758	1,480	3,833	5,241
Costs related to launches and closures of publications	391	—	4,309	(5)
Impact of Superstorm Sandy	3,999	—	3,999	—
Other	2,422	772	9,286	3,247
Adjusted EBITDA	$25,954	$21,299	$106,119	$105,581

Management’s Assessment of Liquidity

Our primary sources of liquidity are cash on hand and amounts available for borrowing under the 2010 Revolving Credit Facility.

The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit, and matures in December 2015. As of December 31, 2012, under the 2010 Revolving Credit Facility we had an outstanding balance of $20.0 million and available borrowing capacity of $15.6 million after giving effect to the $4.4 million of outstanding letters of credit.

As of December 31, 2012, in addition to outstanding borrowings under the 2010 Revolving Credit Facility, there was $469.9 million principal amount of outstanding senior secured debt, consisting of $365.0 million principal amount of the First Lien Notes and $104.9 million principal amount of the Second Lien Notes.

We believe we have access to sufficient capital to continue our planned operations for the 12 months following the balance sheet date of December 31, 2012. We believe that available cash at December 31, 2012 and amounts available under our 2010 Revolving Credit Facility will mitigate future possible cash flow requirements. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

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

Goodwill and Intangible Assets

During an evaluation of goodwill and other identified intangible assets at December 31, 2012, we determined that indicators were presents in certain reporting units which would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily due to the continuing softness in the U.S. economy, which impacts consumer spending, including further declines in the advertising market, resulting in lowered future cash flow projections.

As a result, an interim impairment test of goodwill and other indefinite lived intangible assets was performed as of December 31, 2012 for certain reporting units in accordance with FASB Accounting Standards Codification (“ASC”) Topic No. 350, “Goodwill and Other Intangible Assets” (“ASC 350”). Impairment testing for goodwill is a two-step process. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of the impairment charge, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill and an impairment charge is recorded for the difference. Impairment testing for indefinite lived intangible assets, consisting of tradenames, compares the fair value of the tradename to the carrying value and an impairment charge is recorded for any excess carrying value over fair value.

The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the estimated fair value. As a result, we recorded an estimated pre-tax non-cash impairment charge of $47.3 million and $7.2 million to reduce the carrying value of goodwill and tradenames, respectively, during the fiscal quarter ended December 31, 2012. We are currently finalizing the second step of the goodwill impairment test. As a result, the impairment charge related to goodwill is an estimate and was recorded since the amount of the impairment charge was both probable and reasonably estimable as of December 31, 2012. We will adjust the amount of the impairment charge, as necessary, based upon finalizing the valuation during the fourth fiscal quarter of 2013.

As of December 31, 2012 we identified three remaining reporting units, after the impairment charge as described above, with an excess fair value over carrying value of less than 25%. As of December 31, 2012, National Enquirer, Globe and Flex reporting units had goodwill balances of $59.0 million, $31.1 million and $7.2 million, respectively. For all other reporting units, the fair value is substantially in excess of carrying value as of December 31, 2012. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an additional impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. The Company will continue to monitor the recoverability of its remaining goodwill.

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

We generally manage our exposure to interest rate fluctuations through the use of a combination of fixed and variable rate debt. At December 31, 2012, we had $469.9 million outstanding in fixed rate debt. There are no earnings or liquidity risks associated with the Company’s fixed rate debt. We have $20.0 million outstanding in variable rate debt at December 31, 2012. The Company is subject to earnings and liquidity risks associated with the variable rate debt.

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

Other Relevant Market Risk

We have approximately $186.9 million in goodwill as of December 31, 2012. As of December 31, 2012, we believe our remaining goodwill is not impaired, however, changes in the economy, the industries in which we operate and our own relative performance could change the assumptions used to evaluate goodwill. In the event that we determine that the remaining goodwill has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the goodwill exceeds the implied fair value of reporting unit goodwill.

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

As of December 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, such disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 3, 2012, the Second Circuit issued a decision reversing the dismissal of the lawsuit and reinstating the antitrust and state law claims (except the defamation claim, which Anderson withdrew), and, on January 7, 2013, the United States Supreme Court declined to review the Second Circuit decision. Following the Second Circuit decision, the case has been proceeding in the District Court, which entered a case management plan and scheduling order on October 12, 2012 that calls for all fact discovery to be completed by July 12, 2013 and expert discovery to be completed by November 4, 2013. The parties now are engaged in discovery.

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

AMERICAN MEDIA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA, INC.

Dated:	February 14, 2013	by:	/s/ David J. Pecker

David J. Pecker
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 14, 2013	by:	/s/ Christopher Polimeni

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