Form 10-K
period 2013-03-31
AMERICAN MEDIA INC
filed 2013-06-24
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-10784
American Media, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0203383
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1000 American Media Way, Boca Raton, Florida 33464
(Address of principal executive offices) (Zip Code)

(561) 997-7733
Registrant’s telephone number, including area code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☑

There is no public market for the registrant’s common stock. The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of May 31, 2013 was 11,111,111.

AMERICAN MEDIA, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended March 31, 2013

American Media, Inc. and its consolidated subsidiaries are referred to in this Annual Report on Form 10-K (this "Annual Report") as American Media, AMI, the Company, we, our and us.

FORWARD-LOOKING STATEMENTS

This Annual Report for the fiscal year ended March 31, 2013 contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements relate to our current beliefs regarding future events or our future operating or financial performance. By their nature, forward-looking statements involve risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such factors include, but are not limited to, those items described in "Risk Factors" in Item 1A of this Annual Report and those discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, as well as other factors. We have tried, where possible, to identify such statements by using words such as "believes," "expects," "intends," "estimates," "may," "anticipates," "will," "likely," "project," "plans," "should," "could," "potential" or "continue" and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates, and assumptions regarding future events and are applicable only as of the dates of such statements. Readers are cautioned not to place undue reliance on such forward-looking statements that are part of this filing; actual results may differ materially from those currently anticipated. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We may also make written and oral forward-looking statements in the reports we file from time to time with the Securities and Exchange Commission (the "SEC").

INDUSTRY DATA AND CIRCULATION INFORMATION

Information contained in this Annual Report concerning publishing industry data, circulation information, rankings, readership information (e.g., multiple readers per copy) and other industry and market information, including our general expectations concerning the publishing industry, are based on estimates prepared by us based on certain assumptions and our knowledge of the publishing industry as well as data from various third-party sources. These sources include, but are not limited to, reports of the Audit Bureau of Circulation (the "ABC"), BPA Circulation Statements, Statement of Ownership figures filed with the U.S. Postal Service, and Mediamark Research Inc. ("MRI") syndicated research data. Our estimates, in particular as they relate to our general expectations concerning the publishing industry, involve risks and uncertainties and are subject to change based on various factors. See Item 1A, “Risk Factors.”

Unless otherwise indicated, all average circulation information for our publications is an average of actual single copy circulation and subscription copies for fiscal 2013. All references to "circulation" are to single copy newsstand sales and paid subscription circulation, unless otherwise specified. References to “verified non-paid subscriptions” are to non-paid subscription copies designated by publishers for readership in public places or intended for individual use by recipients who are likely to have a strong affinity for the content of the publication.

PART I
Item 1. Business.

GENERAL

We are a leading content centric media company specializing in the fields of celebrity journalism and active lifestyle. We are platform agnostic and distribute our content across multiple platforms including print, digital, websites, mobile, tablets and video. We circulate our print publications utilizing single copy and subscription sales using national distributors, wholesalers, retailers and the U.S. Postal Service.

As of March 31, 2013, we published seven weekly publications: National Enquirer, Star, Globe, National Examiner, Country Weekly, OK! and Soap Opera Digest; two monthly publications: Muscle & Fitness and Flex; three bi-monthly publications: Fit Pregnancy, Natural Health and Muscle & Fitness Hers; and two publications that are published 10 times per year: Shape and Men's Fitness.

Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary included in our publishing services segment, is an in-store product merchandising and marketing company doing business in the U.S. and Canada. DSI places and monitors the Company’s print publications and third-party publications to ensure proper displays in major national and regional retail, drug and supermarket chains. DSI also provides marketing, merchandising and information gathering services to third parties, including non-magazine clients. Some of DSI's third-party publishing clients include Bauer Publishing, which publishes First for Women, Woman's World, Life & Style and In Touch; Rodale, Inc., which publishes Prevention, Men's Health and Woman’s Health; and New York Media LLC, which publishes New York Magazine and specials. Some of DSI’s third-party non-publishing clients include Kroger, Safeway and Frontline Marketing, Inc.

Reference to a fiscal year (e.g. “fiscal 2013”) refers to our fiscal year ended March 31 of the applicable year.

HISTORY

American Media, Inc. was incorporated under the laws of Delaware in 1990 and its wholly-owned subsidiary, American Media Operations, Inc. (“AMOI”), conducted all of AMI’s operations and represented substantially all of AMI’s assets. In November 2010, AMO Escrow Corporation (“AMO Escrow”) was formed as an indirect, wholly-owned subsidiary of AMOI for the sole purpose of issuing the First Lien Notes (as defined below) prior to the 2010 Restructuring (as defined below). In December 2010, AMO Escrow merged with and into AMOI, and AMOI merged with and into American Media, Inc., which was the surviving entity for financial reporting purposes. Given American Media Inc., was a holding company with only one subsidiary and owned 100% of AMOI, the merger did not result in a change in the historical cost basis of AMI’s consolidated assets and liabilities. As the merger occurred between entities under common control, the historical consolidated financial statements of AMOI have been presented as the consolidated financial statements of AMI and the financial information contained herein have been prepared and presented as if AMI had always been the reporting company. The merger of AMOI with and into American Media, Inc. was unrelated to the 2010 Restructuring discussed below.

DESCRIPTION OF BUSINESS

Our operating revenue is derived primarily from the sale of our media content through print and digital platforms (including websites, mobile, tablets and video), as well as from advertisements placed within those platforms.

The Company’s largest revenue source is single copy newsstand sales. Magazine newsstand revenues are generally affected by national and regional economic conditions and competition from other forms of media. The second largest revenue stream is advertising. National economic conditions affect the magnitude of our advertising revenues. Advertising revenues are derived primarily from customer advertisements placed across all of our media content platforms. The third largest revenue stream is subscription circulation. Subscription revenues are derived from copies mailed to our subscribers, as well as digital copies sold. We outsource our subscription fulfillment services to a third party.

Our overall strategy with respect to subscriptions is to obtain the most cost-efficient subscriptions in meeting our circulation rate base objectives. To accomplish this strategy, we focus on magazine specific sales of our titles through inserts, direct mailings, in-house advertisements, the Internet, websites, social media and third-party agents.

Advertising revenues are generated primarily from marketing solutions to advertising clients engaged in consumer marketing of their products. The Company sells four types of magazine advertising and digital advertising: display, direct response, digital ad networks and remnant. The advertising sectors primarily include packaged goods, sports nutrition products, automotive, entertainment, pharmaceutical, sports apparel, beauty, cosmetics, fashion and direct response. Our team of creative and marketing experts delivers innovative solutions across print, website, mobile websites, digital, tablets, video and unique events to meet each client’s advertising and promotional requirements. Advertising revenue is typically highest in the fourth quarter of our fiscal year due to seasonality, as more fully discussed below.

Our print circulation revenue represented 61%, 59% and 58% of our operating revenue in fiscal 2013, 2012 and 2011, respectively. Our single copy sales represented 78% of our print circulation revenue in fiscal 2013 and 2012, and 80% in fiscal 2011 with the remaining 22% and 20%, respectively, from subscription sales. Our print advertising revenue, generated primarily by national advertisers, represented 28%, 31% and 32%, respectively, of our operating revenue in fiscal 2013, 2012 and 2011. Our digital advertising revenue represented 3% of our operating revenue in fiscal 2013 and 2% of our operating revenue in fiscal 2012 and 2011. Our digital subscription sales represented 1% of our operating revenue in fiscal 2013 and were not significant in fiscal 2012 and 2011.

Our primary operating expenses consist of production, distribution, circulation, editorial and selling, general and administrative. The largest components of our operating expenses are for production of our printed magazines, which includes costs for printing and paper. Distribution and circulation expenses primarily consist of postage and other costs associated with fulfilling subscriptions and newsstand transportation. Editorial expenses represent costs associated with manuscripts, photographs and related salaries.

Our production expenses, including paper and printing costs, accounted for approximately 27% of our operating expenses for fiscal 2013 and 35% of operating expenses for fiscal 2012 and 2011.

Paper is the principal raw material utilized in our publications that we purchase directly from suppliers and ship to third-party printing companies. The price of paper is driven by overall market conditions and is therefore difficult to predict. Changes in paper prices could significantly affect our business. We believe adequate supplies of paper are available to fulfill our planned, as well as future, publishing requirements. We have long-term printing contracts with three major third-party printing companies.

Our newsstand and subscription distribution includes costs of freight to our wholesalers and fulfillment companies, which represents 19%, 24% and 23% of our fiscal 2013, 2012 and 2011 operating expenses, respectively.

Sales and marketing of the magazines to retailers is handled by third-party wholesalers through multi-year arrangements. In fiscal 2013, 2012 and 2011 approximately 43%, 35% and 38%, respectively, of our circulation revenue was derived from two of these third-party wholesalers. Billing, collection and distribution services for retail sales of the magazines are handled by a national distributor.

Subscription magazine copies are distributed primarily through the United States Postal Service and accounted for approximately 54% of our distribution and circulation expenses for fiscal 2013. The Governors of the United States Postal Service (USPS) review prices for mailing services annually and adjust postage rates periodically. We continually seek the most economical and effective methods for mail delivery, including cost-saving strategies offered within the postal rate structure. We cannot, however, predict future changes in the USPS and postal rates or the impact they will have on our business.

In addition to our relationships with our national distributors and wholesalers, we also have direct relationships with retailers, to which we pay one or more of the following:

•	Rack Costs – We make payments to retailers to prominently display and sell our print publications at the checkout section of supermarkets and other large retailers, typically for three year periods.

•	Display Continuity Allowances (“DCA”) – DCA is a payment that we make directly to the retailer and is similar to slotting fees paid by other industries to supermarkets.

•
Retail Display Allowance (“RDA”) – RDA is a fee we pay on a quarterly basis to qualifying retailers as an incentive for selling our titles in its stores. On average, RDA payments are equal to approximately 10% of the cover price for each magazine sold.

•
Retail Display Payments (“RDP”) – We pay this quarterly incentive directly to retailers based on the fixed amount of pockets our titles occupy on the retailers' display fixtures. This fee is similar to RDA, except that the amount is fixed. We pay either RDA or RDP to a particular retailer, not both, for each title.

As of March 31, 2013, our print publications comprised approximately 25% of total U.S. and Canadian newsstand circulation for weekly publications that are audited by the ABC. Total circulation of our print publications with a frequency of six or more times per year, were approximately 5.9 million, 6.4 million and 5.9 million copies per issue during fiscal 2013, 2012 and 2011, respectively.

13% of our total paid subscriptions of 4.0 million are digital as of March 31, 2013; this is two times the industry norm.

BUSINESS AND OTHER DEVELOPMENTS

Business Developments

During fiscal 2013, we continued our transformation into a platform agnostic content centric media company by expanding the availability of our print content through a number of different digital platforms (e.g. websites, mobile websites, digital applications and social media).

Our digital revenue for fiscal 2013 increased 23% to $9.4 million as compared to fiscal 2012, with the majority of the growth in the second half of fiscal 2013 as the traffic growth was built by our new digital team of seven senior executives from Fox Mobile, Microsoft and Google and 56 digital associates, who all started working for us during this time period. We now have a fully integrated print and digital sales team of more than 90 sellers, with a dozen digital brand champions across all the sites. We have the optimal structure to respond to our advertisers' requests for integrated marketing solutions for combined print and digital, as well as digital-only programs.

We successfully relaunched Shape and Men's Fitness in fiscal 2013, in both print and digital formats. During fiscal 2013, digital advertising revenue for Shape increased 21% over fiscal 2012 and currently represents 14% of Shape’s total revenue. As we begin fiscal 2014, Shape magazine has reclaimed its number one share-of-market in print advertising pages and became number one in total unique visitors to its website within its competitive set against Self, Fitness and Women's Health.

With the continued successes achieved in the digital distribution of Shape’s content, we are continuing to expand our digital distribution platform across our other well-known brands with the launch of "digi-mags" for Men’s Fitness, an e-commerce website for Muscle & Fitness and building out our other websites, as well as launching digital editions for all our brands on the Apple and Google Newsstands, Zinio, Amazon Kindle and Barnes & Noble’s Nook.

In January 2013, we entered into a publishing agreement with USA Today to collaborate on the development, publication and distribution of certain special interest publications (the "USA Today Publications") that will be published under the USA Today brand. We will have a non-exclusive right to use and display the USA Today trademarks in connection with the publication, distribution and promotion of the USA Today Publications. We also entered into a publishing agreement with Core Media to publish a collector's edition magazine covering the life of Elvis Presley.

David Zinczenko, former editor-in-chief of Men's Health and general manager of Women's Health and Rodale Books for 20 years, left Rodale and launched his own company, Galvanized Media, with two former Rodale creative executives. We entered into a three-year agreement with Mr. Zinczenko and his new company to work exclusively on Men's Fitness and to launch a branded book division for AMI utilizing the Shape, Men's Fitness and Natural Health brands. Mr. Zinczenko's first assignment was to redesign and relaunch Men's Fitness. The relaunch was accomplished in four weeks, in April 2013, and brought in 45 new lifestyle advertisers. The relaunch has been a success with newsstand and advertising sales up double digits in fiscal 2014 over prior year.

Arnold Schwarzenegger has returned to AMI as the Group Executive Editor for Muscle & Fitness and Flex upon the completion of his term as governor of California. We have already experienced an increase in newsstand and advertising revenues since Mr. Schwarzenegger returned to the magazines.

We are continuing our innovation of single-subject, single-sponsored digital magazines, or "digi-mags," for both Apple and Android operating systems and are currently syndicating Shape content on Yahoo! Shine. As a result, our fiscal year 2014 video strategy will now encompass programming, marketing, distribution, sales and hosting.

In April 2013, we became the first publisher to partner with Walmart on digital edition subscription sales. Shape and OK! customers at Walmart are able to download a free digital copy of the issue, which will offer the customer a special offer for a one-year digital subscription.

Other Developments

In August 2012, the Company filed a Registration Statement with the SEC to offer to exchange (the "Exchange Offer") up to $365.0 million of the 11.5% first lien notes due December 2017 (the "Exchange Notes"), which were registered under the Securities Act, for up to $365.0 million of our 11.5% first lien notes due December 2017 (the "First Lien Notes"), which we issued in December 2010. On October 19, 2012, the Registration Statement, as amended (the "Exchange Offer Registration Statement"), was declared effective by the SEC and the Company commenced the Exchange Offer for the First Lien Notes. The Company had been in registration default since February 2012 and the interest on the First Lien Notes increased 0.25% per annum for each 90 day period until the registration default was cured. The registration default was cured upon the completion of the Exchange Offer on November 20, 2012 and the Company incurred approximately $1.3 million in additional interest due to the registration default. See Liquidity and Capital Resources for further discussion regarding the First Lien Notes, the registration rights agreement and the registration default.

In late October 2012, Superstorm Sandy ("Hurricane Sandy") impacted the Mid-Atlantic and Northeast regions of the United States, causing extensive property damage and power outages. We sustained property losses, incurred extra expenses and realized some modest business interruption and have filed a claim with our insurance carriers.

During the third quarter of fiscal 2013, we recorded a pre-tax non-cash impairment charge of $42.8 million, $3.9 million and $7.8 million for the Celebrity Brands segment goodwill, the Women's Active Lifestyle segment tradenames and the Men's Active Lifestyle segment goodwill and tradenames, respectively.

BUSINESS SEGMENTS

Our five business segments are described below. Additional financial information relating to these segments may be found in Note 13, Business Segment Information, in the notes to consolidated financial statements contained elsewhere in this Annual Report, which information is incorporated herein by reference.

Celebrity Brands

In fiscal 2013, our Celebrity Brands segment accounted for 62% of our total revenues. The editorial point of view is celebrity news covering television, musicians, fashion, beauty, health, crime and human interest stories. Circulation revenues are 87% of this segment in fiscal 2013, while print and digital advertising revenue represent the balance.

This segment consists of the following brands in print and digital:

•	National Enquirer, a weekly, hard news, investigative tabloid covering all celebrities, crime, human interest, health, fashion and beauty;

•	Star, a weekly, celebrity-focused, news-based, glossy magazine covering movie, television, reality and music celebrities. In addition, there are fashion, beauty and health sections;

•
OK!, a younger weekly, celebrity friendly, news-based, glossy magazine covering the stars of movies, television, reality and music. OK!’s editorial content has fashion, beauty and accessories sections; OKMagazine.com is a digital site that, in addition to celebrity news and gossip, differentiates itself through its use of on-line communities and social media to encourage a dialog between users, including their editorial point of view;

•
Globe, a weekly tabloid that focuses on older movie and television celebrities, the royal family, political scandals and investigative crime stories that are less mainstream and more salacious than the National Enquirer;

•
National Examiner, an older weekly tabloid consisting of celebrity and human-interest stories, differentiating it from the other titles through its upbeat positioning as the source for “gossip, contests, women’s service and good news” for an older tabloid audience;

•
Soap Opera Digest, a weekly magazine that provides behind-the-scenes scoop and breaking news to passionate soap opera fans every week; SoapOperaDigest.com is a companion site that mirrors the magazine's editorial point of view;

•
Country Weekly, a weekly magazine that for more than 20 years has been the authority on the music and lifestyle of country's biggest stars; CountryWeekly.com is a companion site that focuses on music and news; and

•
Special Interest Publications. In addition to our periodic publications, we occasionally publish special interest publications. The content of our special interest publications is based on an iconic event allowing us to leverage our distribution network to generate additional revenues. Our special interest publications are sold at newsstands and may include advertising. In fiscal 2013, we published the following:

Scandals and Shockers, Marilyn Monroe 50th, Stars and Their Pets, Clintons Secrets & Lies, Year End Photo Special and Liz Taylor under the National Enquirer brand;

James Bond, Lady GaGa, Star Trek and Elvis under the Star brand;

Hottest Bodies, Teen Moms, Twilight Collectors, Growing Up Kardashian, 100 Celebrity Diet Tips and Kate Middleton under the OK! brand;

Before They Were Stars, Princess Diana, Private World of Jackie O, Camilla, Whitney and Doris Day under the Globe brand;

General Hospital 50th under the Soap Opera Digest brand; and

Country Weekly Greatest Entertainers and George Strait under the Country Weekly Brand.

Certain information related to our Celebrity publications is as follows:

	Frequency (per annum)		Website Unique Visitors (monthly average)
Brand		2013 Rate Base
National Enquirer	52 x	n/a	714,891
Star	52 x	800,000	n/a
OK!	52 x	500,000	1,555,736
Globe	52 x	n/a	15,850
National Examiner	52 x	n/a	n/a
Soap Opera Digest	52 x	200,000	175,985
Country Weekly	52 x	n/a	158,620

The following table sets forth the average circulation (per issue) and U.S. cover prices for our Celebrity segment:

(in thousands, except cover price information)	March 31, 2013	March 31, 2012	March 31, 2011
National Enquirer
Total circulation	560	625	693
Subscription circulation	132	146	168
Single copy circulation	428	479	525
Cover price	$3.99	$3.99	$3.79
Star
Total circulation	774	831	914
Subscription circulation	436	408	417
Single copy circulation	338	423	497
Cover price	$3.99	$3.99	$3.99
OK!
Total circulation	497	557	n/a
Subscription circulation	314	321	n/a
Single copy circulation	183	236	n/a
Cover price	$3.99	$3.99	n/a
Globe
Total circulation	261	271	310
Subscription circulation	30	33	38
Single copy circulation	231	238	272
Cover price	$3.99	$3.99	$3.79
National Examiner
Total circulation	107	109	118
Subscription circulation	10	10	12
Single copy circulation	97	99	106
Cover price	$3.79	$3.79	$3.59

(in thousands, except cover price information)	March 31, 2013	March 31, 2012	March 31, 2011
Soap Opera Digest
Total circulation	181	282	n/a
Subscription circulation	118	209	n/a
Single copy circulation	63	73	n/a
Cover price	$3.99	$3.99	n/a
Country Weekly
Total circulation	56	63	70
Subscription circulation	11	11	9
Single copy circulation	45	52	61
Cover price	$2.99	$2.99	$2.99

Cover price increases for National Enquirer, Globe and National Examiner were effective with the March 26, 2012 issue. We acquired OK! in June 2011 and began operating Soap Opera Digest in April 2011, so there is no information presented for fiscal 2011. We subsequently acquired Soap Opera Digest in July 2012.

Women's Active Lifestyle

In fiscal 2013, our Women's Active Lifestyle segment accounted for 15% of our total revenues and is primarily dedicated to providing information to women on the latest exercise techniques, health and nutrition, as well as the latest beauty and fashion trends. Revenues from print and digital advertising are 81% of the segment’s revenues in fiscal 2013, while circulation revenues represent the balance. This segment consists of the following brands in print and digital:

•
Shape, a publication that provides women’s services information on the cutting edge of physical fitness, nutrition, health, psychology and other inspirational topics to help women lead a healthier lifestyle, also offers extensive beauty and fashion coverage; Shape.com mirrors the magazine's editorial point of view but features daily coverage of what today's women need to "shape their lives" and multiple videos such as Shape cover shoots with celebrities;

•
Fit Pregnancy, a publication that delivers authoritative information on health, fashion, food and fitness to women during pregnancy and the two-year postpartum period; FitPregnancy.com contains daily news and updates on everything expectant mothers need to know; and

•
Natural Health, a leading wellness magazine offering readers practical information to benefit from the latest scientific knowledge and advancements in the fields of natural health, food, beauty, pets, exercise and advice to improve fitness and the environment; NaturalHealthMag.com is a companion site to the magazine with a focus on the latest news and updates in the wellness category.

Starting in 2013, we reduced the frequency of Shape magazine, to match our competitors' schedules, from a monthly publication to ten times per year. Certain information related to our Women's Active Lifestyle publications is as follows:

	Frequency (per annum)		Website Unique Visitors (monthly average)
Brand		2013 Rate Base
Shape	10 x	1,600,000	4,318,443
Fit Pregnancy	6 x	500,000	691,276
Natural Health	6 x	300,000	60,266

The following table sets forth the average circulation (per issue) and U.S. cover prices for our Women's Active Lifestyle segment:

(in thousands, except cover price information)	March 31, 2013	March 31, 2012	March 31, 2011
Shape
Total circulation	1,614	1,605	1,652
Subscription circulation	1,423	1,410	1,389
Single copy circulation	191	195	263
Cover price	$4.99	$4.99	$4.99
Fit Pregnancy
Total circulation	502	502	503
Subscription circulation	470	463	459
Single copy circulation	32	39	44
Cover price	$5.95	$5.95	$5.95
Natural Health
Total circulation	301	307	304
Subscription circulation	259	269	261
Single copy circulation	42	38	43
Cover price	$4.99	$4.99	$4.99

Men's Active Lifestyle

In fiscal 2013, our Men's Active Lifestyle segment accounted for 17% of our total revenues and is primarily dedicated to providing information to men, 18 to 34 years old, on health and nutrition, the latest in exercise, physique training and professional bodybuilding. This segment also includes the Mr. Olympia event. Revenues from print and digital advertising are 64% of the segment’s revenues in fiscal 2013, while circulation revenues are 27% and the Mr. Olympia event represents the balance. This segment consists of the following brands in print and digital:

•
Men’s Fitness, an active lifestyle magazine for men 18-34 years old. In its pages, fitness is positioned as the new measure of success, and is reflected in editorial coverage of men's fashion, grooming, automotive, finance, travel and other lifestyle categories. Men's Fitness is also home to the latest exercise techniques in sports training, nutrition and health. Men'sFitness.com provides everything for every man in terms of a healthy and fit lifestyle;

•
Muscle & Fitness, a fitness physique training magazine appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control, sports nutrition and supplements; MuscleandFitness.com provides workout videos and nutritional advice, as well as hosting an on-line store for users to buy the products they see on the website;

•
Flex, a magazine devoted to professional bodybuilding featuring nutrition, supplement and performance science content for bodybuilding enthusiasts and coverage of all professional and amateur bodybuilding contests; Flexonline.com features on-line coverage of all the major bodybuilding competitions, as well as training videos with today's top bodybuilders;

•	Muscle & Fitness e-commerce, a store selling pre and post workout sports nutritional supplements supported by Muscle & Fitness magazine;

•
Mr. Olympia, a four-day event held annually in September in Las Vegas attracting over 30,000 fans that appeals to bodybuilding and fitness experts from around the world; includes a two-day health and fitness expo with 340 exhibitors including physical exercise challenges and merchandising opportunities that culminates with the most prestigious and largest event in bodybuilding and fitness, the Mr. Olympia contest; and

•
Weider UK, a wholly-owned subsidiary, publishes Muscle & Fitness and Flex in the United Kingdom, France, Italy, Germany, Holland and Australia, which are excluded from the table below. Each market edition is in a local language with local content and has its own website.

Certain information related to our Men's Active Lifestyle publications is as follows:

	Frequency (per annum)		Website Unique Visitors (monthly average)
Brand		2013 Rate Base
Men's Fitness	10 x	550,000	1,487,586
Muscle & Fitness	12 x	n/a	642,549
Flex	12 x	n/a	277,557

The following table sets forth the average circulation (per issue) and U.S. cover prices for our Men's Active Lifestyle segment:

(in thousands, except cover price information)	March 31, 2013	March 31, 2012	March 31, 2011
Muscle & Fitness
Total circulation	322	347	377
Subscription circulation	253	267	280
Single copy circulation	69	80	97
Cover price	$6.99	$6.99	$6.99
Men's Fitness
Total circulation	575	538	593
Subscription circulation	485	455	499
Single copy circulation	90	83	94
Cover price	$4.99	$4.99	$4.99
Flex
Total circulation	67	78	88
Subscription circulation	44	46	53
Single copy circulation	23	32	35
Cover price	$6.99	$6.99	$6.99

Publishing Services

In fiscal 2013, our Publishing Services segment accounted for 6% (net of intersegment eliminations) of our total revenues and represents services provided to publishing and non-publishing clients such as placement and monitoring of supermarket racks, marketing and merchandising. In addition, we offer strategic management services for publishers including back office financial functions. This segment consists of the following services provided to publishing and non-publishing clients:

•	marketing, in-store merchandising and information gathering in Walmart, Kroger and other top retailers;

•
placement and monitoring of publications at the retail level, merchandising displays and reporting quantity of product in major retail and supermarket chains to our publishing and non-publishing clients;

•
print and digital advertising sales and strategic management direction in the following areas: manufacturing, subscription circulation, logistics, event marketing and full back-office financial functions.

Corporate and Other

In fiscal 2013, our Corporate and Other segment accounted for a minimal percentage of our total revenues and includes the international licensing of certain health and fitness publications, photo syndication for all our media content platforms as well as corporate overhead. Corporate overhead expenses are not allocated to other segments. This includes corporate executives, production, circulation, information technology, accounting, legal, human resources, business development and administrative department costs.

COMPETITION

Publishing is a highly competitive business. Our magazines, websites and digital apps compete not only with other magazines and digital apps but also with other mass media, websites and many other types of leisure-time activities. Competition for advertising dollars is based primarily on advertising rates, circulation levels, reader demographics, advertiser results and the effectiveness of the advertising sales force.

Our Celebrity Brands segment competes for readers and advertising dollars with Time Warner (People Magazine) and Bauer Publishing (In Touch and Life & Style) as well as Wenner Media (US Weekly). Our Women's Active Lifestyle segment competes for readers and advertising dollars with Condé Nast Publications (Self), Meredith Corporation (Fitness, Parents and American Baby) and Rodale (Women's Health and Prevention). Our Men's Active Lifestyle segment competes for readers and advertising dollar with Rodale (Men's Health), Wenner Media (Men's Journal) and Advanced Research Press (Muscular Development). Our Publishing Services segment, which is operated primarily through DSI, competes with Time Warner Retail Services and Comag Marketing Group in providing marketing and distribution services to magazine publishers. Our special interest publications can compete with a variety of magazines, depending on the focus of the particular issue.

Capturing advertising sales for our digital properties is highly competitive as well. Our challenge is to attract and retain users through an easy-to-use and content-relevant website. Competition for digital advertising is based on the number of unique users we attract each month, the demographic profile of that audience and the number of pages they view on our site.

SEASONALITY

Our business can experience fluctuations in quarterly performance, due to variations in the publication schedule from year to year and variability of audience and traffic on our websites as well as other factors. Not all of our publications are published on a regular schedule throughout the year. Additionally, the publication schedule for our special interest publications can vary and lead to quarterly fluctuations in our operating results. Advertising revenue in our magazines and on our websites is typically highest in the fourth fiscal quarter of the year, due to our publications' schedule. Certain newsstand costs vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of our magazines. These costs typically have a three-year life cycle but can vary significantly throughout the term.

INTELLECTUAL PROPERTY

We use multiple trademarks to distinguish our various publications and brands. These trademarks are the subject of registrations and pending applications filed by us for use with a variety of products and other content, both domestically and internationally, and we continue to expand our worldwide usage and registration of related trademarks. As of March 31, 2013, we had 63 registered trademarks in the United States and 226 corresponding trademarks registered in foreign countries relating to our brand names.

We protect our copyrighted content by registering our publications with the United States copyright office.  Our extensive portfolio consists of approximately 3,000 copyrights including, but not limited to: National Enquirer, Star, OK!, Globe, National Examiner, Soap Opera Digest, Country Weekly, Shape, Fit Pregnancy, Natural Health, Men's Fitness, Flex and Muscle & Fitness. We  also file copyright registrations for our special interest publications.

We regard our rights in and to our trademarks and copyrights as valuable assets. Accordingly, to protect our trademarks and copyrights against infringement and denigration by third parties, we control access to our proprietary technology and other confidential information through a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright and other applicable laws. Despite our efforts to protect our proprietary rights through intellectual property rights, licenses, and confidentiality agreements, we may not be able to prevent unauthorized parties from using our brand names and content.

EMPLOYEES

As of March 31, 2013, we had approximately 634 full-time and 1,322 part-time employees. We consider relations with our employees to be good.

GOVERNMENT REGULATIONS

Advertising and promotional information presented to visitors on our websites and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. In the United States, Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. Federal, state, local and foreign governments are also considering other legislative and regulatory proposals that would regulate the Internet in more and different ways than exist today.

AVAILABLE INFORMATION

Our Internet site is www.americanmediainc.com. Our Registration Statement, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to these documents, as well as certain other forms we file with or furnish to the SEC, can be viewed and downloaded free of charge as soon as reasonably practicable after they have been filed with the SEC by accessing www.sec.gov or visiting www.americanmediainc.com and clicking on About Us and Investor Relations. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act, irrespective of any general incorporation language contained in such filing.

2010 RESTRUCTURING

In November 2010, the Company and certain subsidiaries filed a prepackaged plan of reorganization (the “Plan”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Plan identified liabilities subject to compromise of $893.9 million, which included an outstanding term loan of $445.7 million, a revolving credit facility of $60.0 million and previously issued notes of $388.2 million (the “Old Notes”). In December 2010, the Bankruptcy Court confirmed the Plan and the Company emerged from bankruptcy and consummated a financial restructuring through a series of transactions (the “2010 Restructuring”).

As part of the 2010 Restructuring, we amended and restated our certificate of incorporation to, among other things, increase the number of shares authorized to be issued from 11,000,000 to 15,000,000, comprised of 14,000,000 shares of common stock and 1,000,000 shares of preferred stock. We issued 10,000,000 shares of new common stock and canceled all pre-existing equity interests in AMI, including warrants. We did not issue any shares of preferred stock.

Upon emergence, the Company determined it did not meet the requirements to apply fresh start accounting under applicable accounting standards because the holders of existing voting shares immediately before confirmation of the 2010 Restructuring received more than 50% of the voting shares in the emerging Company. Since fresh start accounting did not apply, assets and liabilities not subject to compromise continue to be reflected at historical cost. However, liabilities compromised by confirmed plans were accounted for, as summarized below, in accordance with the guidance provided for reporting entities not qualifying for fresh start accounting.

We exchanged $363.3 million of our Old Notes for 10,000,000 shares of newly issued common stock. The holders of the pre-existing debt also held shares of common stock that were canceled in connection with the 2010 Restructuring. Since this exchange occurred with pre-existing stockholders, the extinguishment of debt transaction was recorded as a capital transaction. As a result, the $587.0 million gain on this debt-for-equity exchange is reflected in the Consolidated Statement of Stockholders' Deficit for fiscal 2011. The gain on the exchange primarily consists of (i) $363.3 million of Old Notes, (ii) $282.7 million of canceled stock and (iii) $176.1 million of forfeited future interest payments on the Old Notes, less (iv) issuance of $235.8 million of equity.

We satisfied the term loan and revolving credit facility of $505.7 million with cash on hand and the proceeds from the issuance of new debt. Specifically, we issued $385.0 million aggregate principal amount of 11.5% first lien notes, maturing in December 2017 (the “First Lien Notes”) and $80.0 million aggregate principal amount of 13.5% second lien notes, maturing in June 2018 (the “Second Lien Notes”). The First Lien Notes and the Second Lien Notes are collectively referred to herein as the Senior Secured Notes. We also exchanged $24.9 million of the remaining Old Notes for $24.9 million of Second Lien Notes. Finally, we entered into a $40.0 million revolving credit facility, maturing in December 2015 (the “2010 Revolving Credit Facility”) which replaced our previous revolving credit facility. Under the 2010 Restructuring, the proceeds from the Senior Secured Notes and the 2010 Revolving Credit Facility were used to pay (i) the net carrying amount of the term loan and revolving credit facility, including a deferred consent fee and (ii) a 2% make-whole provision. In accordance with applicable accounting standards, the Company recorded this series of transactions as an extinguishment of debt and reflected the $8.6 million loss on extinguishment of debt in the Consolidated Statement of Income (Loss) for fiscal 2011.

Item 1A. Risk Factors.

Our business faces many risks. We have described below the material risks that we face. There may be additional risks that we do not yet know of or that we do not currently perceive to be material that may also impact our business. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on our business, results of operations, cash flows, financial condition and business prospects.

Our substantial debt could impair our ability to operate and expose us to certain risks.

Our future performance could be affected by our substantial amount of debt. As of March 31, 2013, our total principal amount of outstanding debt was approximately $481.9 million, consisting of $365.0 million principal amount of debt under the First Lien Notes, $104.9 million principal amount of debt under the Second Lien Notes and $12.0 million amount of debt under the 2010 Revolving Credit Facility. Our total consolidated interest expense was $59.8 million, which consists of interest under the Senior Secured Notes and the 2010 Revolving Credit Facility. In addition, the 2010 Revolving Credit Facility and the indentures governing the Senior Secured Notes contain certain covenants that, subject to certain exceptions, restrict us from paying dividends, incurring additional debt, creating liens, entering into certain mergers or consolidations, making acquisitions or other investments and selling or otherwise disposing of assets.

Our high level of debt could have important consequences for our business and operations, including the following:

•
our debt level requires that a significant portion of our cash flow from operations be used for the payment of interest on debt, reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•	our debt under the 2010 Revolving Credit Facility has a variable rate of interest, which exposes us to the risk of increased interest rates;

•	we may have a much higher level of debt than certain of our competitors, which may put us at a competitive disadvantage;

•	our debt level makes us more vulnerable to economic downturns and adverse developments in our business;

•	our debt level reduces our flexibility in responding to changing business and economic conditions, including increased competition in the publishing industry; and

•	our debt level limits our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategy.

Under the 2010 Revolving Credit Facility, we have to comply with a maximum first lien leverage ratio. Our ability to satisfy this ratio is dependent on our business performing in accordance with our projections. If the performance of our business deviates from our projections, we may not be able to satisfy this ratio. If we do not comply with this or other covenants and restrictions, we would be in default under our 2010 Revolving Credit Facility unless we obtained a waiver from the required lenders thereunder. Our outstanding debt under our 2010 Revolving Credit Facility, together with accrued interest, could then be declared immediately due and payable and commitments thereunder could be terminated. Our ability to comply with such provisions may be affected by events beyond our control. Moreover, the instruments governing almost all our other debt contain cross-acceleration provisions so that acceleration under any of our debt may result in a default under our other debt instruments. If a cross-acceleration occurs, the maturity of almost all our debt could be accelerated and become immediately due and payable. If that happens, we would not be able to satisfy our debt obligations, which would have a substantial adverse effect on our ability to continue as a going concern.

Obligations under our 2010 Revolving Credit Facility are secured by liens on substantially all our assets and the assets of certain domestic subsidiaries. In addition, our obligations under our 2010 Revolving Credit Facility are secured by a pledge of all the issued and outstanding shares of, or other equity interests in, certain of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our existing or subsequently acquired or organized foreign subsidiaries. If we, or one of our restricted subsidiaries, should be declared bankrupt or insolvent, or if we otherwise default under our 2010 Revolving Credit Facility, the lenders could declare all the funds borrowed thereunder, together with accrued interest, immediately due and payable and commitments thereunder could be terminated. If we were unable to repay such debt, the lenders could foreclose on the pledged stock of our subsidiaries and on the assets in which they have been granted a security interest.

Future acquisitions, partnerships, publishing services agreements and joint ventures may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

In the future, we may seek to grow the Company and its businesses by making acquisitions or entering into partnerships, publishing services agreements or joint ventures. Any future acquisition, partnership, publishing service agreement or joint venture may require that we make significant cash investments, issue stock or incur substantial debt. In addition, acquisitions, partnerships, publishing services agreements or investments may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses. Furthermore, any future acquisitions of businesses or facilities could entail a number of additional risks, including:

•	problems with effective integration of operations;

•	the inability to maintain key pre-acquisition business relationships;

•	increased operating costs;

•	exposure to unanticipated liabilities; and

•	difficulties in realizing projected efficiencies, synergies and cost savings.

Such acquisitions and investments may require additional funding which may be provided in the form of additional debt, equity financing or a combination thereof. We cannot assure that any such additional financing will be available to us on acceptable terms, or at all, or that we will be permitted under the terms of the 2010 Revolving Credit Facility (or any replacement thereof) or under the terms of the indentures governing our Senior Secured Notes to obtain such financing for such purpose.

We have incurred indebtedness to finance past acquisitions. We may finance future acquisitions with additional indebtedness, subject to limits in our debt agreements. As a result, we could face the financial risks associated with incurring additional indebtedness such as reducing our liquidity and access to financing markets and increasing the amount of cash flow required to service such indebtedness.

Our performance could be adversely affected if we lose our key personnel.

We believe that our success is largely dependent on the abilities and experience of our senior management team. The loss of the services of one or more of these senior executives could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies. We do not maintain key man life insurance on the lives of our senior management. We have entered into employment agreements or arrangements with our senior management team, certain of which contain non-compete provisions. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations.

If we fail to implement our business strategy, our business will be adversely affected.

Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategy. We may not be able to successfully implement our business strategy or improve our operating results. In particular, we may not be able to increase circulation of our publications, obtain new sources of advertising revenues, generate additional revenues by building on the brand names of our publications, attract new clients for DSI or raise the cover prices of our publications without causing a decline in circulation. Furthermore, any growth through acquisitions and investments will be dependent upon identifying suitable acquisition or investment candidates and successfully consummating such transactions and integrating the acquired operations at reasonable costs. We may not successfully integrate any acquired businesses or publishing services client and may not be able to achieve anticipated revenue and cost benefits.

Any failure to successfully implement our business strategy may adversely affect our ability to service our indebtedness, including our ability to make principal and interest payments on the debt. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

The global financial crisis and economic downturn could continue to negatively impact our liquidity, results of operations and financial condition, as well as our ability to accurately forecast our results, and it may cause a number of the risks that we currently face to increase in likelihood, magnitude and duration.

The recent financial crisis and economic downturn continue to negatively impact economic activity globally. Our operations and performance depend significantly on worldwide economic conditions. Our customers may continue to delay or reduce their expenditures in response to deteriorating macroeconomic and industry conditions and uncertainty, which has had a significant negative impact on the demand for our products and therefore the cash flows of our business and could continue to have a negative impact on our liquidity and capital resources. In addition, our revenues from advertising are still negatively impacted as some customer advertising budgets have continued to be scaled back. Management expects to continue facing challenges resulting from the recent downturn in economic conditions.

A number of risks that we ordinarily face may increase in likelihood, magnitude and duration. These risks include potential deterioration of our customers’ ability to pay; losses or impairment charges; reduced revenue; further deterioration in our cash balances; an inability to access the capital markets; a further reduction in the amount of money that advertisers have available to spend for advertising in our products, increases in fuel prices, which affect our freight costs; increases in postage rates; unfavorable regulations; and our inability to achieve cost savings. We expect to continue facing challenges resulting from the recent downturn in economic conditions.

Our business is affected by factors that impact consumer spending habits or patterns.

Most of our products involve discretionary spending on the part of consumers. Consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products sensitive to general economic conditions and economic cycles and trends in advertising placements, and we have experienced reduced demand for, and decreased advertising in, our products in the recent recessionary environment. Certain economic conditions such as regional or international economic downturns, including periods of increased inflation, unemployment levels, tax rates, interest rates, gasoline and other energy prices or declining consumer confidence negatively impact consumer spending. Reduced consumer spending or a shift in consumer spending patterns will likely result in reduced demand for our products and may also require increased selling and promotional expenses. A reduction or shift in domestic or international consumer spending habits or patterns could negatively impact our business, results of operations and financial condition.

General economic trends, as well as trends in advertising spending and competition, along with declines in single copy circulation, may reduce our advertising and circulation revenues, which represent the vast majority of our revenues.

Our advertising and circulation revenues, which accounted for 92% of our total operating revenues in fiscal 2013, are subject to the risks arising from adverse changes in domestic and global market conditions (e.g. recessionary environments or increases in fuel prices and interest rates) and possible shifting of advertising spending from print to Internet or other media or decreases in advertising budgets. Extraordinary weather conditions, such as hurricanes and the tornado outbreaks, can impact newsstand sales, advertising revenues and other revenues, such as distribution. Any adverse impact of economic conditions on our business may result in reductions in advertising and circulation revenue.

Our circulation revenues are subject to the risks arising from our ability to institute price increases for our print products and are affected by competition from other publications and other forms of media available in our various markets, changing consumer lifestyles resulting in decreasing amounts of free time, declining frequency of regular magazine buying among young people and increasing costs of circulation acquisition.

We believe that the principal factors contributing to the declines in our single copy circulation include: (1) the recent economic slowdown; (2) increased competition from other publications and forms of media, such as certain newspapers, television and radio programs and websites concentrating on celebrity news; (3) a general industry-wide decline in single copy circulation of individual publications due to the recent economic decline and competition from other forms of media; and (4) diminished service levels from wholesalers who distribute our magazines to retailers and fill the pockets at checkout counters as a result of consolidation among wholesalers and their related efforts to cut expenses.

Historically, we have been able to offset some of the declines in single copy circulation, in part, through increases in cover prices and cost reductions. We may not be able to increase cover prices without decreasing circulation or be able to take other measures, such as increasing advertising revenue rates or pages and reducing print orders of our titles, to offset such circulation declines. In addition, we may not be able to reverse the single copy circulation declines described above, and such declines in circulation could have a material adverse effect on our business, results of operations and financial condition.

We face significant competition from other publications and other forms of media, such as television, radio and digital concentrating on celebrity news and health and fitness, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position.

We compete in varying degrees with other publications sold at retailers’ checkout counters, as well as forms of media concentrating on celebrity news, such as certain tabloids, magazines and digital, and television and radio programs. We believe that historical declines in single copy circulation have resulted, in part, from increased competition from publications and other forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and its price. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and results. Certain of our competitors have substantially larger operating staffs, greater capital resources and greater revenues from their publications. In this respect, we may be at a competitive disadvantage with such entities.

We believe that our most significant direct competitors in the print media are Time Warner (People Magazine), Bauer Publishing (In Touch and Life & Style), Wenner Media (US Weekly and Men's Journal), Condé Nast Publications (Self), Meredith Corporation (Fitness, Parents and American Baby) and Rodale (Women's Health, Men's Health and Prevention).

The publishing industry is undergoing a transformation in the way consumers consume a publisher's content. Consumers are increasingly opting to access editorial and other content through digital platforms besides print publications. In order to address the consumer migration to digital platforms, we have been implementing, and continue to implement, a digital investment strategy to ensure that we offer editorial and other content for digital platforms and we have the appropriate technology to digitally deliver such content to our consumers in the formats they prefer. In addition, we compete with other publishers and non-publishing parties for advertising sales for our digital properties based on the number of unique users we attract each month, the demographic profile of that audience and the number of pages they view on our websites. Due to the competitive nature of the publishing industry, advertising sales in general and the rapidly evolving technology used to deliver digital content, we may not be able to successfully monetize our digital content. In addition, we may not be able to monetize our digital content at a level necessary to meet or exceed the amount of print revenue we may lose due to the consumer's migration to digital content. If we are not able to successfully monetize our digital content or do so at a level to offset the print revenue we lose, our failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Increased competition may result in less demand for our products and services, which may have a material adverse effect on our business, results of operations and financial condition.

Our business and results of operations may be adversely affected by increases in fuel costs, the price of paper or postage and printing costs.

Many aspects of our business have been directly affected by increases in the cost of fuel. Increased fuel costs have translated into increased costs for the products and services we receive from our third-party suppliers, including, but not limited to, increased production and distribution costs for our products. In particular, paper and postage represent significant components of our total cost to produce and distribute our printed products and represented approximately 20% of our total operating expenses for fiscal 2013. Paper is a commodity and its price has been subject to significant volatility due to supply and demand in the marketplace as well as volatility in the raw material and other costs incurred by our paper suppliers. We have not entered into a long-term supply agreement with our paper suppliers, and they may raise their prices for paper from time to time. Furthermore, because the United States Postal Service and Canada Post Corporation distribute substantially all our subscription publications and many of our marketing materials, increases in the cost of postage to mail our subscription publications may have an adverse effect on our business. We cannot predict with certainty the magnitude of future price changes in paper and postage or how increases in fuel costs will affect our third-party suppliers and the rates they charge us. If fuel, paper or postage prices increase and we cannot pass these costs on to our customers, such increases may have a material adverse effect on our business, results of operations and financial condition.

Our business may be adversely affected if we lose one or more of our vendors.

A loss of one or more of our vendors related to production or circulation or a disruption in one of those vendors’ businesses or a failure by one of them to meet our production or circulation needs on a timely basis could cause temporary shortages in needed materials or services, which could have a material adverse effect on our business, results of operations and financial condition.

Terrorist attacks and other acts of violence or war may affect the financial markets and our business, results of operations and financial condition.

Terrorist attacks may negatively affect our operations and financial condition. There can be no assurance that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our retailers, suppliers and customers. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. They could result in an economic recession in the United States or abroad. Any of these occurrences could have a material adverse impact on our business, results of operations and financial condition.

Pending and future litigation or regulatory proceedings could materially affect our operations.

Since the focus of some of our publications often involves celebrities or controversial subjects and because of our news gathering techniques, the risk of defamation or invasion of privacy litigation or the filing of criminal charges exists. While we have not historically experienced any difficulty obtaining insurance coverage, we cannot assure that we will be able to do so in the future at rates acceptable to us, or at all. There are currently no such claims pending that we believe would have a material adverse effect on our operations. In addition to the celebrity litigation in which we may be involved, from time to time we may be involved in commercial litigation. Any pending or future litigation or regulatory proceeding, if adversely determined, could have a material adverse effect on our business, results of operations and financial condition.

If our goodwill or other identifiable intangible assets become impaired, we may be required to record a significant charge to earnings.

As of March 31, 2013, the net book value of our goodwill and other intangible assets was approximately $465.4 million. Accounting rules require us to record a charge against our earnings to the extent that any of these assets are impaired. Accordingly, impairment of our goodwill, trade names, subscriber lists or the impairment of other intangible assets due to litigation, obsolescence, competitive factors or other reasons could result in a material adverse effect on our results of operations.

Some provisions of Delaware law and our amended and restated certificate of incorporation, as well as our stockholders’ agreement, may deter third parties from acquiring us.

Provisions contained in our amended and restated certificate of incorporation and the laws of Delaware, the state in which we are incorporated, as well as our stockholders’ agreement, could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our amended and restated certificate of incorporation and stockholders’ agreement impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions that our stockholders desire.

If we do not maintain an effective system of internal controls over financial reporting and disclosure controls, our operating results and reputation would be harmed.

Effective internal controls over financial reporting and disclosure controls are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully. If we cannot provide reliable financial reports or prevent fraud, our operating results and reputation would be harmed. As part of our ongoing monitoring, we may discover material weaknesses or significant deficiencies in our internal control over financial reporting that require remediation.

We cannot assure that material weaknesses or significant deficiencies, to the extent they exist, in internal controls over financial reporting or disclosure controls would be identified in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal controls over financial reporting and disclosure controls could, among other things, result in losses from fraud or error, cause us not to satisfy our reporting obligations, cause investors to lose confidence in our reported financial information or harm our reputation, all of which could have a material adverse effect on our business, results of operations and financial condition.

We may suffer credit losses that could adversely affect our results of operations.

We extend unsecured credit to most of our customers. We recognize that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Credit exposure also includes the amount of estimated unbilled sales. The level of credit is influenced by the customer’s credit history with us and other available information, including industry-specific data.

We maintain a reserve account for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to pay, additional allowances might be required, which could have a material adverse effect on our business, results of operations and financial condition.

Our single copy revenues consist of copies sold primarily to two wholesalers and the loss of either of these wholesalers could materially adversely affect our business and results of operations.

As of March 31, 2013, single copy revenues consisted of copies distributed to retailers primarily by two major wholesalers. In fiscal 2013, 2012 and 2011, The News Group accounted for approximately 29%, 23% and 25%, respectively, of our total operating revenue and Source Interlink Companies accounted for approximately 14%, 12% and 13%, respectively, of our total operating revenue. We have multi-year service arrangements with our wholesalers, which provide incentives to maintain certain levels of service. When these arrangements expire, we may not be able to renew them with the wholesalers on favorable terms, extend the terms of these arrangements or extend our relationship with the wholesalers at all. Our operating results could be materially affected by disruption of the distribution of our magazines through the wholesalers.

Employee benefit costs are increasing significantly.

Health insurance costs have increased significantly faster than inflation on an annual basis during the past few years. We also anticipate that in coming years, the cost of health care will continue to escalate, causing an increase to our expenses and employee contributions.

If we are unable to protect our intellectual property, the value of our intangible assets may be diminished and our competitive position and business may be adversely affected.

Our success depends in part upon our ability to protect our intellectual property, consisting primarily of trade secrets, trademarks and copyrights. To protect our intellectual property, we control access to our proprietary technology and other confidential information through a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright and other protection laws, to protect our proprietary rights.

Other parties may infringe on our intellectual property rights and may thereby dilute the value of our brands in the marketplace. Brand dilution or the introduction of competitive brands could cause confusion in the marketplace and adversely affect the value that consumers associate with our brands, thereby negatively impacting our sales. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources, financial or otherwise, to protect these rights through litigation or other means. In addition, third parties may assert claims against our intellectual property rights and we may not be able to successfully resolve those claims causing us to lose our ability to use our intellectual property that is the subject of those claims. Such loss could have a material adverse effect on our business, financial condition and results from operations. Furthermore, from time to time, we may be involved in litigation in which we are enforcing or defending our intellectual property rights, which could require us to incur substantial fees and expenses and have a material adverse effect on our business, financial condition and results from operations.

Our financial statements are subject to changes in accounting standards that could adversely impact our profitability or financial position.

Our financial statements are subject to the application of accounting principles generally accepted in the United States of America (“US GAAP”), which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports. An assessment of proposed standards is not provided, as such proposals are subject to change through the exposure draft process and, therefore, their effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on the reported results of operations and financial position.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth certain information concerning the location, use and approximate square footage of our principal locations as of March 31, 2013, all of which are leased:

Location	Principal Use	Approximate Area in Square Feet
Boca Raton, FL	Editorial offices for our Celebrity Brands segment, administrative offices for our Publishing Services segment and executive administrative offices	55,660
New York, NY	Editorial and sales offices for all of our segments and executive administrative officers	99,054
Los Angeles, CA	Editorial offices for our Celebrity Brands segment	13,718

We moved our administrative offices for DSI out of our West Palm Beach, Florida facility and into our Boca Raton, Florida facilities at the end of December 2012. The leases for our offices and facilities expire between 2014 and 2022, and some of these leases are subject to renewal.

We believe that our existing facilities are well maintained and in good operating condition.

Item 3.     Legal Proceedings.

On March 10, 2009, Anderson News, L.L.C. and Anderson Services, L.L.C., magazine wholesalers (collectively, “Anderson”), filed a lawsuit against American Media, Inc., DSI, and various magazine publishers, wholesalers and distributors in the Federal District Court for the Southern District of New York (the “Anderson Action”). Anderson's complaint alleged that the defendants violated Section 1 of the Sherman Act by engaging in a purported industry-wide conspiracy to boycott Anderson and drive it out of business. Plaintiffs also purported to assert claims for defamation, tortious interference with contract, and civil conspiracy. The complaint did not specify the amount of damages sought. On August 2, 2010, the District Court dismissed the action in its entirety with prejudice and without leave to replead and, on October 25, 2010, denied Anderson's motion for reconsideration of the dismissal decision. Anderson appealed the District Court's decisions. On April 3, 2012, the Second Circuit issued a decision reversing the dismissal of the lawsuit and reinstating the antitrust and state law claims (except the defamation claim, which Anderson withdrew), and, on January 7, 2013, the United States Supreme Court declined to review the Second Circuit decision. Following the Second Circuit decision, the case has been proceeding in the District Court and the parties are engaged in discovery which is scheduled to be completed in November 2013.

Anderson is in chapter 11 bankruptcy proceedings in Delaware bankruptcy court. On June 11, 2010, American Media, Inc. filed a proof of claim in that proceeding for $5.6 million, but Anderson asserts that it has no assets to pay unsecured creditors like American Media, Inc. An independent court-appointed examiner has identified claims that Anderson could assert against Anderson insiders in excess of $340.0 million.

In an order of the Delaware bankruptcy court, entered on November 14, 2011, American Media, Inc. and four other creditors (collectively, the “Creditors”), which also are defendants in the Anderson Action, were granted the right to file lawsuits against Anderson insiders asserting Anderson's claims identified by the examiner. The Creditors' retention of counsel to pursue the claims on a contingency fee basis was also approved. On November 14, 2011, pursuant to this order, a complaint was filed against ten defendants. The bankruptcy court, however, has entered a stay of discovery pending conclusion of fact discovery in the Anderson Action.

While it is not possible to predict the outcome of the Anderson Action or to estimate the impact on American Media, Inc. and DSI of a final judgment against American Media, Inc. and DSI (if that were to occur), American Media, Inc. and DSI believe that the claims asserted by Anderson, in the Anderson Action, are meritless. American Media, Inc. and DSI have antitrust claim insurance that covers defense costs.  American Media, Inc. and DSI have filed a claim for insurance coverage with regard to the Anderson Action and certain of their defense costs are being paid by the insurer, and, in the event of a settlement or a damages award by the Court, and subject to the applicable policy limits, they anticipate seeking reimbursement from the insurer for payment of such settlement or damages. American Media, Inc. and DSI will continue to vigorously defend the case.

In addition, because the focus of some of our publications often involves celebrities and controversial subjects, the risk of defamation or invasion of privacy litigation exists. Our experience indicates that the claims for damages made in celebrity lawsuits are usually inflated and such lawsuits are usually defensible and, in any event, any reasonably foreseeable material liability or settlement would likely be covered by insurance, subject to any applicable deductible. We also periodically evaluate and assess the risks and uncertainties associated with our pending litigation disregarding the existence of insurance that would cover liability for such litigation. At present, in the opinion of management, after consultation with outside legal counsel, the liability resulting from pending litigation, even if insurance was not available, is not expected to have a material effect on our consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholders' Matters and Issuer Purchases of Equity Securities.

There is no established public trading for our common stock. As of May 31, 2013, there were approximately 67 record holders of our common stock.

We did not make any dividend payments in fiscal 2013 or 2012, and we do not anticipate paying any dividends on our common stock in the foreseeable future. The terms of our 2010 Revolving Credit Facility restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends. With respect to the dividend restriction, the 2010 Revolving Credit Facility and the Indentures include a cap on the total amount of cash available for distribution to our common stockholders.

Item 6.    Selected Financial Data.

The selected financial information set forth below for the five fiscal years ended March 31, 2013 is not necessarily indicative of results of future operations, should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto contained in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The notes to Selected Financial Data below include certain factors that may affect the comparability of the information presented below.

	Fiscal Year Ended March 31,
(in thousands)	2013	2012	2011	2010	2009
Results of Operations
Circulation	$212,720	$228,683	$228,694	$246,214	$254,959
Advertising	107,151	126,117	135,868	134,281	171,127
Other	28,655	31,816	33,077	31,935	35,563
Total operating revenues	348,526	386,616	397,639	412,430	461,649
Operating expenses	348,601	320,299	303,612	331,453	588,680
Operating (loss) income	(75)	66,317	94,027	80,977	(127,031)
Other expenses, net	(61,464)	(61,533)	(93,987)	(54,494)	(89,705)
(Benefit) provision for income taxes	(5,994)	(17,509)	4,003	22,756	(33,339)
(Loss) income from continuing operations	(55,545)	22,293	(3,963)	3,727	(183,397)
Income from discontinued operations, net of income taxes	—	—	—	—	500
Net (loss) income	(55,545)	22,293	(3,963)	3,727	(182,897)
Less: net income attributable to noncontrolling interest	(694)	(726)	(510)	(509)	(426)
Net (loss) income attributable to American Media, Inc. and subsidiaries	$(56,239)	$21,567	$(4,473)	$3,218	$(183,323)
Financial position at March 31,
Cash and cash equivalents	$2,375	$5,226	$21,285	$6,606	$18,995
Goodwill and other identified intangible assets, net	465,384	519,469	499,898	502,520	523,465
Total assets	577,451	651,648	637,521	620,459	666,843
Total debt, net of premium and discount	481,889	476,889	489,889	1,014,480	1,061,991
Total stockholders' deficit	(77,762)	(21,349)	(42,878)	(578,434)	(581,703)
Notes to Selected Financial Data

Net (loss) income attributable to American Media, Inc. and subsidiaries for fiscal year

2013 results include a non-cash goodwill and tradename impairment charge related to certain reporting units of approximately $54.5 million.

2011 results include reorganization costs of approximately $24.5 million and a loss on extinguishment of debt of approximately $8.6 million.

2010 results include a non-cash goodwill and tradename impairment charge related to certain reporting units of approximately $17.6 million.

2009 results include a non-cash goodwill and tradename impairment charge related to certain reporting units of approximately $217.4 million and a gain on extinguishment of debt of approximately $4.9 million. Discontinued operations included the operations of Weekly World News.

Total debt, net of premium and discount includes current maturities of long-term debt and future interest payments on the pre-existing debt prior to the 2010 Restructuring, reflected in the carrying amount of the total debt, of $198.4 million in fiscal 2010 and $232.2 million in fiscal 2009. As a result, we did not recognize interest expense on certain pre-existing debt.

Total stockholders' deficit includes a gain on restructuring of approximately $587.0 million in fiscal 2011 related to the exchange of debt for equity in connection with the 2010 Restructuring.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in "Cautionary Statements Regarding Forward-Looking Information" and "Risk Factors" included in this Annual Report. Our MD&A is presented in the following sections:

•	Executive Summary

•	Current Developments and Management Action Plans

•	Results of Operations

•	Operating Segment Results

•	Liquidity and Capital Resources

•	Contractual Obligations and Other Commitments

•	Seasonality and Quarterly Fluctuations

•	Off-Balance Sheet Financing

•	Application of Critical Accounting Estimates

•	Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY

We are a leading content centric media company specializing in the fields of celebrity journalism and active lifestyle. Our well-known brands include, but are not limited to, National Enquirer, Star, OK!, Globe, National Examiner, Shape, Fit Pregnancy, Natural Health, Men's Fitness, Muscle & Fitness and Flex. We are platform agnostic and distribute our content across multiple platforms including print, digital, websites, mobile, tablets and video. We circulate our print publications utilizing single copy and subscription sales using national distributors, wholesalers, retailers and the U.S. Postal Service. Total circulation of our print publications with a frequency of six or more times per year were approximately 5.9 million copies per issue during the fiscal year ended March 31, 2013.

Our operating revenue is derived primarily from our media content and advertising sales through print and digital platforms (including websites, mobile, tablets and video). Print circulation revenue is 61% of our operating revenue for the fiscal year ended March 31, 2013. Single copy sales are 78% of the print circulation revenue, with the remaining 22% coming from subscription sales. Our print and digital advertising revenue is 28% and 3%, respectively, of our operating revenue for the fiscal year ended March 31, 2013. Our digital subscription sales represented 1% of our operating revenue for the fiscal year ended March 31, 2013.

Operating expenses consist of production, distribution, circulation, editorial and selling, general and administrative. The largest components of our operating expenses are for production of our printed magazines, which includes costs for printing and paper. Distribution and circulation expenses primarily consist of postage and other costs associated with fulfilling subscriptions and newsstand transportation. Editorial expenses represent costs associated with manuscripts, photographs and related salaries.

Our financial performance depends, in large part, on varying conditions in the markets we serve. Demand in these markets tends to fluctuate in response to overall economic conditions and current events. Economic downturns in the markets we serve generally result in reductions in revenue as a result of lower consumer spending, which can lead to a reduction in advertising revenue.

References to our fiscal year (e.g. "fiscal 2013") refer to our fiscal year ended March 31st of the applicable fiscal year.

CURRENT DEVELOPMENTS AND MANAGEMENT ACTION PLANS

During fiscal 2013, we continued our transformation into a platform agnostic content centric media company by expanding the availability of our print content through a number of different digital platforms (e.g. websites, mobile, tablets, video and social media).

Our digital revenue for fiscal 2013 increased 23% to $9.4 million as compared to fiscal 2012, with the majority of the growth in the second half of fiscal 2013 as the traffic growth was built by our new digital team of seven senior executives from Fox Mobile, Microsoft and Google and 56 digital associates, who all started working for us during this time period. We now have a fully integrated print and digital sales team of more than 90 sellers, with a dozen digital brand champions across all the websites. We believe we have the optimal structure to respond to our advertisers' requests for integrated marketing solutions for combined print and digital, as well as digital only programs. 13% of our total paid subscriptions of 4.0 million are digital as of March 31, 2013; this is two times the industry norm.

We successfully relaunched Shape and Men's Fitness in fiscal 2013, in both print and digital formats. During fiscal 2013, digital advertising revenue for Shape increased 21% over fiscal 2012 and currently represents 14% of Shape’s total revenue As we begin fiscal 2014, Shape magazine has reclaimed its number one share-of-market in print advertising pages and became number on in total unique visitors to its website within its competitive set against Self, Fitness and Women's Health.

With the continued successes achieved in the digital distribution of Shape’s content, we are continuing to expand our digital distribution platform across our other well-known brands by launching "digi-mags" for Men’s Fitness and an e-commerce website for Muscle & Fitness and building out our other websites, as well as launching digital editions for all our brands on the Apple and Google Newsstands, Zinio, Amazon Kindle and Barnes & Noble’s Nook.

In January 2013, we entered into a publishing agreement with USA Today to collaborate on the development, publication and distribution of certain special interest publications (the "USA Today Publications") that will be published under the USA Today brand. We will have a non-exclusive right to use and display the USA Today trademarks in connection with the publication, distribution and promotion of the USA Today Publications. We also entered into a publishing agreement with Core Media to publish a collector's edition magazine covering the life of Elvis Presley.

David Zinczenko, former editor-in-chief of Men's Health and general manager of Women's Health and Rodale Books for 20 years, left Rodale and launched his own company, Galvanized Media, with two former Rodale creative executives. We entered into a three year agreement with Mr. Zinczenko and his new company to work exclusively on Men's Fitness and to launch a branded book division for AMI utilizing the Shape, Men's Fitness and Natural Health brands. Mr. Zinczenko's first assignment was to redesign and relaunch Men's Fitness. The relaunch was accomplished in four weeks, in April 2013, and brought in 45 new lifestyle advertisers. The relaunch has been a success with newsstand and advertising sales up double digits in fiscal 2014 over prior year.

Arnold Schwarzenegger has returned to AMI as the Group Executive Editor for Muscle & Fitness and Flex upon the completion of his term as governor of California. We have already experienced an increase in newsstand and advertising revenues since Mr. Schwarzenegger returned to the magazines.

We are continuing our innovation of single-subject, single-sponsored digital magazines, or "digi-mags," for both Apple and Android operating systems and we are currently syndicating Shape content on Yahoo! Shine. As a result, our fiscal year 2014 video strategy will now encompass programming, marketing, distribution, sales and hosting.

In April 2013, we became the first publisher to partner with Walmart on digital edition subscription sales. Shape and OK! customers at Walmart are able to download a free digital copy of the issue, which will offer the customer a special offer for a one-year digital subscription.

Other Developments

In August 2012, the Company filed a Registration Statement with the SEC to offer to exchange (the "Exchange Offer") up to $365.0 million of the 11.5% first lien notes due December 2017 (the "Exchange Notes"), which were registered under the Securities Act, for up to $365.0 million of our 11.5% first lien notes due December 2017 (the "First Lien Notes"), which we issued in December 2010. On October 19, 2012, the Registration Statement, as amended (the "Exchange Offer Registration Statement"), was declared effective by the SEC and the Company commenced the Exchange Offer for the First Lien Notes. The Company had been in registration default since February 2012 and the interest on the First Lien Notes increased 0.25% per annum for each 90 day period until the registration default was cured. The registration default was cured upon the completion of the Exchange Offer on November 20, 2012 and the Company incurred approximately $1.3 million in additional interest due to the registration default. See Liquidity and Capital Resources for further discussion regarding the First Lien Notes, the registration rights agreement and the registration default.

In late October 2012, Superstorm Sandy ("Hurricane Sandy") impacted the Mid-Atlantic and Northeast regions of the United States, causing extensive property damage and power outages. We sustained property losses, incurred extra expenses and realized some modest business interruption and have filed a claim with our insurance carriers.

During the third quarter of fiscal 2013, we recorded a pre-tax non-cash impairment charge of $42.8 million, $3.9 million and $7.8 million for the Celebrity Brands segment goodwill, the Women's Active Lifestyle segment tradenames and the Men's Active Lifestyle segment goodwill and tradenames, respectively.

Management Action Plans for Revenue Enhancement and Cost Savings

During fiscal 2011, we implemented a management action plan (the “2011 Management Action Plan”), that resulted in incremental cost savings of $11.2 million and revenue enhancements of $2.3 million as compared to the fiscal 2011 budget. The cost reductions were primarily in the production area related to print order reductions, reduced book sizes, and paper rate savings. Revenue enhancements included cover price increases and the publishing of five special issues. We realized the benefits from the 2011 Management Action Plan in fiscal 2011, 2012 and 2013 and we will continue to receive cost savings throughout fiscal 2014 and beyond.

During fiscal 2012, we developed and implemented management action plans totaling $31.7 million of cost savings in fiscal year 2012 (the "2012 Management Action Plans"). The expense reductions were primarily in the production area related to the renegotiation and extension of our RR Donnelly printing contract, print order reductions to increase efficiencies for all of our publications, reduced book sizes to be comparable to our competitive set, reduced general and administrative and employee related expenses, as well as paper rate savings based on our in-house purchasing strategy. We realized the benefits from the 2012 Management Action Plan in fiscal 2012 and 2013 and we will continue to receive cost savings throughout fiscal 2014 and beyond.

During fiscal 2013, we developed and implemented management action plans that resulted in revenue enhancements of $8.4 million and operating income of $3.1 million from the publishing of 27 additional pop iconic special issues primarily in the Celebrity Brands segment. In addition to the revenue enhancements, we developed and implemented management action plans that resulted in $13.7 million of cost savings in fiscal 2013 (the "2013 Management Action Plans"). The expense improvements were primarily in the manufacturing area related to the ongoing benefits from our RR Donnelly printing contract, print order efficiency plan, paper rate savings based on our in-house purchasing strategy, reduced book sizes and reduced employee related expenses. We realized the benefits from the 2013 Management Action Plan in fiscal 2013 and we will continue to receive cost savings throughout fiscal 2014 and beyond.

Reference to Management Action Plans refers to the 2013 Management Action Plans, the 2012 Management Action Plans and the 2011 Management Action Plans, collectively.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2013 compared to the Fiscal Year Ended March 31, 2012

Operating Revenue

Our print circulation revenue represented 61% and 59% of our operating revenue during fiscal 2013 and 2012, respectively. Single copy sales accounted for 78% of total circulation revenue for fiscal 2013 and 2012. The remainder of print circulation revenues was from subscription sales.

Our advertising revenues are derived from national advertisers, including: packaged goods, sports nutrition products, automotive, entertainment, pharmaceutical, sports apparel, beauty, cosmetics, fashion and direct response. Our print advertising revenues represented 28% and 31% of our total operating revenues for fiscal 2013 and 2012, respectively. Our digital advertising revenues represented 3% and 2% of our total operating revenues for fiscal 2013 and 2012, respectively. Our digital subscription sales represented 1% of our operating revenue in fiscal 2013 and were not significant in fiscal 2012 and 2011.

Total operating revenue decreased $38.1 million, or 10%, primarily due to a $19.0 million, or 15%, reduction in advertising revenue. In addition, circulation revenue declined $16.0 million, or 7%, and other revenues decreased $3.2 million, or 10%.

Advertising revenue declined due to reduced ad spending by beauty, packaged goods and pharmaceutical advertisers, primarily in Shape and Star magazines. During fiscal 2013, these print advertisers shifted their advertising dollars from print to broadcast for the 2012 Summer Olympics. In addition, many of these advertisers' ad agencies were also impacted by Hurricane Sandy, which caused media planning delays and cancellation of print media commitments. All of these advertisers have returned to Shape and Star for the first quarter of fiscal 2014 and both magazines are experiencing double digit growth versus fiscal 2013.

Circulation revenue declined due to the continued softness in the U.S. economy, coupled with the further newsstand decline in the celebrity sector. Hurricane Sandy also impacted newsstand sales due to the temporary closures of thousands of stores in the Mid-Atlantic and Northeast regions of the U.S. ($1.7 million) in addition to certain titles that were discontinued ($6.3 million).

Operating Expenses

Total operating expenses, before the $54.5 million non-cash charge for impairment of goodwill and tradenames, decreased $26.2 million, or 8%, due to planned expense reductions pursuant to the 2013 Management Action Plans in the following areas: $16.5 million in production, $11.3 million in distribution and circulation and $2.2 million in editorial expenses. These decreases have been partially offset by an increase of $2.3 million in selling, general and administrative expenses, primarily attributable to a $1.3 million bad debt expense related to a single advertiser, our continued investment in our digital strategy and the $1.4 million increase in depreciation and amortization.

Interest Expense

Interest expense increased $1.4 million, or 2%, primarily due to the higher interest rates on the First Lien Notes during the registration default period during fiscal 2013.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs declined due to lower amortization costs during fiscal 2013 as a result of the redemption of senior secured notes during fiscal year 2012.

Income Taxes

We recorded an income tax benefit of $6.0 million and $17.5 million during fiscal 2013 and 2012, respectively. The decrease in income tax benefit is due to the elimination of a previously recognized valuation allowance of $17.7 million against the Company's deferred tax assets during fiscal 2012.

Net Loss

The $77.8 million increase in net loss is primarily attributable to the $54.5 million non-cash charge for impairment of goodwill and tradenames coupled with the $38.1 million reduction in operating revenues and the $11.5 million decrease in income tax benefit. These increases have been partially offset by the decrease in operating expenses of $29.9 million resulting primarily from the 2013 Management Action Plans.

Fiscal Year Ended March 31, 2012 compared to the Fiscal Year Ended March 31, 2011

Operating Revenue

Our print circulation revenue represented 59% and 58% of our operating revenue for fiscal 2012 and 2011, respectively. Single copy sales accounted for 78% and 80% of total circulation revenue for fiscal 2012 and 2011, respectively. The remainder of print circulation revenues was from subscription sales.

Our advertising revenues are derived from national advertisers, including: packaged goods, sports nutrition products, automotive, entertainment, pharmaceutical, sports apparel, beauty, cosmetics, fashion and direct response. Our print advertising revenues represented 31% and 32% of our total operating revenues for fiscal 2012 and 2011, respectively. Our digital advertising revenues represented 2% of our total operating revenue for fiscal 2012 and 2011.

Total operating revenue decreased $11.0 million, or 3%, primarily due to a $9.8 million, or 7%, reduction in advertising revenue. In addition, other revenues decreased $1.3 million or 4%.

Advertising revenue declined due to reduced ad spending by nutritional supplement advertisers, primarily in Men's Fitness, Muscle and Fitness and Flex magazines. During fiscal 2012, these print advertisers for sports nutrition and diet products canceled their advertising dollars due to federal regulatory complaints on their products. All of these advertisers have returned to these magazines in the first quarter of fiscal 2014 with new products.

Operating Expenses

Total operating expenses increased $16.7 million, or 5%, due to the partial year of operations of OK!, Soap Opera Digest and Soap Opera Weekly in fiscal 2012 as compared to fiscal 2011. The expense impact was $7.7 million increase in distribution and circulation, $5.5 million increase in production, $1.2 million increase in general and administrative expenses and $2.2 million increase in depreciation and amortization.

Interest Expense

Interest expense increased $1.9 million, or 3%, primarily due to the capitalization of certain pre-existing debt during fiscal 2011 compared to interest expense under the Senior Secured Notes during fiscal 2012.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs declined due to lower costs subject to amortization during fiscal 2012 as a result of the extinguishment of debt in connection with the 2010 Restructuring.

Income Taxes

We recorded an income tax benefit of $17.5 million during fiscal 2012 as compared to a $4.0 million provision for income taxes during fiscal 2011. The income tax benefit for fiscal 2012 was due to the elimination of a previously recognized valuation allowance of $17.7 million against the Company's deferred tax assets.

Net Income (Loss)

The $26.3 million increase in net income is directly attributable to the reorganization costs and loss on extinguishment of debt incurred during fiscal 2011, due to the restructuring, totaling $33.1 million and the increase in benefit for income taxes of $21.5 million. These increases have been partially offset by the decrease in operating income of $27.7 million due to the $11.0 million decrease in operating revenue and the $16.7 million increase in operating expenses.

In fiscal 2011, we recognized $24.5 million in reorganization costs and an $8.6 million loss on extinguishment of debt in connection with the 2010 Restructuring. For a detailed discussion of the 2010 Restructuring, see the notes to consolidated financial statements in this Annual Report on Form 10-K, specifically Note 1, "Nature of the Business."

OPERATING SEGMENT RESULTS

Our reportable operating segments consist of the following: Celebrity Brands, Women’s Active Lifestyle, Men’s Active Lifestyle, Publishing Services and Corporate and Other. This reporting structure is organized according to the markets each segment serves and allows management to focus its efforts on providing the best content to a wide range of consumers.

The Celebrity Brands segment consists of a group of editorial media content platforms primarily dedicated to breaking news covering celebrities, movie, television and reality stars, musicians, health, fashion, beauty, human interest and health coverage.

The Women’s Active Lifestyle segment consists of a group of editorial media content platforms that provide information to women on the latest exercise techniques, yoga, Pilates, health, nutrition, beauty and fashion.

The Men’s Active Lifestyle segment consists of a group of media content platforms that provide information to men on the latest exercise, food, fashion, sports nutrition, gadgets, physique training, professional bodybuilding techniques, health and wellness. This segment also includes the Mr. Olympia event.

The Publishing Services segment includes services provided to publishing and non-publishing clients such as placement and monitoring of supermarket racks, marketing and merchandising of magazines and strategic management services for publishers including back-office financial functions.

The Corporate and Other segment primarily includes the international licensing of certain health and fitness publications, photo syndication for all our magazines as well as corporate overhead.

We use operating income (loss) as a primary basis for the chief operating decision maker to evaluate the performance of each of our operating segments and present operating income (loss) before impairment of goodwill and intangible assets to provide a consistent and comparable measure of our performance between periods. Management uses operating income (loss) before impairment of goodwill and intangible assets when communicating financial results to the board of directors, stockholders, debt holders and investors as well as when determining performance goals for executive compensation. Management believes this non-GAAP measure, although not a substitute for GAAP, improves comparability. Management also believes our stockholders, debt holders and investors use this measure as a gauge to assess the performance of their investment in the Company. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. Our calculations of operating income (loss) herein may be different from the calculations used by other companies, therefore comparability may be limited. The accounting policies for the operating segments are the same as those described in the notes to the financial statements in this Annual Report on Form 10-K, specifically Note 2, "Summary of Significant Accounting Policies."

Fiscal Year Ended March 31, 2013 compared to the Fiscal Year Ended March 31, 2012

The following information has been derived from the accompanying financial statements for fiscal 2013 and 2012:

	Fiscal Year Ended						Percent change for fiscal
	March 31, 2013			March 31, 2012			2013 vs. 2012
(in thousands)	Operating Revenues	Percent of Total	Operating Income (Loss) before Impairment	Operating Revenues	Percent of Total	Operating Income (Loss)	Operating Revenues	Operating Income (Loss)
Celebrity Brands	$215,946	62%	$75,114	$233,885	60%	$73,479	(8)%	2%
Women's Active Lifestyle	51,892	15%	4,823	65,072	17%	12,990	(20)%	(63)%
Men's Active Lifestyle	60,770	17%	18,163	60,853	16%	19,847	—%	(8)%
Publishing Services	26,343	8%	4,414	28,969	7%	3,555	(9)%	24%
Corporate and other	924	—%	(48,066)	5,343	1%	(43,554)	(83)%	(10)%
Intersegment eliminations	(7,349)	(2)%	—	(7,506)	(2)%	—	(2)%	—%
Total	$348,526	100%	$54,448	$386,616	100%	$66,317	(10)%	(18)%

Operating income (loss) before impairment excludes the pre-tax non-cash impairment charge of $42.8 million, $3.9 million and $7.8 million for the Celebrity Brands segment goodwill, Women's Active Lifestyle segment tradenames and Men's Active Lifestyle segment goodwill and tradenames, respectively. Operating income including the pre-tax non-cash impairment charges was $32.3 million, $0.9 million and $10.4 million for the Celebrity Brands segment, Women's Active Lifestyle segment and Men's Active Lifestyle segment, respectively.

The non-cash impairment charge of $54.5 million resulted in a total operating loss of $(0.1) million for fiscal 2013. The non-cash impairment charge was primarily the result of the near-term advertising revenue shortfall coupled with the continued softness in the print publication industry overall, which resulted in lower future cash flow projections. See the notes to the consolidated financial statements in this Annual Report on Form 10-K, specifically Note 3, "Goodwill and Other Identified Intangible Assets."

Total operating revenue decreased $38.1 million, or 10%, primarily due to reduced advertising spending in the Women’s Active Lifestyle segment, coupled with a 10% industry wide decline in newsstand sales, which impacted the Celebrity Brands and Publishing Services segments.

Total operating income before impairment decreased $11.9 million, or 18%, primarily due to the operating revenue reduction mentioned above, partially offset by the planned expense savings pursuant to the 2013 Management Action Plans.

Celebrity Brands Segment

The Celebrity Brands segment comprised 62% and 60% of our consolidated operating revenue for fiscal 2013 and 2012, respectively. The editorial point of view is celebrity news covering television, musicians, fashion, beauty health, crime and human interest stories. This segment consists of the following brands in print and digital:

•	National Enquirer, a weekly, hard news, investigating tabloid covering all celebrities, crime, human interest, health, fashion and beauty;

•	Star, a weekly, celebrity-focused, news-based, glossy magazine covering movie, television, reality and music celebrities. In addition, there are fashion, beauty and health sections;

•
OK!, a younger weekly, celebrity friendly, news-based, glossy magazine covering the stars of movies, television, reality and music. OK!’s editorial content has fashion, beauty and accessories sections; OKMagazine.com is a digital site, that in addition to celebrity news and gossip, differentiates itself through its use of on-line communities and social media to encourage a dialog between users, including their editorial point of view;

•
Globe, a weekly tabloid that focuses on older movie and television celebrities, the royal family, political scandals and investigative crime stories that are less mainstream and more salacious than the National Enquirer;

•
National Examiner, an older weekly tabloid consisting of celebrity and human-interest stories, differentiating it from the other titles through its upbeat positioning as the source for “gossip, contests, women’s service and good news” for an older tabloid audience;

•	Soap Opera Digest, a weekly magazine that provides behind-the-scenes scoop and breaking news to passionate soap opera fans every week; and

•
Country Weekly, a weekly magazine that for more than 20 years has been the authority on the music and lifestyle of country's biggest stars; CountryWeekly.com is a companion site that focuses on music and news.

Operating Revenue

Total operating revenue in the Celebrity Brands segment was $215.9 million for fiscal 2013, representing a decrease of $17.9 million, or 8%. Circulation revenue decreased $16.7 million during fiscal 2013, of which $6.3 million was due to the discontinuation of certain titles and $10.4 million was due to the 10% decline in overall newsstand sales for the publishing industry. Advertising revenue declined $6.1 million due to the consumer magazine sector being down 7%, as well as the impact of Hurricane Sandy.

These decreases have been partially offset by an increase in operating revenue of $4.9 million during fiscal 2013 as compared to the same period of prior year due to the acquisition of OK! in June 2011.

Operating Income

Operating income before impairment in the Celebrity Brands segment increased during fiscal 2013 from prior year by $1.6 million, or 2%, to $75.1 million, primarily attributable to the planned expense reductions resulting from the implementation of our Management Action Plans.

Women’s Active Lifestyle Segment

The Women’s Active Lifestyle segment represented 15% and 17% of our consolidated operating revenue for fiscal 2013 and 2012, respectively. This group of editorial media content platforms provide information to women on the latest exercise techniques, yoga, Pilates, health, nutrition, beauty and fashion trends. This segment consists of the following brands in print and digital:

•
Shape, a publication that provides women’s services information on the cutting edge of physical fitness, nutrition, health, psychology and other inspirational topics to help women lead a healthier lifestyle, and also offers extensive beauty and fashion coverage; Shape.com mirrors the magazine's editorial point of view but features daily coverage of what today's women need to "shape their lives";

•
Fit Pregnancy, a publication that delivers authoritative information on health, fashion, food and fitness to women during pregnancy and the two-year postpartum period; FitPregnancy.com contains daily news and updates on everything expectant mothers need to know; and

•
Natural Health, a leading wellness magazine offering readers practical information to benefit from the latest scientific knowledge and advancements in the fields of natural health, food, beauty, pets, exercise and advice to improve fitness and the environment; NaturalHealthMag.com is a companion site to the magazine with a focus on the latest news and updates in the wellness category.

Operating Revenue

Total operating revenue in the Women’s Active Lifestyle segment was $51.9 million for fiscal 2013, a decrease of $13.2 million, or 20%, from prior year. We reduced the frequency of Shape magazine, to match our competitors' schedules, from 12 times per year to 10 times per year, resulting in one less issue in fiscal 2013, or $4.0 million, which was partially offset by a 205% growth in digital traffic for Shape.com, or $0.9 million. The remaining decrease is due to the consumer ad market being down 7%, caused by a shift of advertisers, such as Procter & Gamble, Coca Cola and Kraft Foods, from print to broadcast for the 2012 Summer Olympics and Hurricane Sandy, which negatively impacted advertising revenue by $10.1 million primarily for Shape magazine.

Operating Income

Operating income before impairment in the Women’s Active Lifestyle segment decreased during fiscal 2013 from prior year by $8.2 million to $4.8 million. This decrease in operating income was primarily attributable to Shape magazine as described above. This was partially offset by the implementation of our Management Action Plans, which reduced total operating expenses by approximately $5.0 million.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment represents 17% and 16% of our consolidated operating revenue for fiscal 2013 and 2012, respectively. This group of media content platforms provides information to men 18 to 34 years old on the latest exercise, physique training and professional bodybuilding techniques, health and nutrition. This segment also includes the Mr. Olympia event and consists of the production and sale of the following brands in print and digital formats:

•
Men’s Fitness, an active lifestyle magazine for 18 to 34 year olds. In its pages, fitness is positioned as the new measure of success, and is reflected in editorial coverage of men's fashion, grooming, automotive, finance, travel and other lifestyle categories. Men's Fitness is also home to the latest exercise techniques in sports training, nutrition and health. Men'sFitness.com provides everything for every man in terms of a healthy and fit lifestyle;

•
Muscle & Fitness, a fitness physique training magazine appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control, sports nutrition and supplements; MuscleandFitness.com provides workout videos and nutritional advice as well as hosting an on-line store for users to buy the products they see on the website;

•
Flex, a magazine devoted to professional bodybuilding featuring nutrition, supplement and performance science content for bodybuilding enthusiasts and coverage of all professional and amateur bodybuilding contests; Flexonline.com features on-line coverage of all the major bodybuilding competitions as well as training videos with today's top bodybuilders;

•	Muscle & Fitness e-commerce, a store selling pre and post workout sports nutritional supplements supported by Muscle & Fitness magazine;

•
Mr. Olympia, a four-day event held annually in September in Las Vegas, attracting over 30,000 fans that appeals to bodybuilding and fitness experts from around the world; includes a two-day health and fitness expo with 340 exhibitors including physical exercise challenges and merchandising opportunities that culminates with the most prestigious and largest event in bodybuilding and fitness, the Mr. Olympia contest; and

•
Weider UK, a wholly-owned subsidiary, publishes Muscle & Fitness and Flex in the United Kingdom, France, Italy, Germany, Holland and Australia. Each market edition is in a local language with local content and has its own website.

Operating Revenue

Total operating revenue in the Men’s Active Lifestyle segment was $60.8 million for fiscal 2013, a minimal decrease from prior year. Our digital initiatives and the success of the 2012 Mr. Olympia event resulted in an increase in operating revenue of $1.8 million. This was partially offset by the 7% decline in the ad market for consumer magazines which negatively impacted advertising revenue by $1.2 million, coupled with a $0.6 million newsstand shortfall caused by the newsstand industry decline of 10%.

Operating Income

Operating income before impairment in the Men’s Active Lifestyle segment decreased during fiscal 2013 from prior year by $1.7 million, or 8%, to $18.2 million. This decrease was attributable to the $1.6 million increase in operating expenses, primarily due to our investment in digital as we continue to implement our digital strategy.

Publishing Services Segment

The Publishing Services segment was 8% and 7% of our consolidated operating revenue for fiscal 2013 and 2012, respectively. These revenues represent services provided to publishing and non-publishing clients, such as placement and monitoring of supermarket racks, marketing and merchandising. In addition, we offer strategic management services for publishers including back-office financial functions. This segment consists of the following services provided to publishing and non-publishing clients:

•	marketing, in-store merchandising and information gathering in Walmart, Kroger and other top retailers;

•
placement and monitoring of publications at the retail level, merchandising displays and reporting quantity of product in major retail and supermarket chains to our publishing and non-publishing clients;

•
print and digital advertising sales and strategic management direction in the following areas: manufacturing, subscription circulation, logistics, event marketing and full back-office financial functions.

Operating Revenue

Total operating revenue in the Publishing Services segment was $19.0 million (net of intersegment eliminations) for fiscal 2013, representing a decline of $2.5 million, or 12%, from prior year. This shortfall was primarily attributable to a 10% decline in newsstand sales for the publishing industry, which caused a $3.0 million revenue shortfall at our distribution services group, which was partially offset by the $0.6 million increase from the publishing agreement with USA Today.

Operating Income

Operating income in the Publishing Services segment increased for fiscal 2013 from prior year by $0.9 million to $4.4 million. This increase was primarily due to the implementation of the Management Action Plans, which reduced operating expenses approximately $3.5 million, partially offset by the $2.5 million revenue decline as described above.

Corporate and Other Segment

The Corporate and Other segment does not represent a significant portion of our consolidated operating revenue for fiscal 2013 and 2012. This segment includes the international licensing of certain health and fitness publications, photo syndication for all our media content platforms as well as corporate overhead. Corporate overhead expenses are not allocated to other segments. This includes corporate executives, production, circulation, information technology, accounting, legal, human resources, business development and administration department costs.

Operating Revenue

Total operating revenue in the Corporate and Other segment decreased $4.4 million, or 83%, for fiscal 2013 when compared to the prior year. This decline was primarily due to the non-recurring termination fee we received in fiscal 2012 of $1.4 million upon the termination of one of our international licensing agreements. In addition, operating revenue declined due to discontinued titles ($0.5 million) and the inclusion of special issues published during fiscal 2012 in the Corporate and Other segment ($2.0 million). During fiscal 2013, all special issues published have been included in the operating segment of the parent magazine.

Operating Loss

Total operating loss increased by $4.5 million, or 10%, to $48.1 million in fiscal 2013. This increase was attributable to the $4.4 million decline in operating revenue coupled with a $0.1 million increase in operating expenses.

Fiscal Year Ended March 31, 2012 compared to the Fiscal Year Ended March 31, 2011

The following information has been derived from the accompanying financial statements for fiscal 2012 and 2011:

	Fiscal Year Ended						Percent change for fiscal
	March 31, 2012			March 31, 2011			2012 vs. 2011
(in thousands)	Operating Revenues	Percent of Total	Operating Income (Loss)	Operating Revenues	Percent of Total	Operating Income (Loss)	Operating Revenues	Operating Income (Loss)
Celebrity Brands	$233,885	60%	$73,479	$222,732	56%	$90,294	5%	(19)%
Women's Active Lifestyle	65,072	17%	12,990	72,453	18%	15,620	(10)%	(17)%
Men's Active Lifestyle	60,853	16%	19,847	68,283	17%	23,626	(11)%	(16)%
Publishing Services	28,969	7%	3,555	32,790	8%	7,176	(12)%	(50)%
Corporate and other	5,343	1%	(43,554)	9,158	2%	(42,689)	(42)%	2%
Intersegment eliminations	(7,506)	(2)%	—	(7,777)	(2)%	—	(3)%	—%
Total	$386,616	100%	$66,317	$397,639	100%	$94,027	(3)%	(29)%

Total operating revenue decreased $11.0 million, or 3%, primarily due to reduced advertising spending in the Men's and Women's Active Lifestyle segments, coupled with the discontinued publications Mira! and UFC in our Corporate and Other segment. These decreases were partially offset by an increase in revenue from the Celebrity Brands segment.

Celebrity Brands Segment

The Celebrity Brands segment represents 60% and 56% of our consolidated operating revenue for fiscal 2012 and 2011, respectively.

Operating Revenue

Total operating revenue in the Celebrity Brands segment was $233.9 million for fiscal 2012, representing an increase of $11.2 million, or 5%, primarily attributable to the additions of OK! and Soap Opera Digest during the first quarter of fiscal 2012, which resulted in $36.4 million of additional revenues. This has been partially offset by a shortfall of $18.7 million due to a decline in newsstand sales in the publishing industry, which impacted Star, National Enquirer and Globe. In addition, advertising and subscription revenue has decreased approximately $6.4 million, primarily due to reduced spending by packaged goods, pharmaceutical and beauty advertisers in the celebrity market. This revenue decline was also impacted by a planned rate base reduction for Star and OK!.

These advertisers have recommitted to Star and OK! at the new rate base levels, and the magazines are up 8% and 18%, respectively, for the first quarter of fiscal 2014.

Operating Income

Operating income in the Celebrity Brands segment decreased in fiscal 2012 from prior year by $16.8 million, or 19%, to $73.5 million. This decrease was attributable to the $13.8 million reduction in operating income for Star, National Enquirer and Globe due to lower newsstand sales resulting from the 10% newsstand decline in the publishing industry, compounded by the softness in the U.S. economy.

Women’s Active Lifestyle Segment

The Women’s Active Lifestyle segment represented 17% and 18% of our consolidated operating revenue for fiscal 2012 and 2011, respectively.

Operating Revenue

Total operating revenue in the Women’s Active Lifestyle segment was $65.1 million in fiscal 2012, a decrease of $7.4 million, or 10%, from prior year. This was caused by a $6.0 million decline in advertising and a $2.1 million reduction in newsstand revenues, which was partially offset by a $0.8 million increase in digital advertising revenue.

Operating Income

Operating income before impairment in the Women’s Active Lifestyle segment decreased in fiscal 2012 from prior year by $2.6 million, or 17%, to $13.0 million. This decline was primarily attributable to the reasons mentioned above, which were partially offset by the implementation of our 2012 Management Action Plan, which reduced editorial and production expenses by $3.3 million.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment represented 16% and 17% of our consolidated operating revenue for fiscal 2012 and 2011, respectively.

Operating Revenue

Total operating revenue in the Men’s Active Lifestyle segment was $60.9 million for fiscal 2012, a decrease of $7.4 million, or 11%, from prior year. This was attributable to a $7.4 million advertising revenue decline because nutritional supplement and diet advertisers curtailed spending due to regulatory issues. These advertisers resumed spending in the first quarter of fiscal 2014 in these magazines.

Operating Income

Operating income before impairment in the Men’s Active Lifestyle segment decreased in fiscal 2012 from prior year by $3.8 million, or 16%, to $19.8 million. This shortfall was attributable to the revenue declines as explained above.

Publishing Services Segment

The Publishing Services segment was 7% and 8% of our consolidated operating revenue for fiscal 2012 and 2011, respectively.

Operating Revenue

Total operating revenue in the Publishing Services segment was $21.5 million (net of intersegment eliminations) for fiscal 2012, representing a decrease of $3.6 million, or 14%, from prior year. This decrease was primarily attributable to the newsstand decline in the publishing industry, compounded by the general softness in the U.S. economy. This caused a shortfall of publishing services revenue of approximately $3.0 million.

Operating Income

Operating income in the Publishing Services segment decreased in fiscal 2012 from prior year by 50%, to $3.6 million. This decrease was attributable to the revenue decline of 14% discussed above.

Corporate and Other Segment

The Corporate and Other segment does not represent a significant portion of our consolidated operating revenue for fiscal 2012 and 2011, respectively.

Operating Revenue

Total operating revenue in the Corporate and Other segment was $5.3 million for fiscal 2012, representing a decrease of $3.8 million, or 42%, from prior year. This decline in operating revenue was primarily due to the discontinuation of UFC and Mira! magazines of $4.0 million and a $2.2 million decrease in special issue publications in fiscal 2011. This was partially offset by an increase of $0.9 million in international licensing revenue and $1.0 million for a pop iconic special issue in fiscal 2012.

Operating Loss

Total operating loss increased by $0.9 million, or 2%, to $43.6 million during fiscal 2012. This increase was attributable to the revenue decline discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had cash and cash equivalents of $2.4 million and a working capital deficit of $22.6 million.

Cash Flow Summary

The following information has been derived from the accompanying financial statements for fiscal 2013, 2012 and 2011. Cash and cash equivalents decreased by $2.9 million and $16.1 million during fiscal 2013 and 2012, respectively. The change in cash and cash equivalents is as follows:

	Fiscal years ended March 31,			Net Change
in thousands	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net (loss) income	$(55,545)	$22,293	$(3,963)	$(77,838)	$26,256
Non-cash items	71,229	6,570	41,855	64,659	(35,285)
Net change in operating assets and liabilities	(572)	(7,184)	3,604	6,612	(10,788)
Operating activities	15,112	21,679	41,496	(6,567)	(19,817)
Investing activities	(12,680)	(35,857)	(9,032)	23,177	(26,825)
Financing activities	(5,016)	(1,706)	(17,976)	(3,310)	16,270
Effects of exchange rates	(267)	(175)	191	(92)	(366)
Net (decrease) increase in cash and cash equivalents	$(2,851)	$(16,059)	$14,679	$13,208	$(30,738)

Operating Activities

Cash provided by operating activities is primarily driven by our non-cash items and changes in working capital, partially offset by our net loss. Non-cash items consist primarily of impairment of goodwill and intangible assets, amortization of deferred rack costs, depreciation of property and equipment, amortization of other identified intangible assets and amortization of deferred debt costs.

Net cash provided by operating activities decreased $6.6 million during fiscal 2013 as compared to fiscal 2012, primarily due to the $77.8 million increase in net loss, partially offset by the $64.7 million net increase in non-cash items and the $6.6 million net change in operating assets and liabilities.

Non-cash items increased due to the impairment charges of $54.5 million, the decrease in deferred tax benefits of $11.2 million, the increase in depreciation and amortization expense of $1.4 million and the increase in provision for bad debt of $1.3 million, partially offset by the decrease in amortization of deferred rack and deferred debt costs of approximately $2.4 million and the decrease in other non-cash items of $1.5 million.

The net change in operating assets and liabilities is primarily due to the $10.6 million decrease in trade receivables, the $5.4 million decrease in deferred rack costs, the $4.2 million decrease in inventories and the $1.6 million increase in accrued interest, partially offset by the increase in accounts payable and accrued expenses of $9.4 million and a $5.8 million change in other working capital items. Working capital items have decreased due to the overall decline in operating revenue from the continued softness in the U.S. economy and the decrease in consumer discretionary spending.

Net cash provided by operating activities decreased $19.8 million during fiscal 2012 as compared to fiscal 2011, primarily due to the $35.3 million net decrease in non-cash items and the $10.8 million net change in operating assets and liabilities, partially offset by the $26.3 million decrease in net loss.

Non-cash items decreased due to the increase in deferred tax benefits of $22.7 million and the decrease in non-cash reorganization costs and loss on extinguishment of debt of $16.7 million, partially offset by the increase in depreciation and amortization expense of $2.2 million and the net increase in amortization of deferred rack and deferred debt costs of approximately $1.5 million.

The net change in operating assets and liabilities is primarily due to the $23.3 million decrease in accrued interest, the $3.8 million decrease in deferred rack costs, and the $1.4 million decrease in trade receivables and inventories, partially offset by the increase in accounts payable and accrued expenses of $13.9 million and a $3.9 million change in other working capital items. Working capital items have decreased due to the overall decline in operating revenue from the continued softness in the U.S. economy and the decrease in consumer discretionary spending.

Investing activities

Net cash used in investing activities was $12.7 million, $35.9 million $9.0 million for fiscal 2013, 2012 and 2011, respectively. The fluctuation in cash used is primarily attributable to the acquisition of OK! during fiscal 2012, which used $23.0 million in cash.

Financing activities

Net cash used in financing activities for fiscal 2013 was $5.0 million, an increase of $3.3 million, compared to $1.7 million of net cash used by financing activities for fiscal 2012.

The increase is primarily attributable to the $13.5 million decrease in proceeds in Odyssey from noncontrolling interest holders, the $8.4 million increase in payments to noncontrolling interest holders of Odyssey and the $2.0 million decrease in net proceeds from the revolving credit facility during fiscal 2013. These decreases have been partially offset by $20.6 million decrease in redemption payments on the First Lien Notes during fiscal 2013.

Net cash used in financing activities for fiscal 2012 was $1.7 million, a decrease of $16.3 million, compared to $18.0 million for fiscal 2011. The decrease is primarily attributable to the $13.5 million increase in proceeds in Odyssey from noncontrolling interest holders and the $4.4 million net change in debt instruments related to the 2010 Restructuring, partially offset by the $1.6 million decrease in payments to noncontrolling interest holders of Odyssey and Olympia.

Credit Facility and Long Term Debt

Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the “2010 Revolving Credit Facility”). The agreement governing the 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit.

During fiscal 2013, we borrowed $66.5 million and repaid $61.5 million under the 2010 Revolving Credit Facility. At March 31, 2013, under the 2010 Revolving Credit Facility, we had an outstanding balance of $12.0 million and available borrowing capacity of $23.6 million after giving effect to the $4.4 million of outstanding letter of credit. The outstanding balance on March 31, 2013 of $12.0 million is reflected in non-current liabilities on the accompanying financial statements, as the outstanding balance is not due until December 2015.

Our 2010 Revolving Credit Facility requires mandatory prepayments of the loans outstanding thereunder to the extent that total revolving exposures exceed total revolving commitments. Our 2010 Revolving Credit Facility requires us to pay, from December 22, 2010 until the commitments expire under our 2010 Revolving Credit Facility, a commitment fee ranging from 0.50% to 0.75% of the unused portion of the revolving commitment. We have the option to pay interest on outstanding balances based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day (y) the federal funds effective rate in effect on such day plus ½ of 1%, and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) based on LIBOR, in each case plus a margin. The interest rate under our revolving credit facility ranged from 8.00% to 8.25% during fiscal 2013.

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

First Lien Notes

In December 2010, we issued $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum, payable semi-annually and mature in December 2017 (the “First Lien Notes”). During the first quarter of fiscal 2012, we redeemed $20.0 million in aggregate principal amount of the First Lien Notes at a redemption price equal to 103.0% of the aggregate principal amount thereof, plus accrued and unpaid interest. At March 31, 2013, the First Lien Notes represented an aggregate of $365.0 million of our indebtedness.

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

The Company was required to commence the Exchange Offer once the exchange offer registration statement was declared effective by the SEC and use commercially reasonable efforts to complete the Exchange Offer no later than February 24, 2012. Since the Exchange Offer was not completed by February 24, 2012, a registration default occurred (the “Registration Default”) and the interest on the First Lien Notes increased by (a) 0.25% per annum for the 90 days in the period from February 24, 2012 to May 24, 2012, (b) 0.50% per annum for the 90 days in the period from May 25, 2012 to August 24, 2012 and (c) 0.75% per annum for the period from August 25, 2012 to November 20, 2012, the date the Registration Default was cured.

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

Second Lien Notes

In December 2010, we issued $104.9 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum, payable semi-annually, and mature in June 2018 (the “Second Lien Notes”). At March 31, 2013, the Second Lien Notes represented an aggregate of $104.9 million of our indebtedness.

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

Covenant Compliance

As discussed above, our 2010 Revolving Credit Facility and the indentures governing the First Lien Notes and the Second Lien Notes contain various restrictive covenants. Under our 2010 Revolving Credit Facility, the first lien leverage ratio (Total First Lien Debt to EBITDA, each as defined in our 2010 Revolving Credit Facility) must be equal to or less than 4.75 to 1.00 through and including the quarter ended June 30, 2013. From July 2013 through December 2015, the first lien leverage ratio must be equal to or less than 4.50 to 1.00.

As of March 31, 2013, first lien leverage ratio was 3.85 to 1.00 and the Company was in compliance with the first lien leverage ratio and the other covenants under the 2010 Revolving Credit Facility and under the indentures governing the First Lien Notes and the Second Lien Notes.

Although there can be no assurances, we anticipate that, based on current projections (including projected borrowings and repayments under the 2010 Revolving Credit Facility), our operating results for the next twelve months will be sufficient to satisfy the first lien leverage covenant under the 2010 Revolving Credit Facility. Our ability to satisfy such financial covenant is dependent on our business performing in accordance with our projections.  If the performance of our business deviates from our projections, we may not be able to satisfy such financial covenant.  Our projections are subject to a number of factors, many of which are events beyond our control, which could cause our actual results to differ materially from our projections (see Risk Factors included in Part I, Item 1A of this Annual Report). If we do not comply with our financial covenant, we would be in default under the 2010 Revolving Credit Facility, which could result in all of our debt being accelerated due to cross-default provisions in the indentures governing the First Lien Notes and the Second Lien Notes.

We have the ability to incur additional debt, subject to limitations imposed by our 2010 Revolving Credit Facility and the indentures governing the First Lien Notes and the Second Lien Notes. Under our 2010 Revolving Credit Facility and the indentures governing the First Lien Notes and the Second Lien Notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our consolidated leverage ratio (Total Consolidated Indebtedness to EBITDA, each as defined in the indentures) is less than 4.50 to 1.00.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Adjusted EBITDA, a measure we use to gauge our operating performance, is defined as net income (loss) attributable to the Company plus interest expense, provision (benefit) for income taxes, depreciation of property and equipment, amortization of intangible assets, deferred debt costs and deferred rack costs, provision for impairment of intangible assets and goodwill, adjusted for gains or costs related to closures, launching or relaunching of publications, restructuring costs and severance and certain other costs. We believe that the inclusion of Adjusted EBITDA is appropriate to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions. We also believe that Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the impact of certain items that can differ significantly from company to company, depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments.

Management believes our investors use Adjusted EBITDA as a gauge to measure the performance of their investment in the Company. Management compensates for limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone can provide. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Set forth below is a reconciliation of net income (loss) attributable to American Media, Inc. and subsidiaries to Adjusted EBITDA for fiscal 2013, 2012 and 2011:

	Fiscal years ended March 31,
in thousands	2013	2012	2011
Net (loss) income attributable to American Media, Inc. and subsidiaries	$(56,239)	$21,567	$(4,473)
Add (deduct):
Interest expense	59,779	58,423	56,531
(Benefit) provision for income taxes	(5,994)	(17,509)	4,003
Depreciation and amortization	9,932	8,539	6,334
Impairment of goodwill and intangible assets	54,523	—	—
Amortization of deferred debt costs	1,433	1,585	3,217
Amortization of deferred rack costs	8,340	10,561	7,411
Amortization of short-term racks	8,123	9,363	4,963
Loss on extinguishment of debt	—	—	8,612
Restructuring costs and severance	2,395	5,450	29,014
Costs related to launches and closures of publications	2,121	2,379	581
Costs related to relaunch of Shape and Men's Fitness	2,670	—	—
Investment in new digital strategy	2,895	—	—
Proforma adjustment - licensing fee related to acquisition of Soap Opera Digest	439	—	—
Impact of Superstorm Sandy	4,752	—	—
Other	5,140	5,890	1,100
Adjusted EBITDA	$100,309	$106,248	$117,293

Management’s Assessment of Liquidity

Our primary sources of liquidity are cash on hand and amounts available for borrowing under the 2010 Revolving Credit Facility.

The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit, and matures in December 2015. As of March 31, 2013, under the 2010 Revolving Credit Facility, we had an outstanding balance of $12.0 million and available borrowing capacity of $23.6 million after giving effect to the $4.4 million outstanding letter of credit.

As of March 31, 2013, in addition to outstanding borrowings under the 2010 Revolving Credit Facility, there was $469.9 million principal amount of outstanding senior secured debt, consisting of $365.0 million principal amount of the First Lien Notes and $104.9 million principal amount of the Second Lien Notes.

We believe we have access to sufficient capital to continue our planned operations for the 12 months following the balance sheet date of March 31, 2013. We believe that available cash at March 31, 2013 and amounts available under our 2010 Revolving Credit Facility will mitigate future possible cash flow requirements. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our principal contractual obligations as of March 31, 2013:

		Payments due by period
		Less than	1-3	4-5	After 5
(in thousands)	Total	1 Year	Years	Years	Years
Long-term debt (1)	$481,889	$—	$12,000	$365,000	$104,889
Debt interest (2)	275,169	57,581	114,766	99,911	2,911
Redeemable financial instrument (3)	3,961	3,961	—	—	—
Mr. Olympia, LLC put option (4)	3,000	3,000	—	—	—
Mr. Olympia, LLC license fee (4)	300	300	—	—	—
Long-term agreements (5)	344,181	56,299	99,428	98,570	89,884
Operating lease obligations	26,568	2,577	3,678	5,362	14,951
Consulting agreements (6)	5,534	2,855	2,679	—	—
Total contractual cash obligations (7)	$1,140,602	$126,573	$232,551	$568,843	$212,635

(1)
Includes principal payments on Revolving Credit Facility and Senior Secured Notes. See the notes to consolidated financial statements in this Annual Report on Form 10-K, specifically Notes 5, "Revolving Credit Facility" and Note 6, "Senior Secured Notes," for further discussion of long-term debt.

(2)
Includes interest payments on both fixed and variable rate obligations and the commitment fee on the unused portion of the 2010 Revolving Credit Facility. The interest to be paid on the variable rate obligation is affected by changes in our applicable borrowing rate. See the notes to consolidated financial statements in this Annual Report on Form 10-K, specifically Note 5, "Revolving Credit Facility."

(3)
See notes to consolidated financial statements in this Annual Report on Form 10-K, specifically Note 9, "Investments in Joint Ventures and Noncontrolling Interest," for a further discussion of the redeemable financial instrument as it relates to Odyssey Magazine Publishing Group, Inc.

(4)
See notes to consolidated financial statements in this Annual Report on Form 10-K, specifically Note 9, "Investments in Joint Ventures and Noncontrolling Interest," for a further discussion of the put option and the license fee as it relates to Mr. Olympia, LLC.

(5)
See notes to consolidated financial statements in this Annual Report on Form 10-K, specifically Note 11, "Commitments and Contingencies," for a further discussion of the long-term agreements related to the circulation of publications. Certain contracts require pricing adjustments based on the Consumer Price Index.

(6)
See notes to consolidated financial statements in this Annual Report on Form 10-K, specifically Note 11, "Commitments and Contingencies," for a further discussion of the consulting agreements with unrelated third parties to assist with the marketing of our brands, expiring in fiscal 2015.

(7)	The timing of future cash flows related to tax liabilities of $1.3 million cannot be reasonably estimated.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Our business can experience fluctuations in quarterly performance due to variations in the publication schedule from year to year and variability of audience and traffic on our websites as well as other factors. Not all of our publications are published on a regular schedule throughout the year. Additionally, the publication schedule for our special interest publications can vary and lead to quarterly fluctuations in our operating results. Advertising revenue in our magazines and on our websites is typically highest in the fourth fiscal quarter of the year, due to our publications' schedule. Certain newsstand costs vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of our magazines. These costs typically have a three-year life cycle but can vary significantly throughout the term.

OFF-BALANCE SHEET FINANCING

We do not have any off-balance sheet financing arrangements.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Preparing financial statements requires management to make estimates, judgments and assumptions regarding uncertainties that may affect the reported amounts of assets, liabilities, revenue and expenses. We evaluate our estimates on an on-going basis, including those related to revenue, trade receivables and allowance for doubtful accounts, goodwill and other intangible assets, income taxes and contingent liabilities.

We base our estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates, judgments and assumptions used in preparing our consolidated financial statements.

Critical accounting policies are those that are both most important to the portrayal of a company’s financial position and results of operations, and require management’s most difficult, subjective or complex judgments. The following accounting policies and estimates are those that management deems most critical. For a complete listing of our significant accounting policies, see Note 2, "Summary of Significant Account Policies" to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

The Company recognizes revenues when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Allowances for uncollectible receivables are estimated based upon a combination of write-off history, aging analysis and any specifically identified troubled accounts.

Advertising revenues are recorded based on the on-sale dates of publications and are stated net of agency commissions and cash and sales discounts. Newsstand revenues are recognized based on the on-sale dates of magazines and are initially recorded based upon estimates of sales, net of brokerage and net of estimates of newsstand related fees. Estimated returns are recorded based upon historical experience.

Digital advertising revenues on the Company's websites are generally based on the sale of impression-based advertisements, which are recorded in the period in which the advertisements are served. Other revenues, primarily from marketing services performed for third parties by DSI, are recognized when the service is performed. Deferred subscription revenue results from advance payments received from subscribers for subscriptions, and is recognized on a straight-line basis over the life of the subscription as issues are delivered.

Goodwill and Intangible Assets

The Company's goodwill and related indefinite-lived intangible assets are tested for impairment on an annual basis, on the first day of the fourth fiscal quarter or more often if an event occurs or circumstances change that would indicate a potential impairment exists. Impairment losses, if any, are reflected in operating income (loss) in the consolidated financial statements. The Company's reporting units consist of each of its publications and other consolidated subsidiaries.

The Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change to indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Impairment losses, if any, are reflected in operating income or loss in the consolidated financial statements.

In assessing goodwill and intangible assets for impairment, the Company makes estimates of fair value that are based on its projection of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated future results and general economic and market conditions, as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Changes in management's judgments and projections or assumptions used could result in a significantly different estimate of the fair value of the reporting units and could materially change the impairment charge related to goodwill and tradenames. For a detailed description of impairment charges, see Note 3, “Goodwill and Other Identified Intangible Assets.”

During an evaluation of goodwill and other identified intangible assets at December 31, 2012, the Company determined that indicators were present in certain reporting units, which would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily the result of the near-term advertising revenue shortfall coupled with the continued softness in the print publication industry overall, which resulted in lowered future cash flow projections.

As a result, an interim impairment test of goodwill and other indefinite lived intangible assets was performed as of December 31, 2012, for certain reporting units in accordance with FASB Accounting Standards Codification (“ASC”) Topic No. 350, “Goodwill and Other Intangible Assets” (“ASC 350”). Impairment testing for goodwill is a two-step process. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of the impairment charge, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill and an impairment charge is recorded for the difference. Impairment testing for indefinite lived intangible assets, consisting of tradenames, compares the fair value of the tradename to the carrying value and an impairment charge is recorded for any excess carrying value over fair value.

The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the fair value. As a result, we recorded an estimated pre-tax non-cash impairment charge of $47.3 million and $7.2 million to reduce the carrying value of goodwill and tradenames, respectively, during the third quarter of fiscal 2013. For further details on our goodwill impairment charge, see the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, specifically Note 3, "Goodwill and Other Identified Intangible Assets." For fiscal 2012 and 2011, no impairment charges related to goodwill and tradenames were deemed necessary.

As of March 31, 2013, we identified three reporting units with an excess fair value over carrying value of less than 25%. As of March 31, 2013, National Enquirer, Flex and Muscle & Fitness reporting units had goodwill balances of $59.0 million, $7.2 million and $20.5 million, respectively. For all other reporting units, the fair value is substantially in excess of carrying value as of March 31, 2013. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an additional impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. The Company will continue to monitor the recoverability of its remaining goodwill.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of interim or annual goodwill impairment tests will prove to be accurate predictions of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the aforementioned reporting units may include such items as follows:

•	A prolonged downturn in the business environment in which the reporting units operate (i.e. circulation and advertising decreases) especially in the markets we serve;

•	An economic recovery that significantly differs from our assumptions in timing or degree;

•	Volatility in debt markets resulting in higher discount rates; and

•	Unexpected regulatory changes for our advertisers.

If our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever a significant event occurs or circumstances change, such as those affecting general market conditions or pertaining to a specific industry or an asset category, to indicate that the carrying amount of such assets may not be fully recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of cash flows (undiscounted and without interest charges) over the remaining lives of the assets to measure recoverability. If the estimated undiscounted cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value.

For fiscal 2013, 2012 and 2011, no impairment charges for long-lived tangible and intangible assets were deemed necessary.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The asset and liability method of accounting for deferred income taxes requires a valuation against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect on any changes in deferred tax assets and liabilities as a result of a change in tax rates is recognized in income.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On April 1, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which provides the Company with an option to first assess qualitative factors in determining whether an event or circumstance exists that leads to a more-likely-than-not determination that the fair value of a reporting unit is less than its carrying amount. If the Company determines based on qualitative factors it is more likely than not the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not necessary. The Company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The adoption of the ASU did not have an effect on the Company’s financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which amended ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"). This amendment is intended to simplify how an entity tests indefinite-lived intangible assets for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity no longer is required to calculate the fair value of an indefinite-lined intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2012-02 will be effective for the Company beginning April 1, 2013. The Company does not expect ASU 2012-02 to have an impact on its consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” ("ASU 2013-02"), which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" and 2011-12 "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" for all public organizations. The amendment requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 will be effective for the Company beginning April 1, 2013. The Company does not expect the adoption of ASU 2013-02 to have an impact on its consolidated financial position, results of operations or cash flows, since this ASU concerns disclosure only.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

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

We generally manage our exposure to interest rate fluctuations through the use of a combination of fixed and variable rate debt. At March 31, 2013, we had $469.9 million outstanding in fixed rate debt. There are no earnings or liquidity risks associated with the Company’s fixed rate debt. Under the 2010 Revolving Credit Facility, we have $12.0 million outstanding in variable rate debt at March 31, 2013. The Company is subject to earnings and liquidity risks associated with the variable rate debt.

To date, we have not entered into any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates that are designated as hedges.

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

To date, we have not entered into any derivative financial instruments for purposes of reducing our exposure to adverse fluctuations in foreign currency exchange rates that are designated as hedges.

Inflationary Risk

We are exposed to fluctuations in operating expenses, due to contractual agreements with printers, paper suppliers and wholesale distributors. In addition, we are also exposed to fluctuations in the cost of fuel, paper and postage and certain product placement related costs.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Media, Inc.:
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of American Media, Inc. and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
June 24, 2013

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	March 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($740 and $3,365 related to VIEs, respectively)	$2,375	$5,226
Trade receivables, net of allowance for doubtful accounts of $5,899 and $4,795, respectively ($0 and $3,382 related to VIEs, respectively, net of allowance for doubtful accounts of $0 and $779, respectively)	43,085	51,538
Inventories ($0 and $2,117 related to VIEs, respectively)	13,156	17,033
Prepaid expenses and other current assets ($0 and $1,508 related to VIEs, respectively)	16,159	19,651
Total current assets	74,775	93,448
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	3,867	3,991
Furniture, fixtures and equipment	41,351	36,625
Less – accumulated depreciation	(25,950)	(24,695)
Total property and equipment, net	19,268	15,921
OTHER ASSETS:
Deferred debt costs, net	9,789	11,222
Deferred rack costs, net ($0 and $2,194 related to VIEs, respectively)	6,604	9,966
Other long-term assets	1,631	1,622
Total other assets	18,024	22,810
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill ($0 and $3,358 related to VIEs, respectively)	186,898	234,244
Other identified intangibles, net of accumulated amortization of $114,545 and $110,770, respectively ($6,000 and $24,295 related to VIEs, respectively)	278,486	285,225
Total goodwill and other identified intangible assets, net	465,384	519,469
TOTAL ASSETS	$577,451	$651,648
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ($0 and $3,719 related to VIEs, respectively)	$17,820	$16,160
Accrued expenses and other liabilities ($304 and $3,056 related to VIEs, respectively)	24,764	29,539
Accrued interest	16,823	17,254
Redeemable financial instrument (see Note 9)	3,447	—
Deferred revenues ($388 and $2,264 related to VIEs, respectively)	34,544	37,474
Total current liabilities	97,398	100,427
NON-CURRENT LIABILITIES:
Senior secured notes	469,889	469,889
Revolving credit facility	12,000	7,000
Other non-current liabilities	3,959	4,367
Deferred income taxes	68,967	75,694
Total liabilities	652,213	657,377
COMMITMENTS AND CONTINGENCIES (See Note 11)
Redeemable noncontrolling interest (see Note 9)	3,000	15,620
STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 14,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2013 and 2012	1	1
Additional paid-in capital	822,723	822,773
Accumulated deficit	(900,147)	(843,908)
Accumulated other comprehensive loss	(339)	(215)
Total stockholders' deficit	(77,762)	(21,349)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$577,451	$651,648

The accompanying Notes are an integral part of the Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal years ended March 31,
	2013	2012	2011
OPERATING REVENUES:
Circulation	$212,720	$228,683	$228,694
Advertising	107,151	126,117	135,868
Other	28,655	31,816	33,077
Total operating revenues	348,526	386,616	397,639
OPERATING EXPENSES:
Editorial	40,850	43,008	42,912
Production	95,809	112,281	106,799
Distribution, circulation and other cost of sales	65,742	77,020	69,354
Selling, general and administrative	81,745	79,451	78,213
Depreciation and amortization	9,932	8,539	6,334
Impairment of goodwill and intangible assets	54,523	—	—
Total operating expenses	348,601	320,299	303,612
OPERATING (LOSS) INCOME	(75)	66,317	94,027
OTHER EXPENSES:
Interest expense	(59,779)	(58,423)	(56,531)
Amortization of deferred debt costs	(1,433)	(1,584)	(3,217)
Other expenses, net	(252)	(1,526)	(1,100)
Reorganization costs (Note 1)	—	—	(24,527)
Loss on extinguishment of debt (Note 1)	—	—	(8,612)
Total other expense, net	(61,464)	(61,533)	(93,987)
(LOSS) INCOME BEFORE INCOME TAXES	(61,539)	4,784	40
INCOME TAX (BENEFIT) PROVISION	(5,994)	(17,509)	4,003
NET (LOSS) INCOME	(55,545)	22,293	(3,963)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(694)	(726)	(510)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(56,239)	$21,567	$(4,473)

	Fiscal years ended March 31,
	2013	2012	2011
NET (LOSS) INCOME	$(55,545)	$22,293	$(3,963)
Foreign currency translation adjustment	(124)	(38)	3
Comprehensive (loss) income	(55,669)	22,255	(3,960)
Less: comprehensive income attributable to the noncontrolling interest	(694)	(726)	(510)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(56,363)	$21,529	$(4,470)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share information)

					Accumulated
			Additional		other	Total
	Common stock		paid-In	Accumulated	comprehensive	stockholders'
	Shares	Total	capital	deficit	income (loss)	deficit
Balances, March 31, 2010	6,284,360	$1	$282,747	$(861,002)	$(180)	$(578,434)
Net loss	—	—	—	(4,473)	—	(4,473)
Foreign currency translation	—	—	—	—	3	3
Retirement of common stock (note 1)	(6,284,360)	(1)	(282,747)	—	—	(282,748)
Issuance of common stock (note 1)	10,000,000	1	235,799	—	—	235,800
Gain on restructuring (note 1)	—	—	586,974	—	—	586,974
Balances, March 31, 2011	10,000,000	1	822,773	(865,475)	(177)	(42,878)
Net income	—	—	—	21,567	—	21,567
Foreign currency translation	—	—	—	—	(38)	(38)
Balances, March 31, 2012	10,000,000	1	822,773	(843,908)	(215)	(21,349)
Net loss	—	—	—	(56,239)	—	(56,239)
Foreign currency translation	—	—	—	—	(124)	(124)
Other	—	—	(50)	—	—	(50)
Balances, March 31, 2013	10,000,000	$1	$822,723	$(900,147)	$(339)	$(77,762)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended March 31,
	2013	2012	2011
Operating Activities:
Net (loss) income	$(55,545)	$22,293	$(3,963)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	6,157	5,175	3,713
Amortization of other identified intangibles	3,775	3,364	2,621
Impairment of goodwill and intangible assets	54,523	—	—
Amortization of deferred debt costs	1,433	1,584	3,217
Amortization of deferred rack costs	8,340	10,561	7,411
Deferred income tax (benefit) provision	(6,224)	(17,471)	5,262
Provision for bad debts	2,774	1,455	2,167
Non-cash reorganization costs	—	—	8,068
Loss on extinguishment of debt (note 1)	—	—	8,612
Other	451	1,902	784
Decrease (increase) in operating assets:
Trade receivables	5,679	(4,905)	(278)
Inventories	3,981	(204)	(3,471)
Prepaid expenses and other current assets	2,989	(752)	3,816
Deferred rack costs	(4,978)	(10,391)	(6,542)
Other long-term assets	(9)	2,511	(2,188)
Increase (decrease) in operating liabilities:
Accounts payable	1,657	4,670	(4,162)
Accrued expenses and other liabilities	(4,555)	1,868	(3,168)
Accrued interest	(431)	(2,069)	21,254
Other non-current liabilities	(408)	2,929	(486)
Deferred revenues	(4,497)	(841)	(1,171)
Total adjustments and changes in operating assets and liabilities	70,657	(614)	45,459
Net cash provided by operating activities	15,112	21,679	41,496
Investing Activities:
Purchases of property and equipment	(9,566)	(10,582)	(7,720)
Purchases of intangible assets	(2,564)	(954)	—
Proceeds from sale of assets	100	79	88
Investment in Radar	(350)	(1,100)	(1,100)
Acquisition of OK! Magazine	—	(23,000)	—
Other	(300)	(300)	(300)
Net cash used in investing activities	(12,680)	(35,857)	(9,032)
Financing Activities:
Proceeds from revolving credit facility and term loan	66,500	53,500	112,000
Repayment to revolving credit facility and term loan	(61,500)	(46,500)	(565,871)
Proceeds from issuance of senior secured notes	—	—	465,000
Senior secured notes redemption	—	(20,000)	—
Redemption premium payment	—	(600)	(8,612)
Payment of debt costs	—	—	(13,154)
Payment of deferred consent fees	—	—	(7,339)
Proceeds in Odyssey from noncontrolling interest holders	—	13,500	—
Payments to noncontrolling interest holders of Olympia and Odyssey	(6,824)	(1,606)	—
Payments for redemption of Odyssey preferred stock	(3,192)	—	—
Net cash used in financing activities	(5,016)	(1,706)	(17,976)
Effect of exchange rate changes on cash	(267)	(175)	191
Net (decrease) increase in cash and cash equivalents	(2,851)	(16,059)	14,679
Cash and cash equivalents, beginning of period	5,226	21,285	6,606
Cash and cash equivalents, end of period	$2,375	$5,226	$21,285

Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities:
Cash paid during the period for:
Income taxes	$98	$801	$278
Interest	$59,351	$60,413	$33,681
Non-cash property and equipment (incurred but not paid)	$—	$51	$119

Non-cash portion of debt issuance	$—	$—	$24,727
Non-cash debt for equity exchange	$—	$—	$540,026
Non-cash exchange of second lien notes	$—	$—	$24,889

The accompanying Notes are an integral part of the Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of the Business

Description of Business

American Media, Inc. was incorporated under the laws of Delaware in 1990 and is headquartered in Boca Raton, Florida. American Media, Inc. and its consolidated subsidiaries are defined herein as American Media, AMI, the Company, we, our and us. We are a leading content centric media company specializing in the fields of celebrity journalism and active lifestyle. We are platform agnostic and distribute our content across multiple platforms including print, digital, mobile, tablets and video. We circulate our print publications utilizing single copy and subscription sales using national distributors, wholesalers, retailers and the U.S. Postal Service. Total circulation of our print publications with a frequency of six or more times per year, were approximately 5.9 million copies per issue during fiscal 2013.

As of March 31, 2013, the Company published seven weekly publications: National Enquirer, Star, Globe, National Examiner, Country Weekly, OK! and Soap Opera Digest; two monthly publications: Muscle & Fitness and Flex; three bi-monthly publications: Fit Pregnancy, Natural Health and Muscle & Fitness Hers; and two publications that are published 10 times per year: Shape and Men's Fitness.

Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary, included in our publishing services segment, is an in-store product merchandising and marketing company doing business in the U.S. and Canada. DSI places and monitors the Company’s print publications and third-party publications to ensure proper displays in major national and regional retail, drug and supermarket chains. DSI also provides marketing, merchandising and information gathering services to third parties, including non-magazine clients. Some of DSI's third-party publishing clients include Bauer Publishing, which publishes First for Women, Woman's World, Life & Style and In Touch; Rodale which publishes Prevention, Men's Health and Woman’s Health; and New York Media, which publishes New York Magazine and specials. Some of DSI’s third-party non-publishing clients include Kroger, Safeway and Frontline Marketing.

References to our fiscal year (e.g. "fiscal 2013") refer to our fiscal year ended March 31st of the applicable fiscal year.

In December 2010, American Media Operations, Inc. (“AMOI”) was merged with and into AMI, AMOI's immediate parent corporation prior to the merger.  As such, AMI is the surviving entity for financial reporting purposes. Given AMI was a holding company with only one subsidiary and owned 100% of AMOI, the merger did not result in a change in the historical cost basis of AMI's consolidated assets and liabilities.  As the merger occurred between entities under common control, the historical consolidated financial statements of AMOI are presented as the consolidated financial statements of AMI, and the consolidated financial statements contained herein have been prepared as if AMI had always been the reporting company. The merger was unrelated to the 2010 Restructuring.

2010 Restructuring

In November 2010, the Company and certain subsidiaries filed a prepackaged plan of reorganization (the “Plan”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Plan identified liabilities subject to compromise of $893.9 million, which included an outstanding term loan of $445.7 million, a revolving credit facility of $60.0 million and previously issued notes of $388.2 million (the “Old Notes”). In December 2010, the Bankruptcy Court confirmed the Plan, and the Company emerged from bankruptcy and consummated a financial restructuring through a series of transactions (the “2010 Restructuring”).

As part of the 2010 Restructuring, we amended and restated our certificate of incorporation to, among other things, increase the number of shares authorized to be issued from 11,000,000 to 15,000,000, comprised of 14,000,000 shares of common stock and 1,000,000 shares of preferred stock. The Company issued 10,000,000 shares of new common stock and canceled all pre-existing equity interests in AMI, including warrants. The Company did not issue any shares of preferred stock.

Emergence Accounting

Upon emergence, the Company determined it did not meet the requirements to apply fresh start accounting under applicable accounting standards because the holders of existing voting shares immediately before confirmation of the 2010 Restructuring received more than 50% of the voting shares in the emerging Company. Since fresh start accounting did not apply, assets and liabilities not subject to compromise continued to be reflected at historical cost. However, liabilities compromised by confirmed plans were accounted for, as summarized below, in accordance with the guidance provided for reporting entities not qualifying for fresh start accounting.

The Company exchanged $363.3 million of our Old Notes for 10,000,000 shares of newly issued common stock. The holders of the pre-existing debt also held shares of common stock that were canceled in connection with the 2010 Restructuring. Since this exchange occurred with pre-existing stockholders, the extinguishment of debt transaction was recorded as a capital transaction. As a result, the $587.0 million gain on this debt-for-equity exchange is reflected in the consolidated statement of stockholders' deficit for fiscal 2011. The gain on the exchange primarily consists of (i) $363.3 million of Old Notes, (ii) $282.7 million of canceled stock and (iii) $176.1 million of forfeited future interest payments on the Old Notes, less (iv) issuance of $235.8 million of equity.

The Company satisfied the term loan and revolving credit facility of $505.7 million with cash on hand and the proceeds from the issuance of new debt. Specifically, the Company issued $385.0 million aggregate principal amount of 11.5% first lien notes, maturing in December 2017 (the “First Lien Notes”) and $104.9 million aggregate principal amount of 13.5% second lien notes, maturing in June 2018 (the “Second Lien Notes”). The First Lien Notes and the Second Lien Notes are collectively referred to herein as the Senior Secured Notes. We also exchanged $24.9 million of the remaining Old Notes for $24.9 million of the Second Lien Notes. Finally, the Company entered into a $40.0 million revolving credit facility, maturing in December 2015 (the “2010 Revolving Credit Facility”), which replaced our previous revolving credit facility. Under the 2010 Restructuring, the proceeds from the Senior Secured Notes and the 2010 Revolving Credit Facility were used to pay (i) the net carrying amount of the term loan and revolving credit facility, including a deferred consent fee, and (ii) a 2% make-whole provision. In accordance with applicable accounting standards, the Company recorded this series of transactions as an extinguishment of debt and reflected the $8.6 million loss on extinguishment of debt in the consolidated statement of income (loss) for fiscal 2011.

Reorganization Costs

The Company incurred significant costs, primarily professional fees, associated with the 2010 Restructuring. These costs were expensed as incurred and were included in reorganization costs in the accompanying consolidated statement of income (loss) for fiscal 2011. The reorganization costs of $24.5 million included $8.1 million of deferred debt issuance costs on the pre-bankruptcy debt.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements reflect our financial statements, those of our wholly-owned domestic and foreign subsidiaries and those of certain variable interest entities where we are the primary beneficiary. For consolidated entities where we own less than 100% of the equity, we record net income (loss) attributable to noncontrolling interest in our consolidated statements of income (loss) equal to the percentage of the interests retained in such entities by the respective noncontrolling parties. All material intercompany balances and transactions are eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management does not expect such difference to have a material effect on the Company's consolidated financial statements.

Foreign Currencies

The net assets and operations of entities outside of the United States ("U.S.") are translated into U.S. dollars. Assets and liabilities are translated at fiscal year-end exchange rates and income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents are held with high credit quality institutions and are subject to minimal credit and market risk. The value of these assets is based upon quoted prices and markets for identical assets and equals the carrying value, which is considered a Level 1 input.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out ("FIFO") method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventory write-downs during fiscal 2013 and 2012 were insignificant. Inventories are comprised of the following at March 31st (in thousands):

	2013	2012
Raw materials – paper	$9,268	$13,106
Finished product — paper, production and distribution costs of future issues	3,888	3,927
Total inventory	$13,156	$17,033

Prepaid expenses and other current assets

Prepaid expenses and other current assets are comprised of the following at March 31st (in thousands):

	2013	2012
Direct response advertising costs	$3,282	$3,890
Deferred tax assets, net	1,244	1,748
Prepaid insurance	1,264	1,418
Income tax receivable	686	3,008
Prepaid postage	590	589
Other prepaid expenses	6,511	6,059
Other receivables	1,534	1,094
Other current assets	1,048	1,845
Total prepaid expenses and other current assets	$16,159	$19,651

Direct response advertising costs are capitalized when they are expected to result in probable future benefits. These costs are amortized over the period during which future benefits are expected to be received, which is generally the related one-year subscription period. Amortization expense was $5.3 million, $5.1 million and $5.3 million for fiscal 2013, 2012 and 2011, respectively, and is part of distribution, circulation and other costs of sales in the accompanying consolidated financial statements.

The asset balance of the capitalized direct response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. There were no material write-downs during the three fiscal years in the period ended March 31, 2013.

Property and Equipment

The Company uses the straight-line method of depreciation for financial reporting. The estimated useful lives used for depreciable fixed assets ranges from three to 10 years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the respective asset, and the period for such depreciation ranges from one to five years. Maintenance and repair costs are charged to expense as incurred. Significant improvements and betterments are capitalized.

The Company expenses costs incurred for internal use software during the preliminary project stage and capitalizes costs incurred in developing or obtaining internal use software. These costs are reflected in property and equipment, net. Capitalized costs generally include hardware, software and payroll-related costs for employees who are directly associated with and who devote time to the development of internal use computer software. These costs are amortized using the straight-line method over three years. Costs such as maintenance and training are expensed as incurred. Total capitalized costs were $12.7 million and $9.0 million, net of depreciation, as of March 31, 2013 and 2012, respectively. The $3.7 million increase is primarily due to the implementation of the Company's new system for enterprise resource planning.

Deferred Debt Costs

Debt issuance costs are amortized using the effective-interest method over the terms of the related indebtedness, which range from four to seven years.

Deferred Rack Costs

Rack costs are capitalized and amortized as a reduction of circulation revenue, in accordance with the terms of the relevant agreements, usually three years. The Company performs periodic and timely reviews to determine if impairment charges are required due to market conditions, including store closings or store bankruptcies.

Other Long-Term Assets

Other long-term assets consist primarily of a $1.0 million deposit with the Company's largest national distributor for operational purposes and $0.5 million of deposits on leased facilities as of March 31, 2013 and 2012.

Goodwill and Intangible Assets

The Company's goodwill and related indefinite-lived intangible assets are tested for impairment on an annual basis, on the first day of the fourth fiscal quarter or more often if an event occurs or circumstances change that would indicate a potential impairment exists. Impairment losses, if any, are reflected in operating income or loss in the consolidated financial statements. The Company's reporting units consist of each of its publications and other consolidated subsidiaries.

The Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change to indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Impairment losses, if any, are reflected in operating income or loss in the consolidated financial statements.

In assessing goodwill and intangible assets for impairment, the Company makes estimates of fair value that are based on its projection of revenues, operating costs and cash flows of each reporting unit, considering historical and anticipated future results and general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of income and market approaches to measure fair value. Changes in management's judgments and projections or assumptions used could result in a significantly different estimate of the fair value of the reporting units and could materially change the impairment charge related to goodwill and tradenames. For a detailed description of impairment charges, see Note 3, “Goodwill and Other Identified Intangible Assets.”

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever a significant event occurs or circumstances change, such as those affecting general market conditions or pertaining to the media industry or an asset category, to indicate that the carrying amount of such assets may not be fully recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of cash flows (undiscounted and without interest charges) over the remaining lives of the assets to measure recoverability. If the estimated undiscounted cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value computed on a discounted cash flow basis.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following at March 31st (in thousands):

	2013	2012
Retail display pockets and allowances	$4,792	$5,996
Income and other taxes (1)	2,414	2,598
Personnel related costs	6,034	6,522
Rack costs	1,774	3,159
Mr. Olympia license fee (Note 9)	300	600
Production costs	1,971	2,979
Accrued professional fees	588	1,650
Other	6,891	6,035
Accrued expenses and other liabilities, current	24,764	29,539

Other non-current liabilities	3,959	4,367
Accrued expenses and other liabilities - non- current	3,959	4,367

Total accrued expenses and other liabilities, current and non-current	$28,723	$33,906

(1) Includes accruals of $0.9 million for contingent liabilities for non-income related taxes at March 31, 2013 and 2012.

Contingent Liabilities

The Company has certain contingent liabilities that arise in the ordinary course of business. The Company accrues for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Reserves for contingent liabilities are reflected in the accompanying consolidated financial statements based on management's assessment, along with legal counsel, of the expected outcome of the contingencies. If the final outcome of the contingencies differs from that currently expected, it would result in a change to earnings in the period determined. See Note 11, “Commitments and Contingencies - Litigation,” for a description of litigation.

Revenue Recognition

The Company recognizes revenues when realized or realizable and earned. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Allowances for uncollectible receivables are estimated based upon a combination of write-off history, aging analysis and any specifically identified troubled accounts.

Newsstand revenues are recognized based on the on-sale dates of magazines and are initially recorded based upon estimates of sales, net of brokerage and net of estimates of newsstand related fees. Advertising revenues are recorded based on the on-sale dates of magazines and are stated net of agency commissions and cash and sales discounts. Estimated returns are recorded based upon historical experience. Digital advertising revenues on the Company's websites are generally based on the sale of impression-based advertisements, which are recorded in the period in which the advertisements are served. Other revenues, primarily from marketing services performed for third parties by DSI, are recognized when the service is performed.

Deferred revenue results from advance payments for subscriptions and is recognized on a straight-line basis, as issues are delivered, over the life of the subscription. Total deferred revenues are comprised of the following at March 31st (in thousands):

	2013	2012
Subscriptions	$33,944	$36,732
Advertising	163	159
Other	437	583
Total deferred revenues	$34,544	$37,474

Concentrations

As of March 31, 2013, single copy revenue consisted of magazine copies distributed to retailers primarily by two major wholesalers. In fiscal 2013, 2012 and 2011, The News Group accounted for approximately 29%, 23% and 25%, respectively, of our total operating revenue and Source Interlink Companies accounted for approximately 14%, 12% and 13%, respectively, of our total operating revenue. This concentration of revenue impacts all of the Company's operating segments. We have multi-year service arrangements with our wholesalers, which provide incentives to maintain certain levels of service.

Product Placement Costs

Product placement costs include retail display allowance (“RDA”), which is a fee we pay on a quarterly basis to qualifying retailers as an incentive for selling our titles in its stores. Retail display payments (“RDP”) is an incentive fee, paid quarterly directly to retailers, based on the fixed amount of pockets our titles occupy on the display fixture. The Company pays either RDA or RDP to a particular retailer but not both for each title. Product placement costs are expensed and are recorded as a reduction to revenue as the issue relating to each specific cost is recognized as revenue.

Editorial Costs

External editorial costs relating to photos, artwork and text are expensed as the issue relating to each specific cost is recognized as revenue. Internal editorial costs are expensed as incurred.

Recently Adopted Accounting Pronouncements

On April 1, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which provides the Company with an option to first assess qualitative factors in determining whether an event or circumstance exists that leads to a more-likely-than-not determination that the fair value of a reporting unit is less than its carrying amount. If the Company determines based on qualitative factors it is more-likely-than-not the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not necessary. The Company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The adoption of the ASU did not have an effect on the Company’s financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which amended ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"). This amendment is intended to simplify how an entity tests indefinite-lived intangible assets for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity no longer is required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2012-02 will be effective for the Company beginning April 1, 2013. The Company does not expect ASU 2012-02 to have an impact on its consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02") which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income and 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 for all public organizations. The amendment requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 will be effective for the Company beginning April 1, 2013. The Company does not expect the adoption of ASU 2013-02 to have an impact on its consolidated financial position, results of operations or cash flows, since this ASU concerns disclosure only.

Note 3 - Goodwill and Other Identified Intangible Assets

As of March 31, 2013 and 2012, the Company had goodwill with a carrying value of $186.9 million and $234.2 million, respectively, and other identified intangible assets not subject to amortization with carrying values of $266.1 million and $271.6 million, respectively. Other identified intangible assets not subject to amortization consist of tradenames with indefinite lives.

Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

		March 31, 2013			March 31, 2012
	Range of lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames	8 - 27	$10,610	$(4,521)	$6,089	$10,610	$(4,078)	$6,532
Subscriber lists	3 - 15	32,702	(30,328)	2,374	32,702	(28,146)	4,556
Customer relationships	5 - 10	2,300	(829)	1,471	2,300	(420)	1,880
Other intangible assets	3	3,518	(1,059)	2,459	954	(318)	636
		$49,130	$(36,737)	$12,393	$46,566	$(32,962)	$13,604

Amortization expense of intangible assets was $3.8 million, $3.4 million and $2.6 million during fiscal 2013, 2012 and 2011, respectively. Based on the carrying value of identified intangible assets recorded at March 31, 2013, and assuming no subsequent impairment of the underlying assets, the future amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2014	$4,244
2015	1,872
2016	1,185
2017	750
2018	468
Thereafter	3,874
$12,393

During an evaluation of goodwill and other identified intangible assets at December 31, 2012, the Company determined that indicators were present in certain reporting units that would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily the result of the near-term advertising revenue shortfall coupled with the continued softness in the print publication industry overall, which resulted in lowered future cash flow projections.

As a result, an interim impairment test of goodwill and other indefinite lived intangible assets was performed as of December 31, 2012, for certain reporting units, in accordance with FASB Accounting Standards Codification (“ASC”) Topic No. 350, “Goodwill and Other Intangible Assets” (“ASC 350”). Impairment testing for goodwill is a two-step process. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of the impairment charge, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill, and an impairment charge is recorded for the difference. Impairment testing for indefinite lived intangible assets, consisting of tradenames, compares the fair value of the tradename to the carrying value, and an impairment charge is recorded for any excess carrying value over fair value.

The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of $47.3 million and $7.2 million to reduce the carrying value of goodwill and tradenames, respectively, during the third quarter of fiscal 2013.

The gross carrying amount and accumulated impairment losses of goodwill, as of March 31, 2013 and 2012, by reportable segment are as follows (in thousands):

	Celebrity Brands	Women's Active Lifestyle Group	Men's Active Lifestyle Group	Corporate and Other	Total
Goodwill	$428,518	$84,905	$112,296	$20,136	$645,855
Accumulated impairment losses	(261,794)	(62,841)	(75,901)	(11,075)	(411,611)
Balance, March 31, 2012	166,724	22,064	36,395	9,061	234,244

Impairment	(42,801)	—	(4,545)	—	(47,346)

Goodwill	428,518	84,905	112,296	20,136	645,855
Accumulated impairment losses	(304,595)	(62,841)	(80,446)	(11,075)	(458,957)
Balance, March 31, 2013	$123,923	$22,064	$31,850	$9,061	$186,898

Impairment Charge Assumptions

The fair value of the reporting unit's goodwill and tradenames was based on the Company's projections of revenues, operating costs and cash flows of each reporting unit, considering historical and anticipated future results and general economic and market conditions as well as the impact of planned business and operational strategies. The valuations employ a combination of income and market approaches to measure fair value. The key assumptions used to determine fair value of the reporting unit's goodwill and tradenames as of December 31, 2012 were:

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

Note 4 - Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the "2010 Revolving Credit Facility"). The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million less outstanding letters of credits.

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during the fiscal year ended March 31, 2013 and 2012.

In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during fiscal 2013, 2012 and 2011 were insignificant.

During fiscal 2013, the Company borrowed $66.5 million and repaid $61.5 million under the 2010 Revolving Credit Facility. At March 31, 2013, the Company has available borrowing capacity of $23.6 million after considering the $12.0 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance of the 2010 Revolving Credit Facility on March 31, 2013 of $12.0 million is included in non-current liabilities in the accompanying consolidated financial statements, as the outstanding balance is not due until December 2015.

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

As of March 31, 2013, the Company was in compliance with its covenants under the 2010 Revolving Credit Facility.

Although there can be no assurances, management believes that, based on current projections (including projected borrowings and repayments under the 2010 Revolving Credit Facility), its operating results for fiscal 2014 will be sufficient to satisfy the first lien leverage ratio financial covenant under the 2010 Revolving Credit Facility. The Company’s ability to satisfy such financial covenant is dependent on its business performing in accordance with its projections.  If the performance of the Company’s business deviates significantly from its projections, the Company may not be able to satisfy such financial covenant.  Its projections are subject to a number of factors, many of which are events beyond its control, which could cause its actual results to differ materially from its projections. If the Company does not comply with its financial covenant, the Company will be in default under the 2010 Revolving Credit Facility.

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

Note 5 - Senior Secured Notes

In December 2010, we issued the Senior Secured Notes consisting of the First Lien Notes and the Second Lien Notes in the aggregate principal amounts of $385.0 million and $104.9 million, respectively. The First Lien Notes bear interest at a rate of 11.5% per annum and mature in December 2017, and the Second Lien Notes bear interest at a rate of 13.5% per annum and mature in June 2018. Interest on the Senior Secured Notes is payable semi-annually on June 15th and December 15th of each year and is computed on the basis of a 360 day year comprised of twelve 30 day months.

The First Lien Notes are guaranteed on a first lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility. The First Lien Notes and the guarantees thereof are secured by a first-priority lien on substantially all of our assets (subject to certain permitted liens and exceptions), pari passu with the liens granted under our 2010 Revolving Credit Facility; provided that in the event of a foreclosure on the collateral or of insolvency proceedings, obligations under our 2010 Revolving Credit Facility will be repaid in full with proceeds from the collateral prior to the repayment of the obligations under the First Lien Notes.

The Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility and the First Lien Notes. The Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all of our assets (subject to certain permitted liens and exceptions).

Under the First Lien Notes Indenture, the Company has the option to redeem the First Lien Notes as follows: (a) at any time prior to December 15, 2013, the Company is permitted to redeem up to 35% of the original principal amount of the First Lien Notes with the net cash proceeds of one or more equity offerings (as defined in the First Lien Notes Indenture) at a redemption price of 111.5%, plus accrued and unpaid interest through the redemption date; (b) at any time prior to December 15, 2013, the Company may redeem all or part of the First Lien Notes, at a redemption price equal to 100%, plus an applicable premium and accrued and unpaid interest through redemption date; (c) during any 12-month period prior to December 15, 2013, the Company is entitled to redeem up to 10% of the aggregate principal amount of the First Lien Notes at a redemption price equal to 103.0%, plus accrued and unpaid interest through the redemption date; (d) on or after December 15, 2013, the Company may redeem the First Lien Notes, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest and additional interest thereon, if any, through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

Year	Percentage
2013	108.625%
2014	105.75%
2015	102.875%
2016 and thereafter	100%

During the first quarter of fiscal 2012, the Company redeemed $20.0 million in aggregate principal amount of the First Lien Notes at a redemption price equal to 103.0% of the aggregate principal amount thereof, plus accrued and unpaid interest.

Under the Second Lien Notes Indenture, the Company has the option to redeem the Second Lien Notes as follows: (a) at any time prior to December 15, 2013, the Company is permitted to redeem up to 35% of the original principal amount of the Second Lien Notes with the net cash proceeds of one or more equity offerings (as defined in the Second Lien Notes Indenture) at a redemption price of 113.5%, plus accrued and unpaid interest through the redemption date; (b) at any time prior to December 15, 2013, the Company may redeem all or part of the Second Lien Notes, at a redemption price equal to 100%, plus an applicable premium and accrued and unpaid interest through the redemption date; (c) on or after December 15, 2013, the Company may redeem the Second Lien Notes, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest and additional interest thereon, if any, through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

Year	Percentage
2013	110.125%
2014	106.75%
2015	103.375%
2016 and thereafter	100%

As of March 31, 2013, the Company’s total principal amount of Senior Secured Notes was approximately $469.9 million, consisting of $365.0 million principal amount of First Lien Notes and $104.9 million principal amount of Second Lien Notes.

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

As of March 31, 2013, the Company was in compliance with all of the covenants under the indentures governing the Senior Secured Notes.

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

The Company was required to commence the Exchange Offer once the exchange offer registration statement was declared effective by the SEC and use commercially reasonable efforts to complete the Exchange Offer no later than February 24, 2012. Since the Exchange Offer was not completed by February 24, 2012, a registration default occurred (the “Registration Default”) and the interest rate on the First Lien Notes was increased by (a) 0.25% per annum for the 90 days in the period from February 24, 2012 to May 24, 2012, (b) 0.50% per annum for the 90 days in the period from May 25, 2012 to August 24, 2012 and (c) 0.75% per annum for the period from August 25, 2012 to November 20, 2012, the date the Registration Default was cured.

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

Note 6 - Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires the Company to disclose the fair value of financial instruments that are not measured at fair value in the accompanying financial statements. The fair value of the Company’s financial instruments has been estimated primarily by using inputs, other than quoted prices in active markets that are observable either directly or indirectly. However, the use of different market assumptions or methods of valuation could result in different fair values.

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

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

		March 31, 2013		March 31, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
First Lien Notes	Level 2	$365,000	$356,788	$365,000	$326,675
Second Lien Notes	Level 2	104,889	85,485	104,889	79,191
Revolving Credit Facility	Level 2	12,000	10,755	7,000	5,810
Redeemable Financial Instrument	Level 3	3,447	3,089	—	—

The fair value of the First Lien Notes, the Second Lien Notes and the Revolving Credit Facility is estimated using quoted market prices for the same or similar issues. The fair value of the Redeemable Financial Instrument is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor.

As of March 31, 2013 and 2012, the Company did not have financial assets or liabilities that would require measurement on a recurring basis, based on the guidance in FASB ASC 820. The Company's financial instruments consists of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.

Assets measured at fair value on a nonrecurring basis

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. During an evaluation of goodwill and other identified intangible assets at December 31, 2012, the carrying value of goodwill and tradenames for certain reporting units exceeded fair value. As a result, the Company recorded an impairment charge that incorporates fair value measurements based on Level 3 inputs. See Note 3, "Goodwill and Other Identified Intangible Assets," for further discussion on measuring the Company's non-financial assets, specifically, goodwill and tradenames.

Note 7 - Income Taxes

The Company files a consolidated Federal income tax return. The (benefit) provision for income taxes from continuing operations consists of the following at March 31st (in thousands):

	2013	2012	2011
Current:
Federal	$(26)	$(1,071)	$(530)
State	(296)	249	(1,672)
Foreign	478	763	885
Total current provision (benefit)	156	(59)	(1,317)
Deferred:
Federal	(5,866)	(12,789)	4,908
State	(206)	(4,661)	412
Foreign	(78)	—	—
Total deferred (benefit) provision	(6,150)	(17,450)	5,320
(Benefit) provision for income taxes	$(5,994)	$(17,509)	$4,003

Income tax (benefit) provision attributable to income from continuing operations was $(6.0) million, $(17.5) million and $4.0 million for fiscal 2013, 2012 and 2011, respectively, and differed from the amounts computed by applying the statutory U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following at March 31st (in thousands):

	2013	2012	2011
U.S expected tax (benefit) provision	$(21,539)	$1,673	$14
State income taxes, net of federal benefit	(523)	205	(1,105)
Meals and entertainment	303	247	129
Goodwill impairment	14,980	—	—
Valuation allowance on deferred tax assets	—	(17,682)	(118,174)
Debt restructuring	—	(738)	116,204
Other, net	785	(1,214)	6,935
(Benefit) provision for income taxes	$(5,994)	$(17,509)	$4,003

The tax effected net deferred tax assets and liabilities are comprised of the following at March 31st (in thousands):

	2013	2012
Deferred Income Tax Assets, Current
Reserves and accruals	$3,146	$2,367
Revenue recognition	625	877
Other current deferred tax assets	916	908
Gross deferred income tax assets, current	4,687	4,152
Valuation allowance	—	—
Deferred income tax assets, current	$4,687	$4,152
Deferred Income Tax Liabilities, Current
Circulation expenses	$(1,364)	$(1,604)
Other current deferred tax liabilities	(2,079)	(800)
Deferred income tax liabilities, current	(3,443)	(2,404)
Net deferred income tax assets, current	$1,244	$1,748

	2013	2012
Deferred Income Tax Assets, Non-Current
Net operating losses	$30,919	$24,003
Deferred debt costs	3,815	4,377
Goodwill and other intangibles	2,335	2,560
Other non-current deferred tax assets	4,006	2,541
Gross deferred income tax assets, non-current	41,075	33,481
Valuation allowance	—	—
Deferred income tax assets, non-current	$41,075	$33,481
Deferred Income Tax Liabilities, Non-Current
Goodwill and other intangibles	$(101,070)	$(100,016)
Circulation expenses	(2,858)	(3,358)
Property and equipment	(3,511)	(3,321)
Other non-current deferred tax liabilities	(2,603)	(2,480)
Deferred income tax liabilities, non-current	(110,042)	(109,175)
Net deferred income tax liabilities, non-current	$(68,967)	$(75,694)

The net deferred income tax assets, current of $1.2 million and $1.7 million as of March 31, 2013 and 2012, respectively, are included in prepaid expenses, and the net deferred income tax liabilities, non-current of $69.0 million and $75.7 million as of March 31, 2013 and 2012, respectively, are included in deferred income taxes in the accompanying consolidated balance sheets.

At March 31, 2013 and 2012, the Company had gross U.S. federal and state net operating loss carryforwards as follows (in thousands):

	2013	2012
Federal	$78,093	$59,131
State	71,404	66,602

The federal net operating loss carryforwards at March 31, 2013 begin to expire in 2028 through 2033. The state net operating loss carryforwards at March 31, 2013 begin to expire in 2014 through 2033.

As of March 31, 2011, the Company recognized $70.2 million of cancellation of indebtedness income. Pursuant to Internal Revenue Code §108, the discharge of indebtedness income was excluded from gross income and the amount excluded from income was applied to reduce net operating loss (“NOL”) carryforwards. Additionally, as a result of the 2010 Restructuring, the Company reversed a deferred tax asset of $88.6 million associated with the canceled indebtedness. The Company previously recorded a full valuation allowance on the deferred tax assets associated with the canceled indebtedness and NOLs. In connection with the reversal of the deferred tax assets, the Company also reversed the associated valuation allowance resulting in no overall impact in the Company's March 31, 2011 effective tax rate.

The asset and liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company's valuation allowance related to its deferred tax assets, which was $17.7 million at March 31, 2011, was eliminated in fiscal 2012 based on the weight of positive evidence that the deferred tax assets will be realized. At March 31, 2011, a valuation allowance was recorded against the Company's net deferred tax assets, excluding the deferred tax liability for indefinite-lived intangibles. The Company's deferred tax liabilities related to indefinite-lived intangibles were not considered a future source of income to support the realization of deferred tax assets within the net operating loss carryforward period.

As of March 31, 2013 and 2012, the Company's accrued liabilities for uncertain tax positions related to federal and state income taxes, including interest and penalties, amounted to $1.3 million and $1.4 million, respectively and were included in accrued expenses in the accompanying consolidated balance sheets.

The total amount of unrecognized tax benefits as of March 31, 2013 was $0.7 million. Approximately $0.7 million of this amount would, if recognized, have an effect on the effective income tax rate. In addition to the unrecognized tax benefits, the Company recognized no net interest expense or penalty expense for fiscal 2013 and had accrued interest and penalties of $0.4 million and $0.1 million, respectively, as of March 31, 2013.

The total amount of unrecognized tax benefits as of March 31, 2012 was $0.8 million. Approximately $0.8 million of this amount would, if recognized, have an effect on the effective income tax rate. In addition to the unrecognized tax benefits, the Company released interest of $0.5 million and penalties of $0.1 million for fiscal 2012 and had accrued interest and penalties of $0.4 million and $0.1 million, respectively, as of March 31, 2012.

A reconciliation of the change in the unrecognized tax benefits from April 1, 2011 to March 31, 2013 is as follows (in thousands):

Balance, April 1, 2011	$1,920
Increases for tax positions taken during a prior period	84
Decreases for tax positions taken during a prior period	(46)
Increases for tax positions taken during the current period	4
Decreases relating to settlements	(1,080)
Lapse of statute of limitations	(64)
Balance, March 31, 2012	818
Increases for tax positions taken during a prior period	2
Decreases for tax positions taken during a prior period	(103)
Lapse of statute of limitations	(20)
Balance, March 31, 2013	$697

The Company has identified its “major” tax jurisdictions to include the U.S. government and the states of California, Florida and New York. The Company's fiscal 2010 through 2012 federal tax returns remain open by statute. The Company's major state tax jurisdictions subject to examination are fiscal 2010 through 2012.

Note 8 - Related Party Transactions

In January 2013, the Company and Mr. Elkins, a member of our Board of Directors, entered into a one year consulting agreement for Mr. Elkins to provide certain financial advisory services through Roxbury Advisory, LLC, a company controlled by Mr. Elkins. Purchases of these services from Roxbury Advisory, LLC totaled $20,000 during fiscal 2013. Mr. Elkins was affiliated with Avenue Capital, a majority shareholder of the Company, until January 2013.

Certain of the Company’s stockholders held significant equity interests in Vertis, Inc. (“Vertis”). Vertis performed significant portions of the Company’s Celebrity Brands pre-press operations until November 2011. Purchases of these services from Vertis totaled $1.3 million during fiscal 2012 and $2.6 million for fiscal 2011, respectively. Vertis has not performed services to the Company during fiscal 2013 and the Company has no outstanding payables to Vertis at March 31, 2013.

Note 9 - Investments in Joint Ventures and Redeemable Noncontrolling Interest

Mr. Olympia, LLC

In April 2005, the Company entered into a limited liability company agreement to form a joint venture, Mr. Olympia, LLC (“Olympia”), to manage and promote the Mr. Olympia fitness events. In September 2011, the Company and the other limited liability company member entered into an amendment to the limited liability company agreement (the "Amendment"), which among other things, extended the time period that the Company could be required to purchase all of the limited liability company units, from the other member, from April 2015 to October 2019, for a fixed price of $3.0 million cash (the "Olympia Put Option"). The Amendment also extended the time period that the Company could require the other limited liability company member to sell to the Company all of its limited liability company units from April 2015 to April 2020, for $3.0 million cash (the “Olympia Call Option”).

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

The License Fee has been recorded as other identified intangibles, and the remaining payable of $0.3 million, as of March 31, 2013, is reflected in accrued expenses and other liabilities in the accompanying consolidated financial statements.

The Company follows the accounting for noncontrolling interest in equity that is redeemable at terms other than fair value. Accordingly, the Company has reflected the noncontrolling interest's equity within temporary equity for the Olympia joint venture as the Olympia joint venture’s securities are currently redeemable, pursuant to the terms of the Olympia Put Option. As a result, the Company has recorded the Olympia Put Option, at a minimum, equal to the maximum redemption amount as “Redeemable noncontrolling interest” in the accompanying consolidated financial statements.

Olympia’s net income was $0.7 million, $0.6 million and $0.5 million during fiscal 2013, 2012 and 2011, respectively.

Radar Online, LLC

In October 2008, the Company entered into a limited liability company agreement to form Radar Online, LLC, a joint venture ("Radar"), to manage Radar Online, a website focusing on celebrity and entertainment news. Though the Company owns 50% of Radar and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Radar using the equity method. The operating results of Radar were insignificant to the Company’s consolidated financial statements for fiscal 2013, 2012 and 2011. The management fees receivable from Radar totaled $2.2 million as of March 31, 2013 and March 31, 2012. The management fees are fully reserved, due to Radar's inability to pay the management fees at this time, and revenue has not been recognized during fiscal 2013, 2012 and 2011 related to those management fees.

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

The LLC Member of Odyssey had a put right (the “Odyssey Put Option”) that could have been exercised at any time by delivering notice to the Company that it should promptly purchase all the LLC Member’s units. The Odyssey Put Option, which related to all of the membership interests in the limited liability company owned by the LLC Member, provided that the cash consideration to be paid for their interests be at a price equal to the LLC Member’s aggregate capital contribution less any distributions received. As of March 31, 2012, the Odyssey Put Option equaled $12.5 million and is reflected as "Redeemable noncontrolling interest" in the accompanying consolidated financial statements as of March 31, 2012.

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

Effective April 1, 2012, Odyssey was no longer deemed a variable interest entity. However, the Company continues to consolidate Odyssey based on the Company’s control of Odyssey and the right to receive 100% of the net income (loss) of Odyssey, the obligation to provide all required capital contributions to Odyssey and the obligation to purchase all of the LLC’s member interest in Odyssey. As such, as of April 1, 2012, the Company has accounted for the Membership Interest Purchase Agreement as a mandatorily redeemable financial instrument and the future obligation has been reflected as a liability as the Company has an unconditional obligation to pay a fixed amount, in cash, on specified dates.

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

In connection with the Conversion, the Company and the LLC Member entered into a preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”), wherein the Company will purchase the LLC Member’s shares of Series A Preferred Stock in Odyssey Corporation for approximately $7.2 million, payable on a quarterly basis through March 31, 2014. In accordance with the Preferred Stock Purchase Agreement, the Membership Interest Purchase Agreement and the limited liability company agreement, including any amendments thereto, were terminated. All other terms of the Preferred Stock Purchase Agreement are substantially the same as the Membership Interest Purchase Agreement. The Company has paid approximately $3.2 million and the remaining discounted obligation under the Preferred Stock Purchase Agreement is reflected as redeemable financial instrument in the accompanying consolidated balance sheet. The remaining undiscounted obligation of $4.0 million will be paid during fiscal 2014.

Zinczenko-AMI Ventures, LLC

In February 2013, the Company entered into a limited liability company agreement to form Zinczenko-AMI Ventures, LLC, a joint venture ("ZAM"), to create a book publishing division. ZAM will initially be capitalized by the Company and the other limited liability company member (the "ZAM LLC Member") and the Company and the ZAM LLC Member will receive an initial ownership interest of 51% and 49%, respectively, in ZAM. In accordance with the terms of the limited liability company agreement, the Company will be responsible for the day-to-day operations and management of ZAM.

The Company and the ZAM LLC Member anticipate ZAM will be capitalized in fiscal 2014 and operations will commence.

Redeemable Noncontrolling Interest

The following table reconciles equity attributable to the redeemable noncontrolling interests related to Olympia and Odyssey at March 31st (in thousands):

	2013	2012	2011
Balance, beginning of year	$15,620	$3,000	$3,000
Capital contribution	—	13,500	—
Capital distribution	(694)	(1,606)	(510)
Net income attributable to noncontrolling interests	694	726	510
Reduction in noncontrolling interest	(12,500)	—	—
Other	(120)	—	—
Balance, end of year	$3,000	$15,620	$3,000

The reduction in noncontrolling interests during fiscal 2013 of approximately $12.5 million represents the exercise of the Odyssey Put Option by the LLC Member of Odyssey.

Note 10 - Acquisitions

Soap Opera Digest

In July 2012, the Company acquired Soap Opera Digest magazine pursuant to a purchase agreement for one U.S. dollar plus the assumption of certain liabilities. The Company had previously been operating Soap Opera Digest magazine under a licensing agreement since April 2011, and the results of operations have been included in the consolidated financial statements since April 2011. The Company has accounted for this transaction using the acquisition method of accounting. The acquisition related expenses incurred during the second quarter of fiscal 2013 were not significant and are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed (in thousands):

Total acquisition price - cash paid	$0
Allocation of the acquisition price:
Identifiable intangible assets	1,649
Deferred revenue	(1,567)
Other assumed liabilities	(82)
Fair value of net assets acquired	$0

Identifiable intangible assets acquired consisted of an indefinite lived tradename. The acquisition of Soap Opera Digest magazine is not material to the Company's operations; therefore pro forma financial information has not been presented.

OK! Magazine

In June 2011, Odyssey acquired OK! magazine pursuant to a purchase agreement for $23.0 million. Since the Company consolidates the accounts of Odyssey, the acquisition of OK! by Odyssey is included in the accompanying consolidated financial statements and has been accounted for, by Odyssey, using the acquisition method of accounting. The acquisition related expenses incurred in the first quarter of fiscal 2012 were not significant and are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

The purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired net assets at the date of acquisition. The following table summarizes the aggregate purchase consideration paid and the assets acquired and liabilities assumed at the date of acquisition, (in thousands):

Total acquisition price - cash paid	$23,000
Allocation of the acquisition price:
Subscription accounts receivable, net	$259
Prepaid expenses and other current assets	735
Furniture, fixtures and equipment	42
Deferred rack costs, net	2,544
Identifiable intangible assets	18,618
Deferred revenue	(2,557)
Fair value of net assets acquired	19,641
Goodwill	3,359
$23,000

The Company expects to receive a deduction for income tax purposes for an amount equal to the recorded goodwill. The goodwill was allocated to the Company's Celebrity Brand's segment.

The results of operations of the acquisition have been included in the accompanying consolidated financial statements since June 22, 2011, the date of acquisition. For the fiscal year ended March 31, 2012, the reported revenue was $25.1 million and the operating loss was $232,000, which is included in the accompanying consolidated financial statements. For the fiscal year ended March 31, 2013, the reported revenue was $29.3 million and the operating income was $1.9 million, which is included in the accompanying consolidated financial statements.

Supplemental Pro Forma Data

The following unaudited pro forma information gives effect to the OK! acquisition that was completed in June 2011 as if it had occurred on April 1, 2010. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on April 1, 2010. Such information for fiscal 2012 and 2011 is based on historical financial information with respect to the acquisition and does not include operations or other changes which might have been effected by the Company.

(in thousands)	2012	2011
Operating revenues	$395,804	$443,266
Net income (loss)	$21,633	$(206)

Note 11 - Commitments and Contingencies

Litigation

On March 10, 2009, Anderson News, L.L.C. and Anderson Services, L.L.C., magazine wholesalers (collectively, “Anderson”), filed a lawsuit against American Media, Inc., DSI, and various magazine publishers, wholesalers and distributors in the Federal District Court for the Southern District of New York (the “Anderson Action”). Anderson's complaint alleged that the defendants violated Section 1 of the Sherman Act by engaging in a purported industry-wide conspiracy to boycott Anderson and drive it out of business. Plaintiffs also purported to assert claims for defamation, tortious interference with contract, and civil conspiracy. The complaint did not specify the amount of damages sought. On August 2, 2010, the District Court dismissed the action in its entirety with prejudice and without leave to replead and, on October 25, 2010, denied Anderson's motion for reconsideration of the dismissal decision. Anderson appealed the District Court's decisions.

On April 3, 2012, the Second Circuit issued a decision reversing the dismissal of the lawsuit and reinstating the antitrust and state law claims (except the defamation claim, which Anderson withdrew), and, on January 7, 2013, the United States Supreme Court declined to review the Second Circuit decision. Following the Second Circuit decision, the case has been proceeding in the District Court and the parties are engaged in discovery which is scheduled to be completed in November 2013.

Anderson is in chapter 11 bankruptcy proceedings in Delaware bankruptcy court. On June 10, 2010, American Media, Inc. filed a proof of claim in that proceeding for $5.6 million, but Anderson asserts that it has no assets to pay unsecured creditors like American Media, Inc. An independent court-appointed examiner has identified claims that Anderson could assert against Anderson insiders in excess of $340.0 million.

In an order of the Delaware bankruptcy court, entered on November 14, 2011, American Media, Inc. and four other creditors (collectively, the “Creditors”), which also are defendants in the Anderson Action, were granted the right to file lawsuits against Anderson insiders asserting Anderson's claims identified by the examiner. The Creditors' retention of counsel to pursue the claims on a contingency fee basis was also approved. On November 14, 2011, pursuant to this order, a complaint was filed against ten defendants. The bankruptcy court, however, has entered a stay of discovery pending conclusion of fact discovery in the Anderson Action.

While it is not possible to predict the outcome of the Anderson Action or to estimate the impact on American Media, Inc. and DSI of a final judgment against American Media, Inc. and DSI (if that were to occur), American Media, Inc. and DSI believe that the claims asserted by Anderson, in the Anderson Action, are meritless. American Media, Inc. and DSI have antitrust claim insurance that covers defense costs. American Media, Inc. and DSI have filed a claim for insurance coverage with regard to the Anderson Action and certain of their defense costs are being paid by the insurer, and, in the event of a settlement or a damages award by the Court, and subject to the applicable policy limits, they anticipate seeking reimbursement from the insurer for payment of such settlement or damages. American Media, Inc. and DSI will continue to vigorously defend the case.

In addition, because the focus of some of our publications often involves celebrities and controversial subjects, the risk of defamation or invasion of privacy litigation exists. Our experience indicates that the claims for damages made in celebrity lawsuits are usually inflated and such lawsuits are usually defensible and, in any event, any reasonably foreseeable material liability or settlement would likely be covered by insurance, subject to any applicable deductible. We also periodically evaluate and assess the risks and uncertainties associated with our pending litigation disregarding the existence of insurance that would cover liability for such litigation. At present, in the opinion of management, after consultation with outside legal counsel, the liability resulting from pending litigation, even if insurance was not available, is not expected to have a material effect on our consolidated financial statements.

Long-Term Agreements

The Company has several long-term agreements related to the printing, pre-press, fulfillment and transportation of publications. Based on current pricing and production levels, commitments under these agreements, with terms of more than one year at March 31, 2013, are estimated as follows (in thousands):

Fiscal Year	Printing	Pre-Press	Fulfillment	Transportation	Total
2014	$44,530	$2,252	$4,807	$4,710	$56,299
2015	45,408	2,277	3,137	—	50,822
2016	46,303	2,303	—	—	48,606
2017	47,277	1,713	—	—	48,990
2018	48,457	1,123	—	—	49,580
Thereafter	87,848	2,036	—	—	89,884
Total	$319,823	$11,704	$7,944	$4,710	$344,181

Operating Leases

During fiscal 2013, the Company leased offices, facilities and equipment under operating lease agreements. The leases for our offices and facilities expire between 2013 and 2022, and some of these leases are subject to our renewal. In December 2012, we moved our administrative offices for DSI out of our West Palm Beach, Florida facility and into our Boca Raton, Florida facilities.

Total rent expense charged to operations for all such leases was approximately $4.2 million, $4.5 million and $5.8 million for fiscal 2013, 2012 and 2011, respectively. Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

Following is a summary of the future minimum lease payments under operating leases, with terms of more than one year at March 31, 2013 (in thousands):

Fiscal Year
2014	$2,577
2015	2,309
2016	1,369
2017	2,541
2018	2,821
Thereafter	14,951
Total	$26,568
Other Agreements

The Company has several consulting agreements expiring in fiscal 2015 with unrelated third parties to assist with the marketing of its brands. These contracts are estimated to cost approximately $5.4 million over the remaining term.

Note 12 - Publishing Services and Licensing Agreements

Playboy

In November 2009, the Company entered into a publishing services agreement with Playboy Enterprises, Inc. (“Playboy”). In January 2010, pursuant to this agreement, the Company assumed responsibility for Playboy magazine's advertising sales and marketing, circulation and production management, newsstand distribution and back office financial services. Playboy compensates the Company for these services through fees and commissions for advertising sales on print and digital revenues, in addition to certain cost savings and subscription revenue incentives. The Playboy publishing services agreement contributed $3.6 million, $3.6 million and $4.6 million in revenues and $1.7 million, $1.6 million and $2.1 million of net income during fiscal 2013, 2012 and 2011, respectively.

Source Interlink Media

In April 2011, the Company entered into a licensing agreement with Source Interlink Media, LLC (“Source”). Pursuant to this agreement, the Company had the right to use certain trademarks, copyrights, and domain names of Soap Opera Digest, Soap Opera Weekly, Soap Opera Weekly Special Interest Publications and Pixie. During the fourth quarter of fiscal 2012, the Company discontinued the publication of Soap Opera Weekly and Pixie. Subsequently, in July 2012, the licensing agreement was terminated when the Company acquired Soap Opera Digest magazine. See Note 10, "Acquisitions" for further information regarding the acquisition.

In consideration for the licensing rights, the Company made payments to Source based on annual profit of these trademarks.

The Source licensing agreement contributed $2.7 million in revenues and $0.5 million of net income during fiscal 2013 through the date of acquisition of Soap Opera Digest magazine and $17.7 million in revenues and $1.4 million of net income during fiscal 2012. There was no impact of this agreement to the Company's consolidated financial statements for fiscal 2011.

Men's Fitness International Licensing

In September 2009, the Company received $0.2 million from a licensee (the “Former Licensee”) for the termination of its Men's Fitness license agreement in the United Kingdom and Ireland (the “Termination Agreement”).  Simultaneously with the Termination Agreement, the Former Licensee also paid the Company $0.6 million to purchase the trademarks, domain names and the exclusive and sub-licensable right to publish Men's Fitness in the United Kingdom and Ireland, which amount has been reflected as gain on sale of assets in fiscal 2010.

The Company entered into a separate agreement in September 2009 (the “Licensing Cooperation Agreement”) and received $2.0 million from the Former Licensee to publish licensed editions of Men's Fitness in five new countries.  During fiscal 2011, the Former Licensee signed a license agreement to publish Men's Fitness in Germany. Accordingly, the Company recognized $0.6 million of the $2.0 million revenue that was deferred. During fiscal 2012, the Licensing Cooperation Agreement was terminated; therefore, there were no additional services for the Company to perform. The remaining $1.4 million of deferred revenue was recognized as income and included in the consolidated financial statements as of March 31, 2012.

Note 13 - Business Segment Information

The Company has five reporting segments: Celebrity Brands, Women’s Active Lifestyle, Men’s Active Lifestyle, Publishing Services and Corporate and Other. The operating segments are based on each having the following characteristics: the operating segment engages in similar business activities from which it earns revenues and incurs expenses; the operating results are regularly reviewed by the chief operating decision maker (the "CODM") and there is discrete financial information. The Company does not aggregate any of its operating segments.

The Celebrity Brands segment includes National Enquirer, Star, OK!, Globe, National Examiner, Soap Opera Digest, and Country Weekly.

The Women’s Active Lifestyle segment includes Shape, Fit Pregnancy and Natural Health.

The Men’s Active Lifestyle segment includes Men’s Fitness, Muscle & Fitness, Flex and Muscle & Fitness Hers.

The Publishing Services segment includes services provided to publishing and non-publishing clients such as placement and monitoring of supermarket racks, marketing and merchandising or magazine and strategic management services for publishers, including back-office financial functions. Publishing Services also provides print and digital advertising sales and strategic management direction in the following areas: manufacturing, subscription circulation, logistics, event marketing and full back office financial functions.  Playboy is one of many publishers who have taken advantage of these additional services.

The Corporate and Other segment includes international licensing, photo syndication to third parties and corporate overhead. Corporate overhead expenses are not allocated to other segments and include production, circulation, executive staff, information technology, accounting, legal, human resources and administration department costs.

The Company’s accounting policies for the business segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." The foregoing information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation.

Segment information for fiscal 2013, 2012 and 2011 and the assets employed as of March 31, 2013 and 2012 are as follows:

	Fiscal years ended March 31,
(in thousands)	2013	2012	2011
Operating revenues
Celebrity Brands	$215,946	$233,885	$222,732
Women's Active Lifestyle Group	51,892	65,072	72,453
Men's Active Lifestyle Group	60,770	60,853	68,283
Publishing Services	26,343	28,969	32,790
Corporate and Other	924	5,343	9,158
Unallocated corporate (eliminations) (1)	(7,349)	(7,506)	(7,777)
Total operating revenues	$348,526	$386,616	$397,639

Operating (loss) income (2)
Celebrity Brands	$32,313	$73,479	$90,294
Women's Active Lifestyle Group	898	12,990	15,620
Men's Active Lifestyle Group	10,366	19,847	23,626
Publishing Services	4,414	3,555	7,176
Corporate and Other (3)	(48,066)	(43,554)	(42,689)
Total operating (loss) income	$(75)	$66,317	$94,027

Depreciation and amortization
Celebrity Brands	$3,182	$3,144	$2,686
Women's Active Lifestyle Group	359	171	—
Men's Active Lifestyle Group	370	145	38
Publishing Services	678	1,329	1,231
Corporate and Other	5,343	3,750	2,379
Total depreciation and amortization	$9,932	$8,539	$6,334

Impairment of goodwill and intangible assets
Celebrity Brands	$42,801	$—	$—
Women's Active Lifestyle Group	3,925	—	—
Men's Active Lifestyle Group	7,797	—	—
Total impairment of goodwill and intangible assets	$54,523	$—	$—

Amortization of deferred rack costs
Celebrity Brands	$8,037	$10,184	$6,866
Women's Active Lifestyle Group	273	353	464
Men's Active Lifestyle Group	30	24	44
Total amortization of deferred rack costs	$8,340	$10,561	$7,411

Total Assets	March 31, 2013	March 31, 2012
Celebrity Brands	$336,722	$395,215
Women's Active Lifestyle Group	70,956	76,192
Men's Active Lifestyle Group	113,539	115,788
Publishing Services	7,837	7,223
Corporate and Other (4)	48,397	57,230
Total assets	$577,451	$651,648

(1)	This amount represents revenues from intersegment transactions primarily with the Publishing Services segment.

(2)	Operating income (loss) includes the pre-tax non-cash impairment charge of $47.3 million and $7.2 million to reduce the carrying value of goodwill and tradenames, respectively, during fiscal 2013.

(3)
For fiscal 2013, 2012 and 2011, the Corporate and Other segment includes income tax (benefit) provision of $(6.0) million, $(17.5) million and $4.0 million, interest expense of $59.8 million, $58.4 million and $56.5 million and amortization of deferred debt costs of $1.4 million, $1.6 million and $3.2 million, respectively.

(4)	Amounts are primarily comprised of inventories, prepaid expenses, property and equipment, deferred debt costs and certain other assets.

Geographic Data

The Company operates principally in two geographic areas, the United States of America and Europe (primarily the United Kingdom). There were no significant transfers between geographic areas during the three years in the fiscal year ended March 31, 2013. The following tables present revenue by geographic area for fiscal 2013, 2012 and 2011 and the assets employed as of March 31, 2013 and 2012:

	Fiscal years ended March 31,
(in thousands)	2013	2012	2011
Operating revenues:
United States of America	$335,863	$372,804	$385,790
Europe	12,663	13,812	11,849
Total operating revenues	$348,526	$386,616	$397,639

(in thousands)	March 31, 2013	March 31, 2012
Assets:
United States of America	$568,733	$641,754
Europe	8,718	9,894
Total assets	$577,451	$651,648

Note 14 - Stock Based Compensation

In December 2010, as part of the 2010 Restructuring, the Company adopted a new equity incentive plan (the “Equity Incentive Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards and performance compensation awards to incentivize and retain directors, officers, employees, consultants and advisors.

Under the terms of the Equity Incentive Plan, the Compensation Committee of the Board of Directors administers the Equity Incentive Plan and has the authority to determine the recipients to whom awards will be made, the amount of the awards, the terms of the vesting and other terms as applicable.

The Company's previous equity incentive plans were terminated in accordance with the 2010 Restructuring, and all stock based compensation arrangements previously issued and outstanding were canceled.

Restricted Stock

In December 2010, the Compensation Committee was authorized to issue up to 1.1 million shares of the Company's common stock through the issuance of restricted stock awards. The shares of restricted stock will fully vest upon the earlier to occur of a change in control or an initial public offering, each as defined in the Equity Incentive Plan (a “Liquidity Event”). The holder of the restricted stock will be entitled to receive dividends, if and when declared by the Company, and exercise voting rights with respect to the common shares while the shares are restricted.

The shares under Mr. Pecker's restricted stock awards will vest immediately upon termination of employment by the Company “without cause,” including an election by the Company not to extend further the term of Mr. Pecker's employment, or a voluntary resignation with “good reason,” as such terms are defined in Mr. Pecker's employment agreement.

During fiscal 2011, the Compensation Committee granted all 1,111,111 restricted shares that were authorized to certain key officers, employees and directors. During fiscal 2012 and 2013, certain former employees forfeited 151,555 and 4,200 restricted shares, respectively, upon termination of their employment with the Company. The Compensation Committee granted 38,611 and 97,100 restricted shares to certain key officers, employees and directors during fiscal 2012 and 2013, respectively. The terms of the restricted stock granted in fiscal 2012 and 2013 are identical to the terms of the restricted stock granted in fiscal 2011.

As of March 31, 2013, there was a total of 1,091,067 shares outstanding in the form of restricted stock awards. In accordance with the Equity Incentive Plan, the Compensation Committee has available and is authorized to issue 20,044 shares in the form of restricted stock awards as of March 31, 2013.

The fair value of restricted stock was measured based upon the estimated fair value of the Company's common stock as of the date of grant. In accordance with FASB ASC 718, Compensation - Stock Compensation, the Company has not recognized stock based compensation expense for these shares of restricted stock, as the shares do not vest until a Liquidity Event occurs, the outcome of which is not considered probable.

Note 15 - Other Information

The Company incurred severance charges related to magazine closures, staff reorganizations and the implementation of certain management action plans for fiscal 2013, 2012 and 2011 of approximately $2.0 million, $2.9 million and $2.2 million, respectively. At March 31, 2013 and 2012, the Company had accrued severance charges of $0.7 million and $1.4 million, respectively.

Note 16 - Supplemental Condensed Consolidating Financial Information

The following tables present condensed consolidating financial statements of (a) the parent company, American Media, Inc., as issuer of the Senior Secured Notes, (b) on a combined basis, the subsidiary guarantors of the Senior Secured Notes, and (c) on a combined basis, the subsidiaries that are not guarantors of the Senior Secured Notes. Separate financial statements of the subsidiary guarantors are not presented because the parent company owns all outstanding voting stock of each of the subsidiary guarantors and the guarantee by each subsidiary guarantor is full and unconditional and joint and several. As a result and in accordance with Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company includes the following:

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2013
(in thousands)

ASSETS	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$683	$1,692	$—	$2,375
Trade receivables, net	—	41,169	1,916	—	43,085
Inventories	—	12,600	556	—	13,156
Prepaid expenses and other current assets	—	21,000	646	(5,487)	16,159
Total current assets	—	75,452	4,810	(5,487)	74,775
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,867	—	—	3,867
Furniture, fixtures and equipment	—	40,666	685	—	41,351
Less – accumulated depreciation	—	(25,418)	(532)	—	(25,950)
Total property and equipment, net	—	19,115	153	—	19,268
OTHER ASSETS:
Deferred debt costs, net	9,789	—	—	—	9,789
Deferred rack costs, net	—	6,604	—	—	6,604
Other long-term assets	—	1,631	—	—	1,631
Investment in subsidiaries	520,082	(242)	—	(519,840)	—
Total other assets	529,871	7,993	—	(519,840)	18,024
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	182,388	4,510	—	186,898
Other identified intangibles, net	—	272,486	6,000	—	278,486
Total goodwill and other identified intangible assets	—	454,874	10,510	—	465,384
TOTAL ASSETS	$529,871	$557,434	$15,473	$(525,327)	$577,451
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$17,261	$559	$—	$17,820
Accrued expenses and other liabilities	—	2,012	5,389	17,363	24,764
Accrued interest	16,823	—	—	—	16,823
Redeemable financial instruments	3,447	—	—	—	3,447
Deferred revenues	—	33,621	923	—	34,544
Total current liabilities	20,270	52,894	6,871	17,363	97,398
NON-CURRENT LIABILITIES:
Senior secured notes, net	469,889	—	—	—	469,889
Revolving credit facility	12,000	—	—	—	12,000
Other non-current liabilities	—	3,959	—	—	3,959
Deferred income taxes	—	91,823	(6)	(22,850)	68,967
Due (from) to affiliates	105,474	(109,607)	4,133	—	—
Total liabilities	607,633	39,069	10,998	(5,487)	652,213
Redeemable noncontrolling interest	—	—	3,000	—	3,000
STOCKHOLDER'S (DEFICIT) EQUITY:
Total stockholder's (deficit) equity	(77,762)	518,365	1,475	(519,840)	(77,762)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$529,871	$557,434	$15,473	$(525,327)	$577,451

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2012
(in thousands)

ASSETS	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,185	$2,041	$—	$5,226
Trade receivables, net	—	49,293	2,245	—	51,538
Inventories	—	16,527	506	—	17,033
Prepaid expenses and other current assets	—	24,287	848	(5,484)	19,651
Total current assets	—	93,292	5,640	(5,484)	93,448
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,991	—	—	3,991
Furniture, fixtures and equipment	—	36,012	613	—	36,625
Less – accumulated depreciation	—	(24,232)	(463)	—	(24,695)
Total property and equipment, net	—	15,771	150	—	15,921
OTHER ASSETS:
Deferred debt costs, net	11,222	—	—	—	11,222
Deferred rack costs, net	—	9,966	—	—	9,966
Other long-term assets	—	1,622	—	—	1,622
Investment in subsidiaries	535,305	(79)	—	(535,226)	—
Total other assets	546,527	11,509	—	(535,226)	22,810
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	229,734	4,510	—	234,244
Other identified intangibles, net	—	279,225	6,000	—	285,225
Total goodwill and other identified intangible assets	—	508,959	10,510	—	519,469
TOTAL ASSETS	$546,527	$629,531	$16,300	$(540,710)	$651,648
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$15,237	$923	$—	$16,160
Accrued expenses and other liabilities	—	13,610	5,776	10,153	29,539
Accrued interest	17,254	—	—	—	17,254
Deferred revenues	—	36,740	734	—	37,474
Total current liabilities	17,254	65,587	7,433	10,153	100,427
NON-CURRENT LIABILITIES:
Senior secured notes, net	469,889	—	—	—	469,889
Revolving credit facility	7,000	—	—	—	7,000
Other non-current liabilities	—	4,367	—	—	4,367
Deferred income taxes	—	91,408	(75)	(15,639)	75,694
Due (from) to affiliates	73,733	(77,987)	4,254	—	—
Total liabilities	567,876	83,375	11,612	(5,486)	657,377
Redeemable noncontrolling interest	—	12,620	3,000	—	15,620
STOCKHOLDER'S (DEFICIT) EQUITY:
Total stockholder's (deficit) equity	(21,349)	533,536	1,688	(535,224)	(21,349)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$546,527	$629,531	$16,300	$(540,710)	$651,648

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED MARCH 31, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$207,761	$4,959	$—	$212,720
Advertising	—	100,473	6,678	—	107,151
Other	—	23,799	4,856	—	28,655
Total operating revenues	—	332,033	16,493	—	348,526
OPERATING EXPENSES:
Editorial	—	39,248	1,602	—	40,850
Production	—	90,810	4,999	—	95,809
Distribution, circulation and other cost of sales	—	63,228	2,514	—	65,742
Selling, general and administrative	—	77,846	3,899	—	81,745
Depreciation and amortization	—	9,835	97	—	9,932
Impairment of goodwill and intangible assets	—	54,523	—	—	54,523
Total operating expenses	—	335,490	13,111	—	348,601
OPERATING (LOSS) INCOME	—	(3,457)	3,382	—	(75)
OTHER EXPENSES:
Interest expense	(59,744)	(35)	—	—	(59,779)
Amortization of deferred debt costs	(1,433)	—	—	—	(1,433)
Other income (expense), net	—	(251)	(1)	—	(252)
Total other expenses, net	(61,177)	(286)	(1)	—	(61,464)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN (LOSSES) EARNINGS OF CONSOLIDATED SUBSIDIARIES	(61,177)	(3,743)	3,381	—	(61,539)
(BENEFIT) PROVISION FOR INCOME TAXES	(22,909)	16,516	399	—	(5,994)
EQUITY IN (LOSSES) EARNINGS OF CONSOLIDATED SUBSIDIARIES	(17,971)	1,592	—	16,379	—
NET (LOSS) INCOME	(56,239)	(18,667)	2,982	16,379	(55,545)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(694)	—	(694)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$(56,239)	$(18,667)	$2,288	$16,379	$(56,239)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(56,239)	$(18,667)	$2,982	$16,379	$(55,545)
Foreign currency translation adjustment	—	—	(124)	—	(124)
Comprehensive (loss) income	(56,239)	(18,667)	2,858	16,379	(55,669)
Less: comprehensive income attributable to the noncontrolling interest	—	—	(694)	—	(694)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(56,239)	$(18,667)	$2,164	$16,379	$(56,363)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED MARCH 31, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$223,143	$5,540	$—	$228,683
Advertising	—	119,090	7,027	—	126,117
Other	—	27,100	4,716	—	31,816
Total operating revenues	—	369,333	17,283	—	386,616
OPERATING EXPENSES:
Editorial	—	41,350	1,658	—	43,008
Production	—	106,987	5,294	—	112,281
Distribution, circulation and other cost of sales	—	74,220	2,800	—	77,020
Selling, general and administrative	—	75,724	3,727	—	79,451
Depreciation and amortization	—	8,487	52	—	8,539
Impairment of goodwill and intangible assets	—	—	—	—	—
Total operating expenses	—	306,768	13,531	—	320,299
OPERATING INCOME	—	62,565	3,752	—	66,317
OTHER EXPENSES:
Interest expense	(58,437)	14	—	—	(58,423)
Amortization of deferred debt costs	(1,584)	—	—	—	(1,584)
Other expense, net	—	(1,525)	(1)	—	(1,526)
Total other expenses, net	(60,021)	(1,511)	(1)	—	(61,533)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN (LOSSES) EARNINGS OF CONSOLIDATED SUBSIDIARIES	(60,021)	61,054	3,751	—	4,784
(BENEFIT) PROVISION FOR INCOME TAXES	(44,770)	26,497	764	—	(17,509)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	36,818	1,781	—	(38,599)	—
NET INCOME	21,567	36,338	2,987	(38,599)	22,293
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	(120)	(606)	—	(726)
NET INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$21,567	$36,218	$2,381	$(38,599)	$21,567
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET INCOME	$21,567	$36,338	$2,987	$(38,599)	$22,293
Foreign currency translation adjustment	—	—	(38)	—	(38)
Comprehensive income	21,567	36,338	2,949	(38,599)	22,255
Less: comprehensive income attributable to the noncontrolling interest	—	(120)	(606)	—	(726)
COMPREHENSIVE INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$21,567	$36,218	$2,343	$(38,599)	$21,529

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$224,113	$4,581	$—	$228,694
Advertising	—	129,615	6,253	—	135,868
Other	—	28,826	4,251	—	33,077
Total operating revenues	—	382,554	15,085	—	397,639
OPERATING EXPENSES:
Editorial	—	41,794	1,118	—	42,912
Production	—	101,509	5,290	—	106,799
Distribution, circulation and other cost of sales	—	67,283	2,071	—	69,354
Selling, general and administrative	—	76,237	1,976	—	78,213
Depreciation and amortization	—	6,296	38	—	6,334
Total operating expenses	—	293,119	10,493	—	303,612
OPERATING INCOME	—	89,435	4,592	—	94,027
OTHER EXPENSES:
Interest expense	(56,676)	145	—	—	(56,531)
Amortization of deferred debt costs	(3,217)	—	—	—	(3,217)
Other income (expense), net	—	(1,100)	—	—	(1,100)
Total other expenses, net	(93,032)	(955)	—	—	(93,987)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(93,032)	88,480	4,592	—	40
(BENEFIT) PROVISION FOR INCOME TAXES	(38,906)	40,505	2,404	—	4,003
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	49,653	877	—	(50,530)	—
NET (LOSS) INCOME	(4,473)	48,852	2,188	(50,530)	(3,963)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(510)	—	(510)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(4,473)	$48,852	$1,678	$(50,530)	$(4,473)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(4,473)	$48,852	$2,188	$(50,530)	$(3,963)
Foreign currency translation adjustment	—	—	3	—	3
Comprehensive (loss) income	(4,473)	48,852	2,191	(50,530)	(3,960)
Less: comprehensive income attributable to the noncontrolling interest	—	—	(510)	—	(510)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(4,473)	$48,852	$1,681	$(50,530)	$(4,470)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(50,329)	$64,796	$955	$(310)	$15,112
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(9,566)	—	—	(9,566)
Purchase of intangible assets	—	(2,564)	—	—	(2,564)
Proceeds from sale of assets	—	100	—	—	100
Investment in Radar	—	(350)	—	—	(350)
Other	—	—	(300)	—	(300)
Net cash used in investing activities	—	(12,380)	(300)	—	(12,680)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	66,500	—	—	—	66,500
Repayment to revolving credit facility	(61,500)	—	—	—	(61,500)
Payments to noncontrolling interest holders of Olympia and Odyssey	(6,130)	—	(694)	—	(6,824)
Payments for redemption of Odyssey preferred stock	(3,192)	—	—	—	(3,192)
Due to (from) affiliates	54,651	(54,651)	—	—	—
Dividends paid to parent	—	—	(310)	310	—
Net cash provided by (used in) financing activities	50,329	(54,651)	(1,004)	310	(5,016)
Effect of exchange rate changes on cash	—	(267)	—	—	(267)
Net decrease in cash and cash equivalents	—	(2,502)	(349)	—	(2,851)
Cash and cash equivalents, beginning of period	—	3,185	2,041	—	5,226
Cash and cash equivalents, end of period	$—	$683	$1,692	$—	$2,375

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(60,713)	$81,053	$3,139	$(1,800)	$21,679
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(10,582)	—	—	(10,582)
Purchase of intangible assets	—	(954)	—	—	(954)
Proceeds from sale of assets	—	79	—	—	79
Investment in Radar	—	(1,100)	—	—	(1,100)
Acquisition of OK! Magazine	—	(23,000)	—	—	(23,000)
Other	—	—	(300)	—	(300)
Net cash used in investing activities	—	(35,557)	(300)	—	(35,857)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	53,500	—	—	—	53,500
Repayments to revolving credit facility	(46,500)	—	—	—	(46,500)
Senior secured notes redemption	(20,000)	—	—	—	(20,000)
Redemption premium payment	(600)	—	—	—	(600)
Proceeds in Odyssey from noncontrolling interest holders		13,500	—	—	13,500
Payments to noncontrolling interest holders of Odyssey	—	(500)	—	—	(500)
Payments to noncontrolling interest holders of Olympia	—	(500)	(606)	—	(1,106)
Due to (from) affiliates	74,313	(74,313)	—	—	—
Dividends paid to parent	—	—	(1,800)	1,800	—
Net cash provided by (used in) financing activities	60,713	(61,813)	(2,406)	1,800	(1,706)
Effect of exchange rate changes on cash	—	(175)	—	—	(175)
Net (decrease) increase in cash and cash equivalents	—	(16,492)	433	—	(16,059)
Cash and cash equivalents, beginning of period	—	19,677	1,608	—	21,285
Cash and cash equivalents, end of period	$—	$3,185	$2,041	$—	$5,226

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2011
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(33,788)	$75,357	$2,027	$(2,100)	$41,496
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(7,720)	—	—	(7,720)
Proceeds from sale of assets	—	88	—	—	88
Investment in Radar	—	(1,100)	—	—	(1,100)
Investment in Mr. Olympia, LLC	—	—	(300)	—	(300)
Net cash used in investing activities	—	(8,732)	(300)	—	(9,032)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	112,000	—	—	—	112,000
Repayments to revolving credit facility and term loan	(565,871)	—	—	—	(565,871)
Proceeds from issuance of senior secured notes	465,000	—	—	—	465,000
Redemption premium payment	(8,612)	—	—	—	(8,612)
Payment of deferred consent fees	(7,339)	—	—	—	(7,339)
Payment of debt costs	(13,154)	—	—	—	(13,154)
Due to (from) affiliates	51,764	(51,764)	—	—	—
Dividend paid to parent	—	—	(2,100)	2,100	—
Net cash provided by (used in) financing activities	33,788	(51,764)	(2,100)	2,100	(17,976)
Effect of exchange rate changes on cash	—	191	—	—	191
Net increase (decrease) in cash and cash equivalents	—	15,052	(373)	—	14,679
Cash and cash equivalents, beginning of period	—	4,625	1,981	—	6,606
Cash and cash equivalents, end of period	$—	$19,677	$1,608	$—	$21,285

Note 17 - Selected Quarterly Financial Data (Unaudited)

Fiscal Year Ended March 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$87,224	$89,886	$85,319	$86,097	$348,526
Operating income (loss)	$12,790	$13,053	$(42,238)	$16,320	$(75)
Net (loss) income	$(1,254)	$(1,962)	$(57,937)	$5,608	$(55,545)
Net (loss) income attributable to American Media, Inc. and subsidiaries	$(1,254)	$(2,743)	$(57,895)	$5,653	$(56,239)

Fiscal Year Ended March 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$93,194	$104,934	$87,776	$100,712	$386,616
Operating income	$14,942	$18,582	$11,507	$21,286	$66,317
Net (loss) income	$(742)	$2,519	$(2,933)	$23,449	$22,293
Net (loss) income attributable to American Media, Inc. and subsidiaries	$(742)	$2,468	$(2,489)	$22,330	$21,567

Third Quarter of Fiscal 2013 - results include a non-cash goodwill and tradename impairment charge related to certain reporting units of approximately $54.5 million.

Schedule II - Valuation and Qualifying Accounts

All other financial statements and schedules have been omitted because the information required to be submitted has been included in the consolidated financial statements and related notes included in Item 8 of the Annual Report on Form 10-K or because they are either not applicable or not required under the rules of Regulation S-X.

The table below summarizes the activity in the valuation accounts for the periods indicated (in thousands):

Description	Balance, Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions, Write-Offs, net	Balance, End of Period
Allowance for doubtful accounts:
Fiscal years ended March 31,
2013	$4,795	$2,774	$(313)	$(1,357)	$5,899
2012	4,295	392	727	(619)	4,795
2011	5,860	951	—	(2,516)	4,295
Reserve for valuation allowance on deferred tax asset:
Fiscal years ended March 31,
2013	$—	$—	$—	$—	$—
2012	17,682	(17,682)	—	—	—
2011	135,856	(118,174)	—	—	17,682
Allowance for excess and obsolete inventory:
Fiscal years ended March 31,
2013	$600	$—	$—	$(155)	$445
2012	575	25	—	—	600
2011	551	24	—	—	575

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports filed or furnished under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the fourth quarter of fiscal 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of May 31, 2013, together with their biographical summaries and business experience during the past five years and directorships of other public corporations during the past five years, are set forth below.

In connection with the 2010 Restructuring, we entered into a Stockholders' Agreement, which, among other things, provides for the Board of Directors of American Media, Inc. (the "Board") to be comprised of the chief executive officer of the Company and eight members designated pursuant to the designation rights in the Stockholders' Agreement. Accordingly, the Angelo Gordon stockholders designated Philip Maslowe and Gavin Baiera as directors, the Avenue stockholders designated Michael Elkins, David Licht, David Hughes and Andrew Russell as directors and the Capital Research stockholders designated Charles C. Koones and Susan Tolson as directors.

Name	Age	Position
David J. Pecker	61	Chairman, Director, President and Chief Executive Officer
Philip L. Maslowe	66	Director
Charles C. Koones	50	Director
Susan Tolson	51	Director
Michael Elkins	45	Director
David Licht	38	Director
David Hughes	50	Director
Gavin Baiera	37	Director
Andrew Russell	41	Director
Christopher Polimeni	47	Executive Vice President, Chief Financial Officer and Treasurer
Joseph Bilman	42	Executive Vice President and Chief Digital Officer
Kevin Hyson	63	Executive Vice President and Chief Marketing Officer
David Leckey	60	Executive Vice President, Consumer Marketing
John Swider	53	Executive Vice President, Operations of American Media, Inc.,
David Thompson	45	Senior Vice President and Chief Information Officer
Marc Fierman	52	Senior Vice President and Chief Accounting Officer
Eric S. Klee	42	Vice President, Secretary and General Counsel

David J. Pecker has been our Chairman, a Director, President and Chief Executive Officer since May 1999 and also serves on the Board's Compensation Committee. Prior to 1999, Mr. Pecker was president and chief executive officer of Hachette Filipacchi Magazines, Inc. He was appointed chief executive officer in 1992, after being named president of Hachette Magazines, Inc. in September 1991. Previously, since September 1990 Mr. Pecker had served as executive vice president, chief operating officer and chief financial officer for Hachette Magazines, Inc., formerly Diamandis Communications, Inc. Mr. Pecker has 30 years of publishing industry experience, having worked as the director of financial reporting at CBS, Inc. Magazine Group and as the vice president and controller of Diamandis Communications Inc. Mr. Pecker currently serves as a director of the Madison Square Boys and Girls Club of New York. Mr. Pecker was appointed to the board of trustees of Pace University in February 2009. Mr. Pecker received a B.B.A. degree from Pace University, received an honorary doctorate degree in commercial science from Pace University in 1998 and is the founder, past president and a current director of the Federal Drug Enforcement Foundation. Mr. Pecker was appointed as a director of American Media, Inc. due to his extensive experience in the publishing industry.

Philip L. Maslowe has served as a Director since January 2009. Mr. Maslowe is also the Chairperson of the Board's Audit Committee. Mr. Maslowe has served on the board of directors for NextMedia Group, Inc., an out-of-home media company that owns and operates radio properties throughout the United States, since May 2010. Mr. Maslowe has served on the board of directors and as chairperson of the audit committee for United Site Services, a national provider of portable restrooms, temporary fence, storage, erosion control and power sweeping, since January 2010. Mr. Maslowe has served on the board of directors, chairperson of the audit committee and member of the incentive plan committee for Delek US Holdings, Inc., a diversified energy business, since May 2006, and has served on the board of directors and as chairperson of the human resources committee and member of the audit committee of Northwestern Corporation, a publicly-traded provider of electricity and natural gas, since December 2004. From 2008 to 2009, Mr. Maslowe served as a member of the board of directors and as chairperson of the audit committee of Hilex Poly Co., LLC, a manufacturer of plastic bag and film products. From March 2006 to February 2007, Mr. Maslowe served on the board of managers and human resources committee of Gate Gourmet Group Holding, LLC, a privately-held airline catering company. From 2002 to 2004, Mr. Maslowe served as a member of the board of directors and audit committee as well as chairperson of the corporate governance committee of Mariner Health Care, Inc., a publicly-traded health care service provider, and served as chairman of the board of directors, chairman of the audit committee and chairman of the compensation committee of AMF Bowling Worldwide, Inc., an operator of bowling centers. From 2000 to 2001, Mr. Maslowe served as a director and member of the audit committee of Bruno's Supermarkets, Inc., a supermarket chain in Alabama, Georgia, Florida and Mississippi. From 1997 to 2002, Mr. Maslowe served as executive vice president and chief financial officer of The Wackenhut Corporation, a security, staffing and privatized prisons corporation. Mr. Maslowe received a B.B.A. degree from Loyola University of Chicago and received a Master of Management degree from Northwestern University and is a certified public accountant. Mr. Maslowe was appointed as a director of American Media, Inc. based on his directorship experience as well as his financial and accounting experience in the media industry. Mr. Maslowe is a 2011 National Association of Corporate Directors (“NACD”) Governance Fellow, which demonstrates his commitment to boardroom excellence by completing NACD's comprehensive program of study for corporate directors.

Charles C. Koones has served as a Director since May 2011 and also serves on the Board's Compensation Committee. Mr. Koones had previously served as a Director from January 2009 until his resignation in December 2010 in connection with our emergence from bankruptcy. Since November 2010, Mr. Koones has been the chief executive officer of Moon Tide Media, LLC and a principal of Rockmore Media, a Los Angeles-based media advisor. From 2000 to 2007, Mr. Koones was president of the Reed Business Entertainment Group (“RBI”) and the president and publisher of Variety magazine. In these roles, Mr. Koones oversaw the media assets of RBI, including Broadcasting & Cable, MutliChannel News, TWICE and Video Business magazines as well as leading marketing research firm, Marketcast. Mr. Koones currently serves as a member of the board of directors for TheWrap, Inc. (Los Angeles) and The New Visions Foundation (Los Angeles). Previously, Mr. Koones served on the board of ContentNext Media until its sale to Guardian News and Media in 2008. Mr. Koones received a B.A. degree from the University of Richmond. Mr. Koones was appointed as a director of American Media, Inc. based on his publishing and management experience in the publishing industry.

Susan Tolson has served as a Director since December 2010 and also serves on the Board's Audit Committee. From June 2010 to date, Ms. Tolson has been an active board member for several corporations and non-profit entities. From 1990 to July 2010, Ms. Tolson worked as an analyst and portfolio manager at Capital Research Company (Capital Research), a subsidiary of The Capital Group Companies, Inc., one of the world's largest investment management organizations. At Capital Research, she served as a senior vice president, specializing in the high yield bond market. Prior to joining Capital Research, Ms. Tolson spent two years with Aetna Investment Management Company, making private investments in media and entertainment companies. Ms. Tolson serves as board member and audit committee member of the American Cinémathèque, Trustee and member of the business affairs committee of The American University of Paris, board member of Groupe Lagardère, and chair of the investment committee of the American School of Paris. She also served as a board member of the Franco-American Fulbright Commission from 2010 to 2013. Ms. Tolson graduated cum laude from Smith College with a B.A. in economics and earned an M.B.A. degree from Harvard University Graduate School of Business Administration. Ms. Tolson was appointed as a director of American Media, Inc. based on her analytical and investment experience in the media and entertainment industries.
Michael Elkins has served as a Director since December 2010. Mr. Elkins is the Chairperson of the Board's Compensation Committee. Mr. Elkins currently serves as a consultant for the Avenue U.S. Funds. Mr. Elkins was previously a portfolio manager of the Avenue U.S. Funds, having joined Avenue in 2004. In his capacity as portfolio manager, Mr. Elkins was responsible for assisting with the direction of the investment activities of the Avenue U.S. strategy. Prior to joining Avenue, Mr. Elkins was a portfolio manager and trader with ABP Investments US, Inc. While at ABP, he was responsible for actively managing high yield investments using a total return-special situations overlay strategy. Prior to ABP, Mr. Elkins served as a portfolio manager and trader for UBK Asset Management, after joining the company as a high yield credit analyst. Previously, Mr. Elkins was also a credit analyst for both Oppenheimer & Co., Inc. and Smith Barney, Inc. Mr. Elkins serves on the board of directors of Magnachip Semiconductor Corporation, a designer and manufacturer of analog and mixed-signal semiconductor products, since November 2009, QCE Finance, LLC a restaurant franchise company, since January 2013, and Trump Entertainment Resorts, Inc., a gaming company, since February 2013. Mr. Elkins previously served on the board of directors of Vertis Communications, an advertising services company, Milacron LLC, a plastics-processing technologies and industrial fluids supplier, and Ion Media Networks, Inc., a broadcast television station group. Mr. Elkins serves or has served on the board of directors of each of these companies, all of which are privately-held companies, in connection with a reorganization or refinancing involving affiliates of Avenue, as a result of his past position and current association with Avenue. Mr. Elkins holds a B.A. degree from George Washington University and an M.B.A degree from Goizueta Business School at Emory University. Mr. Elkins was appointed as a director of American Media, Inc. based on his experience in managing high yield and distressed investments.

David Licht has served as a Director since December 2010 and also serves on the Board's Audit Committee. Mr. Licht is currently the executive chairman of the All American Poker Network, a joint venture between 888 Holdings PLC and Avenue Capital Group. The joint venture will launch and operate a comprehensive online gaming offering in the United States upon the adoption of applicable regulation allowing online gaming. Previously, Mr. Licht was a senior vice president at Avenue Capital, focused on distressed debt and undervalued securities of companies based in the United States. Prior to joining Avenue, Mr. Licht was a senior portfolio manager at ABP from 2001 to 2007 where he was responsible for managing and overseeing the firm's high-yield, distressed debt and bank debt portfolios. Prior to joining ABP in 2001, Mr. Licht was an associate at Donaldson, Lufkin & Jenrette Securities Corporation in its leveraged finance division from 1998 to 2001. Mr. Licht worked for Arthur Andersen LLP from 1996 to 1998 in the Financial Markets Group in the audit division. Mr. Licht currently serves on the board of directors of Trump Entertainment Resorts due to his affiliation with Avenue Capital. Mr. Licht received a B.B.A. degree from the University of Michigan's School of Business and is a certified public accountant. Mr. Licht was appointed as a director of American Media, Inc. based on his experience in managing high yield and distressed debt.

Gavin Baiera has served as a Director since December 2010 and also serves on the Board's Compensation Committee. Mr. Baiera joined Angelo Gordon in 2008 and is currently a managing director. In such capacity, Mr. Baiera is responsible for investing in distressed securities. Prior to joining Angelo Gordon, Mr. Baiera was the co-head of the strategic finance group at Morgan Stanley from 2006 to 2008, where he was responsible for the origination, underwriting and distribution of restructuring transactions. Prior to joining Morgan Stanley in 2005, Mr. Baiera was at General Electric Capital Corporation, concentrating on underwriting and investing in performing and distressed transactions from 2000 to 2005. Mr. Baiera began his career at General Electric Capital Corporation in 1998 as a part of its financial management program. Mr. Baiera currently serves on the board of directors of, and is a member of the compensation committee of, Travelport Limited. Mr. Baiera received a B.A. degree from Fairfield University and an M.B.A. degree from the University of Southern California. Mr. Baiera was appointed as a director of American Media, Inc. based on his experience in managing distressed securities and restructuring transactions.

Andrew Russell has served as a Director since August 2012 and also serves on the Board's Compensation Committee. In July 2011, Mr. Russell founded Trigger Media Group, a digital media venture capital firm, where he serves as Chief Executive Officer. Since 2003, Mr. Russell has served as partner of Pilot Group LLC, a principal investment firm specializing in early and late stage venture capital transactions in privately-owned companies, a number of which are digital media companies. From 1999 to 2003, he was a partner of East River Ventures LP, a venture capital firm specializing in investments in early stage companies within the information technology, business services and healthcare sectors. Mr. Russell also currently serves as a member of the Board of Directors of Bluefly and a number of private companies. Mr. Russell received a B.A. degree from Cornell University and a M.B.A. degree from Columbia Business School. Mr. Russell was appointed as a director of American Media, Inc. based on his many years of investment experience in digital companies and significant experience as a director on other company boards.

David Hughes has served as a Director since January 2013 and also serves on the Board's Audit Committee. Mr. Hughes joined Trump Entertainment Resorts as chief financial officer in November 2010. Mr. Hughes has 26 years of operational and financial experience with executive experience in the gaming and hospitality industry. Mr. Hughes previously served as corporate executive vice president and chief financial officer of MTR Gaming Group (“MTR”) since May 2008. From 2003 to 2008, Mr. Hughes served in various positions at MTR, including as corporate executive vice president strategic operations and chief operating officer of its flagship property in West Virginia. Mr. Hughes served as chief financial officer of Penn National Gaming's Charles Town Races & Slots property in Charles Town, West Virginia prior to joining MTR. Mr. Hughes also previously held operational and financial positions with major gaming companies throughout the United States, including Atlantic City, New Jersey, having served as senior vice president and chief financial officer of Sun International Resorts Hotel and Casino and in positions at Trump Plaza Hotel and Casino from 1988 to 1995. Mr. Hughes began his career in gaming in table game operations in 1984 at the Sands Hotel and Casino. Mr. Hughes is a member of the board of directors of The Richard Stockton College of New Jersey Foundation and serves as the chairman of the finance committee, a member of the executive and investment committees and treasurer. Mr. Hughes is a member of the board of trustees of the Shore Medical Center and serves on the finance committee. Mr. Hughes also serves on the board of directors of the Greater Atlantic City Chamber and the board of directors of St. Joseph Regional School in Somers Point, New Jersey. Mr. Hughes holds a B.S. degree in Business Administration and Accounting from Stockton State College and is a Certified Public Accountant (non-active). Mr. Hughes was appointed as a director of American Media, Inc. based on his significant operational and financial experience in the entertainment industry and as a director on other company boards.

Christopher Polimeni is Executive Vice President, Chief Financial Officer and Treasurer. Prior to being appointed Chief Financial Officer of the Company in March 2010, Mr. Polimeni served as Executive Vice President, Chief Accounting Officer and Treasurer from July 2009, Senior Vice President, Chief Accounting Officer and Treasurer from January 2009 and Senior Vice President of Finance and Treasurer of the Company from September 2008 and as Senior Vice President of Process Improvement from the time he joined the Company in February 2007 until September 2008. Prior to joining the Company, he formed his own consulting firm in 2003 and provided services in areas such as Securities and Exchange Commission reporting, mergers and acquisitions, internal control evaluations, reorganizations and technology strategic planning and implementation. From 1994 to 2003, Mr. Polimeni served as vice president of finance and corporate controller of GE Supply Logistics (formerly Questron Technology), a provider of inventory logistics management services. He practiced as a certified public accountant between 1987 and 1994. Mr. Polimeni received a B.B.A. degree in Accounting and Business Computer Information Systems from Hofstra University and passed the Certified Public Accountant exam in 1992.

Joseph Bilman has been our Executive Vice President and Chief Digital Officer since August 2012. Prior to joining the Company, Mr. Bilman was the Head of Product for Isis Mobile Commerce from January 2012 to August 2012. From February 2009 to December 2011, Mr. Bilman was the Chief Product Officer for Fox Mobile (which has been renamed Jesta Digital). Mr. Bilman was the Chief Product Officer of Thumbplay from March 2006 to February 2009. From August 2004 to March 2006, Mr. Bilman was a Vice President, Subscription Services at Rodale. Mr. Bilman served as a Director, New Product Development at Columbia House from August 2000 to August 2004. Mr. Bilman received a B.F.A. degree and a M.F.A. degree from the School of Visual Arts.

Kevin Hyson is Executive Vice President and Chief Marketing Officer. Mr. Hyson joined the Company in 1999 as a Senior Vice President and was promoted to Executive Vice President in 2001. Prior to joining the Company, Mr. Hyson was president of Hylen Sharp, a marketing firm whose clients included Hachette, JVC and Sony, based in Greenwich, Connecticut from 1990 to 1999.

David Leckey became Executive Vice President, Consumer Marketing in February 2006. From 2001 to 2006, Mr. Leckey was Senior Vice President, Consumer Marketing at Hachette Magazine, where he spent 28 years. Prior to that, he was at Hearst Publications from 1975 to 1977.  Mr. Leckey has served on the board of directors of the Audit Bureau of Circulations since 1988, where he is chairman of the magazine committee, which addresses issues confronting the media industry, especially those concerning circulation reporting and measurement standards. He was the 2002 recipient of the Lee C. Williams Lifetime Achievement Award by the Fulfillment Management Association. Mr. Leckey received a B.A. degree from Marietta College.

John Swider is the Executive Vice President of Operations of AMI and President and Chief Executive Officer of DSI. His current responsibilities include production, manufacturing, newsstand circulation, corporate library and archives, customer service and the minimag division. Prior to being appointed President and Chief Executive Officer of DSI in October 2010, Mr. Swider served as Executive Vice President, Operations, from November 1999 to October 2010; his responsibilities included production, manufacturing and oversight for the corporate library and archives and customer service. Prior to joining the Company in November 1999, Mr. Swider was an executive vice president for Globe Communications Corp., where he managed all aspects of its newsstand business. Mr. Swider received a B.A. degree from Wake Forest University.

Marc Fierman is Senior Vice President and Chief Accounting Officer of AMI and Chief Financial Officer of DSI. Prior to being appointed Chief Accounting Officer of the Company in January 2012, Mr. Fierman served as Senior Vice President of AMI and Chief Financial Officer of DSI since July 2011, when he joined the Company. Prior to joining the Company, Mr. Fierman served as Executive Vice President and Chief Financial Officer of Source Interlink Companies from November 2002 to January 2011 and Senior Vice President of Finance of Source Interlink Companies from January 1999 to November 2002. Source Interlink Companies is an integrated media, publishing, merchandising and logistics company. From 1997 to 1999, Mr. Fierman served as Chief Financial Officer and Treasurer of Brand Manufacturing Corp., and Mr. Fierman was an accounting professional between 1982 and 1997. Mr. Fierman received a B.S. degree in Accounting from Brooklyn College, City University of New York and passed the Certified Public Accountant exam in 1987.

David Thompson has been our Executive Vice President of Digital Media Operations since April 2012. Mr. Thompson has also been our Chief Information Officer since 2006. Mr. Thompson served in the information technology department of Globe Communications from 1993 and was promoted to Vice President of Information Technology in 1999. His current responsibilities include managing the Company's information technology department, overseeing digital tablet production and facilitating the Company's digital operations across the enterprise.

Eric S. Klee is Vice President, Secretary and General Counsel.  Prior to being appointed General Counsel in March 2013, Mr. Klee served as Vice President, Secretary and Deputy General Counsel since June 2012.  Prior to joining the Company, Mr. Klee was the Secretary and General Counsel of Prestige Brands Holdings from March 2010 through February 2012 and served as Associate General Counsel for Prestige Brands Holdings from April 2006 through March 2010.  Mr. Klee was an Associate at Kane Kessler, P.C. from July 2003 to April 2006. Mr. Klee also served as Assistant General Counsel of NBTY, Inc. from January 2002 to December 2002. From January 2000 to January 2002, Mr. Klee was an Associate at Kaye Scholer LLP.  From September 1997 to January 2000, Mr. Klee was an Associate at White & Case LLP. Mr. Klee received a B.A. degree from Tufts University and a J.D. from Syracuse University College of Law. Mr. Klee is licensed to practice law in the State of New York.

Corporate Governance

Our Board of Directors (the “Board”) and its committees are involved, on an ongoing basis, in the oversight of the risk management process as it relates to the business and operations of the Company. The Board believes that good corporate governance is critical to fulfilling the Company’s obligations to our stockholders. Our Board, as a whole, determines the appropriate level of risk for our Company and assesses the specific risks that we face and reviews management’s strategies for adequately mitigating and managing the identified risks. Although our Board administers this risk management oversight function, our Audit Committee and Compensation Committee support our Board in discharging its oversight duties and address risks inherent in their respective areas. We believe this division of responsibilities is an effective approach for addressing the risks we face.

Our Board has adopted a Code of Ethics and Corporate Conduct that applies to our principal executive officers and senior financial officers. Our Code of Ethics and Corporate Conduct, Statement of Corporate Governance and policy regarding Related Person Transactions are available on our website, http://www.americanmediainc.com, under “About Us,” and our Audit Committee Charter is available under "About Us," under "Board Committees," and all documents are otherwise available in print to any shareholder who requests them from our Corporate Secretary. Please direct all requests to: Corporate Secretary, American Media, Inc., 4 New York Plaza, 2nd Floor, New York, New York 10004.

Board Independence

Our Board consists of nine members. Since our securities are not listed on any national securities exchange, there are no exchange-based independence standards applicable to our Board. However, the Board reviewed the independence of its members based on the independence definition set forth in the NASDAQ Marketplace rules and determined that Messrs. Maslowe, Koones, Elkins, Licht, Russell and Hughes and Ms. Tolson would be deemed independent (the “Independent Directors”). Mr. Baiera would not be deemed independent, due to his association with Angelo Gordon. Mr. Pecker, who serves as our Chairman of the Board, President and Chief Executive Officer, would not qualify as independent. In making these determinations, the Board considered all relationships between us and each director and each director’s family members and other potential conflicts. Our Board has not appointed a lead independent director and believes this structure allows it the flexibility to select, on as needed basis, any of its independent directors to manage or supervise a project based on a specific director's background and experience and the subject matter for such project.

A number of our Independent Directors are currently serving or have served as members of senior management of other public companies and have served as directors of other public companies. We believe that the number of independent, experienced directors that make up our Board benefits our Company and our stockholders.

Board of Directors and Committees

Our Board held four meetings during fiscal 2013. All of the directors attended 75% or more of the aggregate number of meetings of our Board and the committees on which they served. The non-employee members of our Board also met in executive session without management present as part of each regular meeting.

Our corporate governance principles and charters describe how the Board should conduct its oversight responsibilities in protecting and representing our Company’s stockholders. Under these principles, our Board has established two standing committees which are the Audit Committee and the Compensation Committee. As our common stock is privately held subject to the terms of a Stockholders Agreement which requires that our Chief Executive Officer and the designees of certain of our stockholders shall comprise our Board, we do not believe that a standing Nominating Committee is needed for corporate governance purposes. Certain of the significant functions performed by the Audit Committee and the Compensation Committee, are as follows:

Audit Committee

The members of our audit committee, as appointed by the Board, are Messrs. Maslowe, Licht and Hughes and Ms. Tolson, with Mr. Maslowe serving as the Chairperson. Messrs. Maslowe, Licht and Hughes and Ms. Tolson are Independent Directors. The Board has determined that Mr. Maslowe meets the SEC criteria and definition of “audit committee financial expert” and has the requisite financial sophistication as defined under the applicable rules and regulations of the NASDAQ Marketplace.

The Audit Committee is responsible for assisting the Board in fulfilling its oversight responsibilities with respect to overseeing management’s maintenance of the reliability and integrity of our accounting policies and financial reporting and disclosure procedures; overseeing management’s establishment and maintenance of processes to assure that an adequate system of internal control is functioning; reviewing our annual and quarterly financial statements; appointing and evaluating the independent accountants and considering and approving any non-audit services proposed to be performed by the independent accountants; and discussing with management and our Board our policies with respect to risk assessment and risk management, as well as our significant financial risk exposures and the actions management has taken to limit, monitor or control such exposures, if any. Our Audit Committee has a charter, a copy of which is available at our website, http://www.americanmediainc.com, under "About Us," under "Board Committees."

The audit committee met seven times during fiscal 2013.

Compensation Committee

The members of our compensation committee, as appointed by the Board, are Messrs. Elkins, Baiera, Koones, Pecker and Russell, with Mr. Elkins serving as the Chairperson. Messrs. Elkins, Koones and Russell are Independent Directors.

The Compensation Committee is responsible for, among other things, reviewing management and employee compensation policies, plans and programs (including, assessing the impact thereof on any risk-taking behavior they may have on the Company's management); monitoring performance and compensation of our executive officers and other key employees; preparing recommendations and periodic reports to our Board concerning these matters; and administering our equity incentive plans. Our Compensation Committee does not have a charter.

The compensation committee met three times during fiscal 2013.

Communication with the Board

Stockholders and other interested parties may communicate with our Board and other non-management directors by sending written communications to the directors c/o our Corporate Secretary, 4 New York Plaza, New York, New York 10004.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis provides detailed information about compensation programs for our named executive officers (the Named Executive Officers). Our Named Executive Officers for 2013 were David Pecker, Chairman, President and Chief Executive Officer; Christopher Polimeni, Executive Vice President, Chief Financial Officer and Treasurer; Joseph Bilman, Executive Vice President and Chief Digital Officer, John Swider, Executive Vice Present of Operations and President and Chief Executive Officer of DSI and Kevin Hyson, Executive Vice President and Chief Marketing Officer.

Executive Summary

We have designed our executive compensation programs to support our overall performance goals. Our compensation programs are based on the principle of "pay for performance," which means the level of compensation received by executives should be closely tied to our corporate financial performance.

The Compensation Committee reviews our executive compensation programs on a regular basis and has structured the programs to consist of three principal components: base salary, annual cash bonus opportunities and long-term incentive compensation. We refer to these three components as "total direct compensation." We also provide to our officers, as part of a competitive compensation package, limited post-employment benefits and perquisites.

We have designed our compensation programs to attract, motivate, focus and retain employees with the skills required to achieve our performance goals, which are critical to our future success. Our program is designed to reflect each individual’s contribution to our corporate performance while striking an appropriate balance between short-term and longer-term corporate performance.

We consider the following principles and objectives when designing compensation programs for our executive officers and other employees:

•
Our programs are designed to provide a competitive compensation "opportunity" for our executives. We believe that our executives should be compensated well when our company performs well and that their total direct compensation should vary in relation to our corporate performance.

•	The more senior a person's position, the more his or her compensation should be "at risk," meaning dependent on our corporate performance.

•	Our compensation programs should support retention of our experienced executives and achievement of our leadership succession plans.

•	Our assessment of the competitive marketplace and the relative performance of other similar companies.

Overview of How our Executive Compensation is Determined

Our Compensation Committee regularly reviews the components of our executive compensation program and may make changes, from time to time, as deemed appropriate. These reviews may include general comparisons against general market survey data of other similar and comparable companies, including but not limited to:

•	Executive compensation policies and practices,

•	Competitive pay objectives,

•	Base salaries,

•	Annual bonus plans, including performance measures and performance targets,

•	Executives perquisites, and

•	Executive benefits and protection policies, including severance practices for officers and change in control compensation protection programs.

The Compensation Committee has the flexibility to establish annual performance measures and goals that are deemed appropriate to help achieve our business strategy, corporate performance and objectives. Individual performance, retention and internal pay equity have been the primary factors considered in any decision to adjust compensation materially. We do not apportion any particular percentage of an executive’s total compensation to base salary, annual bonus opportunities or long-term incentive compensation. Except for base salaries, all other components of the executives’ compensation are at risk. In allocating the various components of compensation, we refer to the terms of executives’ employment agreements, the Company’s compensation budget, the likelihood that annual bonus opportunity targets will be met, and the individuals’ equity holdings in the Company. Although we do not formally benchmark the compensation practices of other companies, we believe, based on generalized market survey data of other similar and comparable companies, that we provide competitive pay, taking into account total compensation, including salaries, annual bonus opportunities and long-term incentives. We do not use compensation consultants in setting compensation for our Named Executive Officers.

Determination of Our Chief Executive Officer’s Compensation

The Board formally reviews our Chief Executive Officer's performance annually. This review is based on our Chief Executive Officer's performance against specific objectives, which include the progress made by our company in implementing its business strategy and achieving its business objectives, both short-term and long-term. This review, which is reported in detail to the Compensation Committee, considers both quantitative and qualitative performance matters and is a key factor that the Compensation Committee uses in setting our Chief Executive Officer's compensation and respective components for the coming year. Specific business objectives and goals that were part of our Chief Executive Officer's performance review for 2013 included the financial performance of our company, progress towards achieving our company's long-term strategic objectives and the development of key leadership talent.

The Compensation Committee meets in executive session to determine the compensation of our Chief Executive Officer. Members of management do not make any recommendations regarding the compensation of our Chief Executive Officer. The Compensation Committee Chairperson presents the Compensation Committee's decisions on the compensation for our Chief Executive Officer to the Board for their information. Although the Chief Executive Officer is a member of our Compensation Committee, he does not attend the executive session when his compensation is discussed and determined.

Role of Our Officers in Settings Compensation for Others

Members of our senior management, including our Named Executive Officers, recommend compensation actions to our Chief Executive Officer for officers in the areas for which they are responsible, but not with respect to their own compensation. Taking these recommendations into consideration, our Chief Executive Officer then makes recommendations to our Compensation Committee regarding each officer. Our senior management and our Chief Executive Officer base these recommendations on assessments of individual performance and potential to assume greater responsibility. Our Chief Executive Officer discusses the recommendations and the performance of the officers with the Compensation Committee. The Compensation Committee reviews our Chief Executive Officer's recommendations, may make modifications based on a discussion of individual and corporate performance, and then makes the final decisions regarding each officer's targeted total compensation, and respective components, for the upcoming year. Our officer compensation review occurs annually at the April Compensation Committee meeting since this is the first Compensation Committee meeting after our prior year end and provides the earliest opportunity to review and assess individual and corporate performance for the previous year.

Compensation Program Components

Our executive compensation program consists of three principal components: base salary, annual cash bonus opportunities and long-term equity incentive compensation in the form of restricted stock awards. In total, these components are designed to link our pay for performance philosophy and provide competitive compensation programs.

We believe that this combination of compensation components provides an appropriate mix of fixed and variable compensation, balances short-term operational performance with long-term value and encourages recruitment and retention of highly qualified executives. All officers participate in each component of the executive compensation program but at different levels or percentages.

The Compensation Committee has not adopted specific allocations between cash and equity-based compensation, or between short-term and long-term compensation. The Compensation Committee believes that executive compensation should include compensation “at risk” of fluctuation and subject to attaining performance objectives and determines the amount to be “at risk” upon its periodic review of total direct compensation. Variable compensation or compensation “at risk,” such as our annual bonus opportunities, makes up a significant portion of executives’ total compensation.

Base Salary

Base salary is provided to compensate executives for services performed during the fiscal year and is fixed by the terms of the executive’s employment agreement or other employment arrangements. The Compensation Committee reviews base salary at the end of the term of each executive’s employment agreement in connection with the extension of an executive’s employment agreement.

The following Named Executive Officers’ base salaries increased on the following dates for the following reasons:

•
Mr. Pecker received an increase of $250,000 to bring his base salary to $1,750,000 per year, effective January 31, 2011, in connection with the extension of his employment agreement. The Compensation Committee approved the increase to Mr. Pecker’s base salary based on his prior performance and contribution to the Company.

•
Mr. Polimeni received an increase of $15,000 to bring his base salary to $350,000 per year, effective April 1, 2012, in connection with the extension of his employment agreement. Effective April 1, 2013, in connection with the extension of his employment agreement, Mr. Polimeni received an increase of $50,000 to bring his base salary to $400,000. The Compensation Committee approved the increases to Mr. Polimeni’s base salary based on his prior performance and contribution to the Company.

•
Mr. Swider received an increase of $75,000 to bring his base salary to $400,000 per year, effective April 1, 2011 and received another increase in base salary, effective April 1, 2012, of $25,000 to bring his base salary to $425,000 per year. These increases were in accordance with Mr. Swider’s employment agreement.

Annual Bonus

We design annual bonus opportunities for our executives to link executive pay to our annual financial performance and the individual executive’s job performance. Executives are eligible to receive either an annual discretionary bonus or an annual cash incentive payment.

The performance targets are set by the Compensation Committee at the beginning of the fiscal year. Performance targets are based on budgeted Adjusted EBITDA. We have selected Adjusted EBITDA as the primary performance measure under our annual bonus program because we believe it appropriately evaluates our operating performance compared to our operating plans. Adjusted EBITDA for compensation purposes is calculated using the definition in our 2010 Revolving Credit Facility. The Compensation Committee, in its discretion, may set alternative targets in any year for some of or all of the executives.

Annual Discretionary Bonus

The annual discretionary bonus gives the Company the flexibility to take into consideration the different quantitative and qualitative measures over the fiscal year in determining the eligible executive’s bonus. In determining discretionary bonus amounts, the Compensation Committee may consider a combination of factors, including Adjusted EBITDA and individual performance. The annual discretionary bonus is payable at the sole discretion of the Chief Executive Officer and the Compensation Committee.

Annual Cash Incentive Payment

The annual cash incentive payment creates an incentive for the eligible executive to meet certain financial and operating goals of the Company. In determining the cash incentive payment amount, the Compensation Committee may consider a combination of factors, including but not limited to Adjusted EBITDA, a business unit’s budgeted EBITDA, an implementation of a cost savings plans and other performance factors that may be deemed relevant.

Since the cash incentive payment is intended to reward an executive’s ability to meet or exceed performance goals, the attainment of the performance goals is uncertain at the time the goals are established. The Chief Executive Officer and the Compensation Committee may elect to pay the cash incentive payment even if targets are not achieved.

The following table reflects the range of eligible annual discretionary bonus and annual cash incentive payments that could have been earned, for each Named Executive Officer, pursuant to the terms of each Named Executive Officers’ employment agreement or arrangement and the amount of annual discretionary bonus paid for fiscal 2013 as determined at the sole discretion of the Chief Executive Officer (except with respect to his discretionary bonus) and the Compensation Committee:

	Annual Discretionary		Annual	Annual Cash Incentive			Annual
	Bonus Range		Discretionary	Bonus Range			Cash
	Minimum	Maximum	Bonus	Minimum	Target	Maximum	Incentive
David Pecker	$—	$875,000	$500,000	$—	$—	$—	$—
Christopher Polimeni	$—	$175,000	$100,000	$—	$—	$—	$—
Joseph Bilman (1)	$—	$—	$250,000	$—	$250,000	$250,000	$—
John Swider (2)	$—	$—	$93,750	$—	$125,000	$125,000	$—
Kevin Hyson	$—	$175,000	$100,000	$—	$—	$—	$—

(1) In fiscal 2013, Mr. Bilman was eligible to earn an annual cash incentive payment in the amount of $250,000 if the Adjusted EBITDA of the digital properties met or exceeded a specified target. In the beginning of fiscal 2013, the Board of Directors set the Adjusted EBITDA target for the digital properties at $4.5 million. If the digital properties Adjusted EBITDA was less than the target set by the Board of Directors, then Mr. Bilman would not be entitled to any annual cash incentive payment for fiscal 2013 and any bonus he would have received would have been awarded at the discretion of the Chief Executive Officer and the Compensation Committee. As the digital properties Adjusted EBITDA for fiscal 2013 was $1.3 million, the Chief Executive Officer and the Compensation Committee determined that Mr. Bilman did not earn the annual cash incentive payment and awarded Mr. Bilman a discretionary bonus of $250,000.

(2) In fiscal 2013, Mr. Swider was eligible to earn an annual cash incentive payment in the amount of $125,000 if the Adjusted EBITDA for DSI met or exceeded a specified target. In the beginning of fiscal 2013, the Board of Directors set the Adjusted EBITDA target for DSI at $4.1 million. If DSI’s Adjusted EBITDA was less than the target set by the Board of Directors, then Mr. Swider would not be entitled to any annual cash incentive payment for fiscal 2013 and any bonus he would have received would have been awarded at the discretion of the Chief Executive Officer and the Compensation Committee. As DSI’s Adjusted EBITDA for fiscal 2013 was $3.2 million, the Chief Executive Officer and the Compensation Committee determined that Mr. Swider did not earn the annual cash incentive payment and awarded Mr. Swider a discretionary bonus of $93,750.

Long-term equity incentive compensation

Stock based compensation in the form of restricted stock is designed to align the interests of executives with the interest of stockholders and as a retention tool to seek long-term growth.

The restriction on the stock awards granted will lapse on the earlier of a change in control or an initial public offering, referred to as a liquidity event. The purpose of this benefit is to provide an interest to the executive in certain proceeds of such a liquidity event, which will allow our executives to concentrate on taking actions that are in the best interests of our stockholders without regard to whether such action may ultimately have an adverse impact on their personal financial security and future.

The Compensation Committee granted 35,000 shares of restricted stock to Mr. Bilman during fiscal 2013. None of the Named Executive Officers other than Mr. Bilman received a grant of restricted stock during fiscal 2013.

Benefits and Perquisites

Our officers, including our Named Executive Officers, participate in a full range of health, welfare and life insurance benefits and are covered by the same plans as other exempt employees. Perquisites do not comprise a major component in our executive compensation program.

We provide support to our Chief Executive Officer for personal financial management services. Since this financial manager is familiar with our compensation program, our Chief Executive Officer’s financial management is enhanced, thereby providing a benefit to the Company and our Chief Executive Officer. The cost of this service was $110,737 in fiscal 2013, including the gross-up in taxes to make the Chief Executive Officer whole to the extent that taxes were imposed on the Chief Executive Officer in respect of such financial management benefit.

We may, from time to time, provide a housing allowance for an executive officer in instances where we have asked an executive to relocate. Mr. Hyson receives a $2,000 per month housing allowance.

Historically, we have not provided any other perquisites to our executives and we do not view perquisites or other personal benefits as a major component in our executive compensation program. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive in the performance of his or her duties, to make our executive officers more efficient and effective or for recruitment, motivation and retention purposes. Future practices with respect to perquisites or other personal benefits for our executive officers will be approved and subject to periodic review by the Compensation Committee. We do not expect these perquisites to be a material component of our compensation program.

Post-Employment Compensation and Change in Control Provisions

We do not have separate severance agreements with any of our Named Executive Officers, but each Named Executive Officers’ employment agreement or other employment arrangements contain provisions for paying severance under certain circumstances if employment is terminated, and certain of our plans provide for other benefits upon certain change in control events and terminations of employment, each as described in detail under “Potential Payments Upon Termination or Change in Control” set forth below. The Compensation Committee believes the change in control and termination benefits that we provide our Named Executive Officers are consistent with the Compensation Committee’s overall objectives and are similar to benefits offered to executives of comparable companies. The purpose of these benefits are to permit our key executive officers to concentrate on taking actions that are in the best interest of our stockholders without regard to whether such action may ultimately have an adverse impact on their job security and to enable them to provide objective advice on any potential change in control of our Company without undue concern regarding its potential impact on their personal financial security and future.

The Compensation Committee selected the triggering events for change in control and termination benefits for our Chief Executive Officer based on its judgment that these events would likely result in the job security distractions and retention concerns described above. Our change in control compensation protection arrangements require the occurrence of two events (a so-called “double trigger”) to trigger payments: (1) a “change in control,” and (2) termination “without cause” by the company or termination by the officer with “good reason” within one year of the change in control.

Upon the occurrence of both triggering events, certain benefits would be provided to the Chief Executive Officer. These benefits included a severance payment in the form of installment payments of base salary for a period of two years and continued benefits and outplacement services for a period of one year.
In addition to the severance provisions of our change in control compensation protection arrangements, there are provisions within our long-term equity compensation plans that provide for accelerated vesting of all outstanding shares of restricted stock upon a change in control without requiring termination of employment.

Due to the application of the “golden parachute” excise tax provision of Internal Revenue Code Section 4999, we have provided our Chief Executive Officer with a gross-up payment, if necessary, so that the executive will receive the same economic terms as if there were no excise tax. The effects of Section 4999 generally are unpredictable and can have different impacts, depending on the executive’s compensation history. As a result, the Compensation Committee has determined it is appropriate and consistent with competitive pay packages to pay the cost of the excise tax plus an amount needed to pay income taxes due on such additional payment up to $4.8 million for the Chief Executive Officer.

Deductibility of Executive Compensation/Internal Revenue Code Section 162(m)

Since we do not currently have a class of equity securities that is required to be registered under the Securities Exchange Act of 1934, as amended, we are not subject to Internal Revenue Code Section 162(m).

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee has five members: Mr. Elkins, who serves as the Chairperson and Messrs. Pecker, Koones, Baiera and Russell. Messrs. Elkins, Koones and Russell are Independent Directors. Mr. Pecker serves as the Chairman of the Board, President and Chief Executive Officer of the Company and Mr. Baiera is associated with Angelo Gordon and was not determined by the Board to be an Independent Director due to his affiliation with Angelo Gordon. Mr. Elkins has been determined to be an Independent Director, however Mr. Elkins has a consulting agreement with the Company to provide certain financial advisory services through Roxbury Advisory, LLC, a company controlled by Mr. Elkins, pursuant to a one year consulting agreement. Purchases of these services from Roxbury Advisory, LLC totaled $20,000 during fiscal 2013.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the preceding Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for fiscal 2013.

Respectfully submitted,

Michael Elkins, Chairperson
David J. Pecker
Charles C. Koones
Gavin Baiera
Andrew Russell

The foregoing section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filings of the Company under the Securities Act of 1934, as amended (the Exchange Act), or the Securities Act of 1933, as amended (the Securities Act), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Company Risk Assessment

Based on our assessment, we believe that our compensation and benefit programs have been appropriately designed to attract and retain talent and properly incentivize employees. Although our programs are generally designed to pay-for-performance and to provide incentive based compensation, the programs contain various mitigating factors to ensure our employees, including our Named Executive Officers, are not encouraged to take unnecessary risks in managing our business. These factors include:

•	the multiple elements of our compensation packages, including base salary, annual bonus programs and equity awards that vest only in certain limited circumstances;

•	the structure of our annual cash bonus program; and

•	oversight of programs by the committees of the Board, including the Compensation Committee.

Summary Compensation Table

The summary compensation table and supplemental tables on the following pages disclose compensation information for our Named Executive Officers during fiscal 2013, 2012 and 2011.

Name and Principal Position	Year	Salary	(1) Bonus	(2) Stock Awards	(3) Non-Equity Incentive Plan Compensation	(4) All Other Compensation	Total
David J. Pecker, Chairman, President and Chief Executive Officer	2013	$1,750,000	$500,000	$—	$—	$110,737	$2,360,737
	2012	$1,750,000	$175,000	$—	$—	$66,405	$1,991,405
	2011	$1,541,096	$1,225,000	$6,666,660	$518,000	$60,122	$10,010,878

Christopher Polimeni, Executive Vice President, Chief Financial Officer and Treasurer	2013	$350,000	$100,000	$—	$—	$—	$450,000
	2012	$335,000	$50,000	$—	$—	$—	$385,000
	2011	$335,000	$750,000	$1,333,332	$—	$—	$2,418,332

Joseph Bilman, Executive Vice President and Chief Digital Officer (5)	2013	$284,423	$250,000	$175,000	$—	$10,000	$719,423

John Swider, Executive Vice President, Operations	2013	$425,000	$93,750	$—	$—	$—	$518,750
	2012	$400,000	$—	$—	$225,000	$—	$625,000
	2011	$325,000	$175,000	$368,004	$—	$—	$868,004

Kevin Hyson, Executive Vice President and Chief Marketing Officer	2013	$325,000	$100,000	$—	$—	$22,868	$447,868
	2012	$325,000	$100,000	$19,932	$—	$12,000	$456,932
	2011	$325,000	$50,000	$502,668	$—	$12,000	$889,668

(1)
Represents annual discretionary bonus as determined in the sole discretion of the Chief Executive Officer and the Compensation Committee (except with respect to the Chief Executive Officer 's bonus which was determined solely by the Compensation Committee.

(2)
The stock awards column reports the aggregate grant date fair value of the restricted stock awards granted to Named Executive Officers. The aggregate grant date fair value is computed in accordance with Accounting Standards Codification Topic 718, disregarding estimates for forfeitures, and is based on the estimated fair value of American Media, Inc.'s common stock on the date of grant. See Note 14, “Stock Based Compensation” to our consolidated financial statements elsewhere in this Annual Report for assumptions made in valuing stock awards.

(3)
Represents annual cash incentive payments earned, which allowed participating individuals to earn a target bonus based on their position in the Company and the achievement of certain performance measures as discussed in the Compensation Discussion and Analysis section of this Item 11. Executive Compensation.

(4)
Amounts under the “All Other Compensation” column consist, as indicated in the following table, of Company payments of financial management services with respect to Mr. Pecker, with respect to Mr. Bilman a one-time incentive payment and with respect to Mr. Hyson, a housing allowance.

	Financial
	Management		Housing
Executive	Services		Allowance	Other
David J. Pecker - 2013	$95,994	(a)	$—	$14,743	(b)
David J. Pecker - 2012	$66,405	(a)	$—	$—
David J. Pecker - 2011	$52,998	(a)	$—	$7,124	(b)
Joseph Bilman - 2013	$—		$—	$10,000	(c)
Kevin Hyson - 2013	$—		$22,868	$—
Kevin Hyson -2012	$—		$12,000	$—
Kevin Hyson - 2011	$—		$12,000	$—

(a)
Includes $42,237, $26,905 and $22,998 of gross-up in taxes to make the Chief Executive Officer whole to the extent that taxes were imposed on the Chief Executive Officer in respect of such financial management benefit for fiscal year 2013, 2012 and 2011, respectively.

(b)
Represents reimbursement of country club dues and includes $6,243 and $3,452 of gross-up in taxes to make the Chief Executive Officer whole to the extent that taxes were imposed on the Chief Executive Officer in respect of such benefit for fiscal year 2013 and 2011, respectively.

(c)	Represents a one-time incentive payment made to Mr. Bilman when he joined the Company.

(5)	Mr. Bilman has served as Executive Vice President and Chief Digital Officer since August 2012.

Grant of Plan Based Awards Table

The following table supplements the disclosures set forth in columns titled Stock Awards and Non-Equity Incentive Plan Compensation of the Summary Compensation Table and reports stock awards granted to Named Executive Officers in fiscal 2013 under the American Media, Inc. Equity Incentive Plan (the "Equity Incentive Plan") and cash incentive plan awards to Named Executive Officers in fiscal 2013:

2013 Grants of Plan-Based Awards
		Estimated future payouts under non-equity incentive plan awards (1)			All other stock awards: Number of shares of stock or units (#)	Grant date fair value of stock and option awards ($) (2)
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)
David Pecker	—	$—	$—	$—	—	$—
Christopher Polimeni	—	$—	$—	$—	—	$—
Joseph Bilman	8/1/2012	$250,000	$250,000	$250,000	35,000	$175,000
John Swider	2/13/2012	$125,000	$125,000	$125,000	—	$—
Kevin Hyson	—	$—	$—	$—	—	$—

(1) Payments are made pursuant to the terms set forth in the Named Executive Officer’s employment agreement or other employment arrangements. Targets, where applicable, are set by the Compensation Committee at the beginning of the fiscal year. As discussed under the Compensation Program Components, Annual Cash Incentive Payments section of the Compensation Discussion and Analysis, there were no payouts under the non-equity incentive plan award granted to Messrs. Bilman and Swider, as their respective targets were not met.

(2) The restricted stock award listed in this column was granted under the Equity Incentive Plan. These shares vest only upon a liquidity event. There is a requirement for the executive to be employed on the date of a liquidity event. A “Liquidity Event” is defined in the applicable restricted stock agreement as the earlier to occur of a change in control or an initial public offering. The grant date fair value of the shares is deemed to be $5.00 per share for this table, taking into consideration the absence of a public market for the shares. The aggregate grant date fair value is computed in accordance with Accounting Standards Codification Topic 718, disregarding estimates for forfeitures, and is based on the estimated fair value of American Media, Inc.'s common stock on the date of grant. See Note 14, “Stock Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report for assumptions made in valuing stock awards.

Each Named Executive Officer was paid his base salary pursuant to his employment agreement or other employment arrangements. The employment agreements and arrangements for the Named Executive Officers also provide for discretionary bonuses, if any, to be paid at the discretion of the Chief Executive Officer and the Compensation Committee. In fiscal 2011, 2012 and 2013, the Compensation Committee exercised its discretion and paid bonuses to the Named Executive Officers. Mr. Pecker also received a cash incentive payment for fiscal 2011 for achieving budgeted EBITDA.

In connection with the bankruptcy proceeding and related financial restructuring completed in fiscal 2011, each of the Named Executive Officers received grants of restricted common stock that will vest upon the Company’s consummating an initial public offering of the Company’s common stock or a change in control of the Company. The restricted stock grants in fiscal 2011 were made to reward the Named Executive Officers for their efforts in completing the bankruptcy proceeding and financial restructuring and ensuring that their interests were aligned with the interests of the Company’s stockholders after giving effect to such restructuring. Mr. Bilman and Mr. Hyson also received grants of restricted common stock with the same vesting provisions in fiscal 2013 and 2012, respectively.

Pursuant to his employment agreement with the Company, during fiscal 2011, 2012 and 2013, the Company paid for certain financial management services to be provided to Mr. Pecker, together with a supplemental gross-up payment to cover Mr. Pecker’s income tax owed for such financial management services fees. During fiscal 2013, Mr. Bilman received a one-time incentive payment upon joining the Company and during fiscal 2011, 2012 and 2013, Mr. Hyson received a monthly housing allowance from the Company to subsidize a residence near the New York office.

Outstanding Equity Awards at 2013 Fiscal Year End

The following table is intended to supplement and enhance the understanding of equity compensation that has been previously awarded and remains outstanding:

	Outstanding Equity Awards at Fiscal Year-End
	Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)
David J. Pecker	555,555	$2,777,775
Christopher Polimeni	111,111	$555,555
Joseph Bilman	35,000	$175,000
John Swider	30,667	$153,335
Kevin Hyson	43,550	$217,750

(1) The Company’s common stock is not publicly traded. The “market value” of the Company’s stock at the end of fiscal 2013 is deemed to be $5.00 per share for this table, taking into consideration the absence of a public market for the shares. The shares in this column are restricted shares awarded under the Equity Incentive Plan.

Potential Payments upon Termination or Change in Control

Our Named Executive Officers are entitled to certain payments and benefits under their employment agreements or arrangements upon certain qualifying terminations of employment and a change in control, as described below. As discussed above under “Compensation Discussion and Analysis,” we believe that severance and change in control provisions are important components of our Named Executive Officers’ compensation packages because these provisions allow our key executive officers to concentrate on taking actions that are in the best interests of our stockholders without regard to whether such action may ultimately have an adverse impact on their job security and to enable them to provide objective advice on any potential change in control of our Company without undue concern regarding its potential impact on their personal financial security and future. Our Named Executive Officers’ right to receive the severance payments described below is subject to their execution and delivery of an effective general release of claims in favor of the Company.

Under our current arrangements, there are no severance payments, benefit payments or acceleration of vesting in shares of restricted stock that would be provided in the event of resignation without good reason, termination for cause, retirement, death or disability.

If the Company experiences a “Liquidity Event” (as defined in the Equity Incentive Plan), the Named Executive Officers will be entitled to accelerated vesting of all outstanding shares of restricted stock held by the Named Executive Officer on such date, without requiring termination of employment.

David Pecker

Termination, No Change in Control. If Mr. Pecker’s employment is terminated by the Company “without cause” or by the executive for “good reason,” in any case, outside the context of a change in control (as defined in Mr. Pecker's employment agreement), then, in addition to payments of accrued compensation (including any earned but unpaid bonus) and benefits through the date of termination, the executive will be entitled to receive the following:

•
installment payments of executive's annual base salary then in effect over the later of the twelve month period following the termination of employment or the scheduled expiration of the executive’s employment agreement;

•
continued health, life insurance and disability benefits over the later of the twelve month period following the termination of employment or the scheduled expiration of the executive’s employment agreement

•	immediate vesting of all shares of restricted common stock granted under the Equity Incentive Plan; and

•	outplacement services for a period of twelve months.

Change in Control and Qualifying Termination. If Mr. Pecker’s employment is terminated by the Company “without cause” or by the executive for “good reason,” in any case, within one year following a change in control (as defined in Mr. Pecker’s employment agreement) of the Company, then in addition to payments of accrued compensation (including any earned but unpaid bonus) and benefits through the date of termination (and in lieu of the severance described above), the executive will be entitled to receive the following:

•	installment payments of executives annual base salary then in effect for a period of two years;

•	continued health, life insurance and disability benefits for a period of one year;

•	immediate vesting of all shares of restricted common stock granted under the Equity Incentive Plan;

•	outplacement services for a period of twelve months; and

•	a lump sum gross-up payment to reimburse the executive for any excise tax imposed as a result of any payments made in connection with such change in control, up to $4.8 million.

Christopher Polimeni

If Mr. Polimeni’s employment is terminated by the Company “without cause,” then, in addition to payments of accrued compensation (including any earned but unpaid bonus) and benefits through the date of termination, the executive will be entitled to receive the following:

•	severance payment equal to the executive’s annual base salary then in effect payable in installments over a period of twelve months following his termination of employment.

Joseph Bilman

If Mr. Bilman’s employment is terminated by the Company “without cause,” then, in addition to payments of accrued compensation (including any earned but unpaid bonus) and benefits through the date of termination, the executive will be entitled to receive the following:

•	severance payment equal to the executive’s annual base salary then in effect payable in installments over a period of nine months following his termination of employment.

John Swider

If Mr. Swider's employment is terminated by the Company "without cause," then the executive will be entitled to the payments of accrued compensation (including any earned but unpaid bonus) and benefits through the date of termination.

Kevin Hyson

If Mr. Hyson’s employment is terminated by the Company “without cause” then, in addition to payments of accrued compensation (including any earned but unpaid bonus) and benefits through the date of termination, the executive will be entitled to receive the following:

•	severance payment equal to one half of the executive’s annual base salary then in effect payable in installments over a period of six months following his termination of employment.

Summary of Potential Payments

The following table summarizes the payments that would be made to our Named Executive Officers upon the occurrence of certain qualifying terminations of employment, including in connection with a change in control, assuming that each Named Executive Officer’s termination of employment with the Company occurred on March 31, 2013 and, where relevant, that a change in control of the Company occurred on March 31, 2013.

Amounts shown in the table below do not include (i) accrued but unpaid salary through the date of termination and (ii) other benefits earned or accrued by the Named Executive Officer during his employment that are available to all salaried employees.

Name	Benefit			Termination By Company Without Cause	Termination By Named Executive Officer With Good Reason	Change in Control
David J. Pecker	Severance		(1)	$1,750,000	$1,750,000	$3,500,000
	Unvested Restricted Stock	*	(2)	$2,777,775	$2,777,775	$2,777,775
	Benefit values		(3)	$14,196	$14,196	$14,196
	Outplacement services		(4)	$30,000	$30,000	$30,000
	Excise gross up		(5)	$—	$—	$863,213
	Total			$4,571,971	$4,571,971	$7,185,184

Christopher Polimeni	Severance		(1)	$350,000	$—	$350,000
	Unvested Restricted Stock	*	(2)	$—	$—	$555,555
	Total			$350,000	$—	$905,555

Joseph Bilman	Severance		(1)	$318,750	$—	$318,750
	Unvested Restricted Stock	*	(2)	$—	$—	$175,000
	Total			$318,750	$—	$493,750

John Swider	Severance		(6)	$—	$—	$—
	Unvested Restricted Stock	*	(2)	$—	$—	$153,335
	Total			$—	$—	$153,335

Kevin Hyson	Severance		(1)	$162,500	$—	$162,500
	Unvested Restricted Stock	*	(2)	$—	$—	$217,750
	Total			$162,500	$—	$380,250

*	These payouts would occur upon a change in control, without requiring termination of employment.
(1)	Represents continuation of salary payments for the payout period provided under each Named Executive Officer's employment agreement or arrangement.
(2)
Represents the aggregate value of the executive's unvested restricted stock that would have vested on an accelerated basis, determined by multiplying the number of accelerating shares by the assumed fair market value of our common stock of $5.00 per share on March 31, 2013.

(3)
Represents the estimated value associated with the continuation of health, life insurance and disability benefits for the payout period provided under Mr. Pecker’s employment agreement, based on cost to provide such coverage as of March 31, 2013.

(4)
Represents the estimated value associated with providing outplacement services for the payout period provided under Mr. Pecker’s employment agreement based on our estimate of the costs as of March 31, 2013 to provide such benefit.

(5)
Represents the additional tax-gross up payments to compensate for excise taxes imposed by Section 4999 of the Internal Revenue Code on the benefits provided. The assumptions used to calculate the excise tax gross-up include the following: an excise tax rate of 20%, a federal tax rate of 35%, New York state tax rate of 8.82% and a Medicare tax rate of 1.45%.

(6)	Mr. Swider is not entitled to receive severance benefits.

Employment Agreements or Arrangements

Certain terms used in the following paragraphs, such as termination without cause and change in control, are defined and discussed further in the section titled Potential Payments Upon Termination or Change in Control above. We have entered into employment agreements or arrangements with our Named Executive Officers. Our Named Executive Officer’s employment agreements also contain certain confidentiality and non-compete and non-solicitation provisions as well as other provisions that are customary for an executive employment agreement.

Mr. Pecker

In March 2009, the Company entered into an employment agreement with Mr. Pecker, pursuant to which Mr. Pecker serves as its Chairman, President and Chief Executive Officer. The initial term of the agreement was for two years, with an annual base salary of $1,500,000. After the initial term, the agreement was amended to, among other things, extend the terms of Mr. Pecker’s employment through March 31, 2013 and increase the annual base salary from $1,500,000 to $1,750,000. Mr. Pecker’s agreement, will automatically renew for an unlimited number of one year periods (the “Subsequent Term”), unless either party provides 60 days prior written notice before the beginning of the Subsequent Term. Mr. Pecker's agreement has renewed and his employment will continue through March 31, 2014. Mr. Pecker may from time to time be eligible to earn an annual discretionary bonus up to 50% of his base salary at the discretion of the Compensation Committee.

Mr. Pecker is entitled to participate in all employee benefits and incentive compensation plans offered by the Company. In addition, Mr. Pecker may receive reimbursement for certain expenses, including but not limited to travel and travel related expenses, financial management services, certain membership fees and a “tax gross-up” payment for such items, if necessary.

In the event Mr. Pecker is terminated by the Company without cause or Mr. Pecker resigns for good reason, and if Mr. Pecker executes and delivers a release to the Company, he will be entitled to receive severance in the form of installment payments of his base salary plus continued benefits for a period of one year and all restricted stock previously granted to him under the Company’s equity incentive plans will vest immediately. In addition, Mr. Pecker is entitled to receive outplacement services for a period of one year.

If within 12 months after a change in control event Mr. Pecker is terminated by the Company without cause or he resigns for good reason, and if Mr. Pecker executes and delivers a release to the Company, he will be entitled to receive severance in the form of installment payments of his base salary for a period of two years. In addition, Mr. Pecker is entitled to continued benefits and outplacement services for a period of one year. Lastly, Mr. Pecker may receive a gross-up payment from the Company under certain circumstances, up to a maximum of $4.8 million.

In the event Mr. Pecker’s employment terminates for any other reason, he is not entitled to receive any severance under the terms of his employment agreement.

Mr. Polimeni

In March 2010, the Company entered into an employment agreement with Mr. Polimeni, pursuant to which Mr. Polimeni serves as its Executive Vice President, Chief Financial Officer and Treasurer of the Company. In March 2012, the employment agreement was amended, to among other things, extend the term of Mr. Polimeni’s employment through March 31, 2013 and increase the annual salary from $335,000 to $350,000, effective April 1, 2012. As of January 2013, the employment agreement was amended to, among other things, extend the terms of Mr. Polimeni's employment through March 31, 2014 and increase the annual salary from $350,000 to $400,000, effective April 1, 2013. Mr. Polimeni is eligible to earn an annual discretionary bonus up to $175,000 at the discretion of the Chief Executive Officer and the Compensation Committee. In addition, Mr. Polimeni is entitled to participate in all employee benefits and incentive compensation plans offered by the Company.

In the event Mr. Polimeni is terminated by the Company without cause, and if Mr. Polimeni executes and delivers a release to the Company, he will be entitled to receive severance in the form of installment payments of his base salary for a period of one year. In the event Mr. Polimeni’s employment terminates for any other reason, he is not entitled to receive any severance under the terms of his employment agreement.

Mr. Bilman

In June 2012, the Company entered into an employment arrangement with Mr. Bilman, pursuant to which Mr. Bilman serves as its Executive Vice President and Chief Digital Officer. Mr. Bilman's annual base salary is $425,000. Mr. Bilman is eligible to earn an annual cash incentive payment of $375,000 based on the financial results of the digital properties as measured by EBITDA, as approved by the Board. For fiscal 2013, the annual cash incentive was subject to proration based on Mr. Bilman's date of hire. In addition, Mr. Bilman is entitled to participate in all employee benefits and incentive compensation plans offered by the Company.

In the event Mr. Bilman is terminated by the Company without cause, and if Mr. Bilman executes and delivers a release to the Company, he will be entitled to receive severance in the form of nine months of base salary payable in 18 equal bi-weekly installment payments. In the event Mr. Bilman's employment terminates for any other reason, he is not entitled to receive any severance under the terms of his employment agreement.

Mr. Swider

In October 2004, the Company entered into an employment agreement with Mr. Swider, pursuant to which Mr. Swider serves as its Executive Vice President, Operations of AMI and President and Chief Executive Officer of DSI. In September 2010, the employment agreement was amended to, among other things, extend the term of Mr. Swider's employment through March 31, 2013. Mr. Swider's salary under the agreement was $325,000 for fiscal 2011; $400,000 for fiscal 2012 and $425,000 for fiscal 2013. Mr. Swider is eligible to earn an annual cash incentive payment based on the financial results of DSI as measured by Adjusted EBITDA and the cost savings action plan, both as approved by the Board. Mr. Swider earned a cash incentive payment in the amount of $225,000 for fiscal 2012. Effective April 1, 2013, Mr. Swider is an employee at will and not subject to an employment agreement.

Mr. Hyson

In November 2004, the Company entered into an employment agreement with Mr. Hyson, pursuant to which Mr. Hyson serves as its Executive Vice President and Chief Marketing Officer. Mr. Hyson’s annual base salary is $325,000. In January 2012, the employment agreement was amended to extend the term of Mr. Hyson’s employment through March 31, 2013. As of January 2013, the employment agreement was amended to, among other things, extend the terms of Mr. Hyson's employment through March 31, 2104. Mr. Hyson is eligible to earn an annual discretionary bonus up to $175,000 at the discretion of the Chief Executive Officer and the Compensation Committee. In addition, Mr. Hyson is entitled to participate in all employee benefits and incentive compensation plans offered by the Company.

In the event Mr. Hyson is terminated by the Company without cause, and if Mr. Hyson executes and delivers a release to the Company, he will be entitled to receive severance in the form of six months of base salary payable in 12 equal bi-weekly installment payments. . In the event Mr. Hyson’s employment terminates for any other reason, he is not entitled to receive any severance under the terms of his employment agreement.

Fiscal Year 2013 Director Compensation

During fiscal 2013, each Independent Director was paid $65,000, in cash, as the annual Board retainer fee and reimbursed for travel expenses to attend Board and Committee meetings. Directors who also serve as a Committee Chairperson were paid, in cash, an annual committee service retainer of $10,000 for the Audit Committee and $7,500 for the Compensation Committee. Upon certain terminations of the service of certain independent Directors from the Board, such Directors shall be entitled to receive a lump-sum cash payment equal to $35,000 for each year or each partial year such Director served on the Board. Each Independent Director is eligible to receive 2,800 shares of restricted stock under the Equity Incentive Plan. These shares will vest upon the occurrence of a Liquidity Event.

The following table sets forth information regarding compensation paid to Directors during fiscal 2013. Mr. Pecker did not receive any compensation for his service as a Director. In addition, the Directors who were affiliated with Angelo Gordon and Avenue Capital did not receive compensation for serving on the Board.

DIRECTOR COMPENSATION
	(1)	(2)
	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation		Total
Name	($)	($)	($)		($)
David J. Pecker	$—	$—	$—		$—
Philip L. Maslowe	$75,000	$—	$—		$75,000
Charles C. Koones	$65,000	$—	$—		$65,000
Susan Tolson	$65,000	$—	$—		$65,000
Michael Elkins (3)	$18,125	$14,000	$20,000	(4)	$52,125
David Licht (5)	$16,250	$14,000	$—		$30,250
David Hughes (6)	$—	$14,000	$—		$14,000
Gavin Baiera (7)	$—	$—	$—		$—
Andrew Russell (8)	$32,500	$14,000	$—		$46,500
Lawrence S. Kramer (9)	$18,125	$—	$140,000	(10)	$158,125

(1)	Fees earned or paid in cash were as follows:

Name	Board Retainer	Committee Chaired	Committee Chair fees	Total
David J. Pecker	$—	—	$—	$—
Philip L. Maslowe	$65,000	Audit	$10,000	$75,000
Charles C. Koones	$65,000	—	$—	$65,000
Susan Tolson	$65,000	—	$—	$65,000
Michael Elkins	$16,250	Compensation	$1,875	$18,125
David Licht	$16,250	—	$—	$16,250
David Hughes	$—	—	$—	$—
Gavin Baiera	$—	—	$—	$—
Andrew Russell	$32,500	—	$—	$32,500
Lawrence S. Kramer	$16,250	Compensation	$1,875	$18,125

(2)
The stock awards column reports the aggregate grant date fair value of the restricted common stock awards granted to the Independent Directors. The aggregate grant date fair value is computed in accordance with Accounting Standards Codification Topic 718, disregarding estimates for forfeitures, and is based on the estimated fair value of American Media, Inc.'s common stock on the date of grant, which management determined was $5.00 per share. See Note 14, “Stock Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report for assumptions made in valuing stock awards.

(3)
Beginning January 2013, Mr. Elkins became eligible to receive compensation for service on the Board when his affiliation with Avenue Capital ceased. The Board retainer fee and committee chair fee is prorated based on such partial year of service as a Directors.

(4)
In January 2013, the Company and Roxbury Advisory, LLC, a company controlled by Mr. Elkins, entered into a consulting agreement to provide certain financial advisory services to the Company. The disclosed amount is for fees paid to Roxbury Advisory, LLC for financial advisory services provided by Mr. Elkins.

(5)
Beginning January 2013, Mr. Licht became eligible to receive compensation for service on the Board when his affiliation with Avenue Capital ceased. The Board retainer fee is prorated based on such partial year of service as a Director.

(6)	Mr. Hughes was appointed to the Board in January 2013 and began receiving compensation for Board service in fiscal year 2014 when he attended his first meeting.
(7)	Mr. Baiera is affiliated with Angelo Gordon and does not receive compensation for his service on the Board.
(8)	Mr. Russell was appointed to the Board in August 2012. The Board retainer fee is prorated based on such partial year of service as a Director.
(9)
Mr. Kramer served on the Board until his resignation in May 2012, when he was appointed President of USA Today. The Board retainer fee and committee chair fee is prorated based on such partial year of service as a Director.

(10)	Based on his years of service since March 2009, and pursuant to the Board Severance Policy, Mr. Kramer received a severance payment of $35,000 for each year or partial year of service as a Director.

As of March 31, 2013, the total outstanding unvested shares of restricted stock held by each non-employee Director were as follows:

Outstanding Stock Award
Philip L. Maslowe	2,800
Charles C. Koones	2,800
Susan Tolson	2,800
Michael Elkins	2,800
David Licht	2,800
David Hughes	2,800
Gavin Baiera	—
Andrew Russell	2,800

The outstanding stock awards listed above were granted under the Equity Incentive Plan. These shares vest only upon a liquidity event. There is a requirement for the director to be serving on the Board on the date of a liquidity event. A “Liquidity Event” is defined in the applicable restricted stock agreement as the earlier to occur of a change in control or an initial public offering.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

The following table provides certain information regarding our Equity Incentive Plan as of March 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	$—	20,044
Equity compensation plans not approved by stockholders	—	$—	—
Total	—		20,044

In December 2010, as part of the 2010 Restructuring, we adopted a new equity incentive plan (the “Equity Incentive Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards and performance compensation awards to incentivize and retain directors, officers, employees, consultants and advisors. Under the terms of the Equity Incentive Plan, the Compensation Committee administers the Equity Incentive Plan and has the authority to determine the recipients to whom awards will be made, the amount of the awards, the terms of the vesting and other terms as applicable. Our previous equity incentive plans were terminated in accordance with the 2010 Restructuring, and all stock based compensation arrangements previously issued and outstanding were canceled.

In December 2010, the Compensation Committee was authorized to issue up to 1.1 million shares of common stock through the issuance of restricted stock awards. The shares of restricted stock will fully vest upon the earlier to occur of a change in control or an initial public offering, each as defined in the Equity Incentive Plan. The holder of the restricted stock will be entitled to receive dividends, if and when declared by the Company, and exercise voting rights with respect to the common shares while the shares are restricted.

Security Ownership of Certain Beneficial Owners

The table set forth below contains information as of May 31, 2013, with respect to the beneficial ownership of our common stock held by: each current Director; each Named Executive Officer; all Directors and executive officers as a group; and any person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock.

As of May 31, 2013, there were 10,000,000 shares of common stock and 1,111,111 shares of restricted common stock outstanding. The holders of the shares of restricted common stock are entitled to exercise voting rights with respect to the common shares while the shares are restricted. Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of the Company’s common stock that he, she or it beneficially owns. Except as otherwise noted below, the address of each person or entity named in the following table is c/o American Media, Inc., 1000 American Media Way, Boca Raton, Florida 33464.

Name	Amount of Beneficial Ownership		Percent of Class
Avenue Capital Management II, L.P. 399 Park Avenue, 6th Floor, New York, NY 10022	4,036,511	(1)	36.3%
Angelo, Gordon & Co., L.P. 245 Park Avenue, 26th Floor, New York, NY 10167	2,081,045	(2)	18.7%
The Capital Group Companies 333 South Hope Street, 55th Floor, Los Angeles, CA 90071	1,773,198	(3)	16.0%
Oppenheimer Funds, Inc. 6803 South Tuscan Way, Centennial, CO 80112	1,021,612	(4)	9.2%
David J. Pecker	555,555	(5)	5.0%
Philip L. Maslowe	2,800	(6)	*
Charles C. Koones	2,800	(6)	*
Susan Tolson	2,800	(6)	*
Michael Elkins	2,800	(6)	*
David Licht	2,800	(6)	*
David Hughes	2,800	(6)	*
Gavin Baiera	—	(7)	*
Andrew Russell	2,800	(6)	*
Christopher Polimeni	111,111	(6)	1.0%
Joseph Bilman	35,000	(6)	*
Kevin Hyson	43,550	(6)	*
John Swider	30,667	(6)	*
Directors and officers as a group (seventeen persons)	895,039	(5) (6)	8.1%
* Less than 1%

(1)
Shares are held of record by several investment funds managed by Avenue Capital Management II, LP (“ACM II”). Avenue Capital Management II GenPar, L.L.C. (“ACM GenPar”) is the general partner of ACM II. Marc Lasry is the managing member of ACM GenPar. Each of ACM II, ACM GenPar and Mr. Lasry may be deemed to have voting and investment power over the shares and be beneficial owners of the shares. ACM II, ACM GenPar and Mr. Lasry disclaim any beneficial ownership. The information set forth in this footnote is based on information provided to us by ACM II.

(2)
Shares are held of record by several investment funds and separately managed accounts managed by Angelo, Gordon & Co., L.P. (“Angelo, Gordon”). John M. Angelo and Michael L. Gordon are the principal executive officers of Angelo, Gordon. Each of Angelo, Gordon and Messrs. Angelo and Gordon may be deemed to have sole voting and sole investment power over the shares and be beneficial owners of the shares. Angelo, Gordon and Messrs. Angelo and Gordon disclaim any beneficial ownership. The information set forth in this footnote is based on information provided to us by Angelo, Gordon.

(3)
Shares are held of record by several investment funds managed by Capital Research and Management Company, Capital Guardian Trust Company and Capital International Sàrl, which are subsidiaries of The Capital Group Companies. Capital Research and Management Company is the investment adviser to American High-Income Trust, The Bond Fund of America, American Funds Insurance Series - High-Income Bond Fund and American Funds Insurance Series - Bond Fund, each of which is a record holder of common shares. Capital Research Global Investors and Capital World Investors are investment divisions within Capital Research and Management Company. For purposes of the reporting requirements of the Securities and Exchange Act, Capital Research and Management Company, Capital Research Global Investors or Capital World Investors may be deemed to be the beneficial owner of all of the common stock held by the funds discussed above which are advised by Capital Research and Management Company. Each of Capital Research and Management Company, Capital Research Global Investors and Capital World Investors, however, expressly disclaims that it is, in fact, the beneficial owner of the common stock. David Barclay, David Daigle, Abner Goldstine and Marcus Linden, as portfolio counselors, have voting and investment power over the shares owned by American High-Income Trust. John Smet, Andrew Barth, Robert Neithart, Mark Brett, Mark Dalzell, David Daigle, David Hoag, Thomas Hogh, and Wesley Phoa, as portfolio counselors, have voting and investment power over the shares owned by The Bond Fund of America. David Barclay, David Daigle and Marcus Linden, as portfolio counselors, have voting and investment power over the shares owned by American Funds Insurance Series – High-Income Bond Fund. David Barclay, Mark Dalzell, David Hoag and Thomas Hogh, as portfolio counselors, have voting and investment power over the shares owned by American Funds Insurance Series – Bond Fund. Capital Guardian Trust Company is the investment adviser for Capital Guardian U.S. High-Yield Fixed-Income Master Fund. For purposes of the reporting requirements of the Securities Exchange Act, Capital Guardian Trust Company may be deemed to be the beneficial owner of all of the shares held by Capital Guardian U.S. High-Yield Fixed-Income Master Fund. Capital Guardian Trust Company, however, expressly disclaims that it is, in fact, the beneficial owner of the common stock. David Daigle, Laurentius Harrer and Robert Neithart, as portfolio counselors, have voting and investment power over the common stock owned by Capital Guardian U.S. High-Yield Fixed-Income Master Fund. Capital International Sàrl is the investment adviser for Capital International Global High Income Opportunities. For purposes of the reporting requirements of the Securities Exchange Act, Capital International Sàrl may be deemed to be the beneficial owner of all the shares held by Capital International Global High Income Opportunities. Capital International Sàrl, however, expressly disclaims that it is, in fact, the beneficial owner of the common stock. David Daigle, Laurentius Harrer and Robert Neithart, as portfolio counselors, have voting and investment power over the shares owned by Capital International Global High Income Opportunities. The information set forth in this footnote is based on information provided to us by The Capital Group Companies.

(4)
Shares are held of record by certain investment funds managed by OppenheimerFunds, Inc. (“OppenheimerFunds). OppenheimerFunds may be deemed to have voting and investment power over the shares and be beneficial owners of the shares. OppenheimerFunds disclaims any beneficial ownership. The information set forth in this footnote is based on information provided to us by OppenheimerFunds.

(5)
Represents restricted common stock that participates in voting and dividend rights. The restriction will immediately lapse upon the occurrence of a change of control or other liquidity event, as specified in the applicable restricted stock agreement. In addition, the restriction will also immediately lapse upon termination of Mr. Pecker’s employment, by the Company without cause, including the election by the Company not to extend further the term of Mr. Pecker’s employment, or Mr. Pecker’s resignation with good reason.

(6)
Represents restricted common stock that participates in voting and dividend rights. The restriction will immediately lapse upon the occurrence of a change of control or other liquidity event, as specified in the applicable restricted stock agreement.

(7)	Gavin Baiera is associated with Angelo Gordon. Mr. Baiera disclaims beneficial ownership of shares of common stock owned by Angelo Gordon or the investment funds and accounts managed by Angelo Gordon.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Charter of the Audit Committee requires the Audit Committee to review and approve all proposed transactions or dealings with related persons and to discuss such transactions and their appropriate disclosure in our financial statements with management and the Company’s independent registered public accounting firm. The Charter of the Audit Committee defines a related person as any executive officer, director, nominee for director or security holder who is the beneficial owner of more than five percent of any class of the Company’s voting securities or any of their immediate family members.

The Board recognizes that related party transactions present a heightened risk of conflicts of interest, improper valuation and/or the perception thereof. Therefore, in January 2013, the Board adopted a policy to be followed in connection with all related party transactions involving the Company. The Audit Committee will annually review and assess the adequacy of this policy and recommend any appropriate changes to the Board. Our Related Party Transactions Policy is available on our website, http://www.americanmediainc.com, under “About Us.”

Stockholders Agreement

Capitalized terms used but not defined herein shall have the meanings as ascribed thereto in the Stockholders' Agreement.

General. Upon the 2010 Restructuring, the Company entered into the Stockholders Agreement, containing certain customary rights and obligations, including director designation rights, right of first offer, registration rights, drag rights, tag rights, minority transfer rights and rights to receive certain information concerning the Company and its subsidiaries at a party’s option.

All stockholders of the Company (including the Committee Holders) are parties to the Stockholders Agreement. The “Committee Holders” means: (a) the Avenue Stockholders, (b) the Angelo Gordon Stockholders, (c) the Capital Research Stockholders and (d) the Credit Suisse Stockholders (each as defined in the Stockholders Agreement).

Drag Right. The Stockholders Agreement provides that if the Angelo Gordon Stockholders, the Avenue Stockholders and the Capital Research Stockholders (or in the alternative, the consent of (i) any two of the Angelo Gordon Stockholders, the Avenue Stockholders and the Capital Research Stockholders and (ii) holders of at least 67% of the Total Ownership Percentage) propose to consummate a transaction constituting a Sale of the Company (as defined in the Stockholders Agreement), all of the other parties to the Stockholders Agreement shall be subject to certain customary drag provisions.

Tag Right. The Stockholders Agreement provides that the Committee Holders have the right to participate in any sale transaction involving more than 5% of the outstanding equity interests in the Company by any other party to the Stockholders Agreement (other than a sale to an affiliate of the transferor who agrees to become party to the Stockholders Agreement and to be bound thereby to the same extent as the transferor) on a pro rata basis, on the same price and the same terms as the transferor proposed to accept.

Right of First Offer. The Stockholders Agreement provides that the Committee Holders have a pro rata right of first offer on any sale of equity interests by any other party to the Stockholders Agreement to an unaffiliated third-party.

Minority Transfer Rights. The Stockholders Agreement provides that in the event that any person (collectively with its affiliates), upon a proposed transfer of equity interests from a stockholder of the Company, would control 50% or more of the combined voting power of the outstanding equity interests of the Company (such party, a “Majority Owner”), each of the other parties to the Stockholders Agreement has the option to require the Majority Owner to purchase all of their equity interests in the Company at a price equal to the greater of (x) the price paid by the Majority Owner in connection with the Majority Owner’s purchase of equity interests of the Company sufficient to give such Majority Owner control of 50% or more of the combined voting power of the outstanding equity interests of the Company and (y) the fair market value of such equity interests at such time. The proposed transfer to the Majority Owner cannot be consummated unless the Majority Owner purchases all of the shares of the stockholders of the Company who have exercised their transfer rights discussed in the immediately preceding sentence.

Consent Rights. The Stockholders Agreement prohibits the Company from issuing any additional equity securities to an existing stockholder, subject to certain exceptions, without first obtaining the consent of each of the Angelo Gordon Stockholders, the Avenue Stockholders and the Capital Research Stockholders, provided that (i) the consent of any of the Angelo Gordon Stockholders, the Avenue Stockholders or the Capital Research Stockholders shall not be required if such Stockholder does not own at least 10.0% of the Total Ownership Percentage and (ii) such consent shall not be required if a supermajority of the Board of Directors determines, in the exercise of its business judgment, that the failure to make such issuance will have a material adverse effect on the Company; provided further, however, that the issuance of equity to fund an acquisition or investment shall not be considered a material adverse effect.

Redemption Rights. The Stockholders Agreement requires the Company, if it determines not to issue a dividend of 75% of its free cash flow, to use at least 75% of its free cash flow to redeem, to the extent permitted by applicable law and not prohibited by the terms of indebtedness of the Company or its subsidiaries, on a pro rata basis, a portion of the then outstanding shares of the Company’s Common Stock utilizing at least 75% of its free cash flow, unless a supermajority of the Company’s Board of Directors determines (as evidenced, subject to adjustment, by a resolution approved by not less than 66% of the then current members of the Board of Directors), in the exercise of its business judgment, such redemption would reasonably be likely to have a material and adverse effect on the Company.

Affiliate Transactions. The Stockholders Agreement provides that transactions involving (a) the Company or any of its subsidiaries and (b) any stockholder, Committee Holder, director or any member of management or any of their respective affiliates, will require the approval of a majority of the disinterested directors of the Company’s Board and Committee Holders constituting a Majority Requisite Consent (or if not obtained, an Alternative Majority Consent), subject to certain exceptions.

Information Rights. The Stockholders’ Agreement provides that the Committee Holders have the right up to four times per year to inspect the properties, books and other records of the Company and its subsidiaries at reasonable times and upon reasonable notice and subject to certain limitations. In addition, each of the aforementioned parties to the Stockholders Agreement, subject to certain limitations, is entitled to have access to the same financial information as the holders of the Second Lien Notes. All such information shall be subject to a customary confidentiality obligation.

Appointment of Directors. The Stockholders Agreement provides that Board of Directors of the Company shall be composed of nine members. The Stockholders Agreement provides that eight of such directors shall be designated by the Committee Holders and the other shall be the Chief Executive Officer of the Company. Under the terms of the Stockholders Agreement, the Committee Holders have the following designation rights: (a) the Avenue Stockholders will have the right to designate four directors; provided that one such individual shall be acceptable to the Capital Research Stockholders and the Angelo Gordon Stockholders and so long as each stockholder has a Total Ownership Percentage of at least 10%, (b) the Angelo Gordon Stockholders will have the right to designate two directors, and (c) the Capital Research Stockholders will have the right, but not the obligation, to designate two directors; provided, however, (i) if the Avenue Stockholders have a Total Ownership Percentage of less than 20%, then the number of directors to which the Avenue Stockholders are entitled to designate shall be reduced to two, (ii) if the Total Ownership Percentage of the Avenue Stockholders, the Angelo Gordon Stockholders or the Capital Research Stockholders is less than 10%, but more than 5%, then such stockholder shall be entitled to designate one director, and (iii) if the Total Ownership Percentage of the Avenue Stockholders, the Angelo Gordon Stockholders, and the Capital Reserve Stockholders is less than 5%, then such stockholder shall no longer be entitled to designate directors. If any Committee Holder loses the right to designate a director, such vacancy shall be filled by Committee Holders constituting a Majority Requisite Consent, subject to certain exceptions. The parties to the Stockholders Agreement are obligated to vote for the directors designated in accordance with the foregoing terms.

Registration Rights. The Stockholders Agreement provides for certain customary registration rights, including but not limited to, the Angelo Gordon Stockholders, the Avenue Stockholders and the Capital Research Stockholders, having up to 5 demand rights to require the Company to use commercially reasonable efforts to register their common stock on Form S-1 with the Securities and Exchange Commission (the “SEC”) for resale, subject to certain exceptions. Thereafter, any stockholder holding at least 1% of the outstanding shares of the Company registrable pursuant to the Stockholders Agreement has unlimited demand rights to require the Company to use commercially reasonable efforts to register its common stock on Form S-3 with the SEC for resale, subject to certain exceptions. All stockholders party to the Stockholders Agreement have piggyback registration rights.

Furthermore, shares of common stock subject to the Stockholders Agreement shall also be restricted by the terms and conditions of the Stockholders Agreement which, among other transfer restrictions, prohibit any transfer or series of related transfers that results in a “change of control” (as such term is defined under the indenture governing the notes).

Other Relationships

In January 2013, the Company and Mr. Elkins, a member of our Board of Directors, entered into a one year consulting agreement for Mr. Elkins to provide certain financial advisory services through Roxbury Advisory, LLC, a company controlled by Mr. Elkins. Purchases of these services from Roxbury Advisory, LLC totaled $20,000 during fiscal 2013.

Item 14.     Principal Accounting Fees and Services.

The following table sets forth fees for professional services provided by Deloitte & Touche LLP, the Company's independent registered public accounting firm, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, “Deloitte”) for the audit of the Company’s financial statements for fiscal 2013 and 2012 and fees billed for audit related services, tax services and all other services rendered by Deloitte during fiscal 2013 and 2012:

	2013	2012
Audit Fees (1)	$967,142	$841,412
Audit Related Fees (2)	$310,000	$50,000
Tax Fees (3), (4)	$70,959	$318,062
All Other Fees (5)	$2,000	$104,441
Total Fees	$1,350,101	$1,313,915

(1)
Represents aggregate fees for professional services provided in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Represents aggregate fees for professional services provided in connection with the preparation of the registration statement filed with the SEC in August 2012.
(3)
Represents aggregate fees for professional services provided in connection with tax compliance, tax return review and tax advice related to an Internal Revenue Service examination and a voluntary disclosure extension.

(4)	For fiscal 2012, includes tax related services in connection with the review of the Company's amended federal tax returns for fiscal 2003-2006.
(5)	For fiscal 2012, includes fees in connection with the 2010 Restructuring.

All audit-related services, tax services and other services were pre-approved by our Audit Committee, which concluded that the provision of such services by Deloitte was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s pre-approval policy is to review Deloitte's audit-related, tax and other services and pre-approve such services specifically described to the Audit Committee. The policy authorizes the Audit Committee to delegate to one or more designated members of the Audit Committee pre-approval authority with respect to any such pre-approval reported to the Audit Committee at its next regularly scheduled meeting. The Audit Committee did not approve any services pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following Consolidated Financial Statements filed as part of this report can be found in Item 8 “Financial Statements and Supplementary Data” of this Annual Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of March 31, 2013 and 2012
•	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the fiscal years ended March 31, 2013, 2012 and 2011
•	Consolidated Statements of Stockholders' Deficit for the fiscal years ended March 31, 2013, 2012 and 2011
•	Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2013, 2012 and 2011
•	Notes to Consolidated Financial Statements
•	Schedule II - Valuation and Qualifying Accounts for the fiscal years ended March 31, 2013, 2012 and 2011

(b) Exhibits

Exhibit Number		Description
2.1	•	Debtors' Amended Joint Prepackaged Plan of Reorganization under Chapter 11 of the Bankruptcy Code, filed December 15, 2010.
3.1	•	Second Amended and Restated Certificate of Information of American Media, Inc.
3.2	•	Second Amended and Restated By-Laws of American Media, Inc.
4.1	•	Stockholders Agreement, dated as of December 22, 2010, among American Media, Inc. and its stockholders signatory thereto.
4.2	•
Indenture, dated as of December 1, 2010, between AMO Escrow Corporation (predecessor-in-interest to American Media, Inc.) and Wilmington Trust FSB, as trustee and collateral agent, related to AMO Escrow Corporation's 11.5% First Lien Senior Secured Notes due 2017.

4.3	•	Form of 11.5% First Lien Senior Secured Notes due 2017.
4.4	•
First Supplemental Indenture, dated December 22, 2010, among American Media, Inc., the guarantors listed on the signatory pages thereto and Wilmington Trust FSB, as trustee and collateral agent, related to American Media, Inc.'s 11.5% First Lien Senior Secured Notes due 2017.

4.5	•
Second Supplemental Indenture, dated May 13, 2011, among American Media, Inc., AMI Digital, Inc. and Wilmington Trust FSB, as trustee and collateral agent, related to American Media, Inc.'s 11.5% First Lien Senior Secured Notes due 2017.

4.6	•
Third Supplemental Indenture, dated April 25, 2012, among American Media, Inc., Odyssey Magazine Publishing Group LLC (predecessor -in-interest to Odyssey Magazine Publishing Group, Inc.) and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent, related to American Media, Inc.'s 11.5% First Lien Senior Secured Notes due 2017.

4.7	•
Indenture dated as of December 22, 2010, among American Media, Inc., the guarantors listed on the signature pages thereto and Wilmington Trust FSB, as trustee and collateral agent, relating to American Media, Inc.'s 13.5% Second Lien Senior Secured Notes due 2018.

4.8	•	Form of 13.5% Second Lien Senior Secured Notes due 2018.
4.9	•
First Supplemental Indenture, dated as of May 13, 2011, among American Media, Inc., AMI Digital, Inc. and Wilmington Trust FSB, as trustee and collateral agent, related to American Media, Inc.'s 13.5% Second Lien Senior Secured Notes due 2018.

4.10	•
Second Supplemental Indenture, dated as of April 25, 2012, among American Media, Inc., Odyssey Magazine Publishing Group LLC (predecessor-in-interest to Odyssey Magazine Publishing Group, Inc.) and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent, related to American Media Inc.'s 13.5% Second Lien Senior Secured Notes due 2018.

4.11	•
Registration Rights Agreement, dated as of December 1, 2010, by and between AMO Escrow Corporation (predecessor-in-interest to American Media, Inc.) and J.P. Morgan Securities LLC, as representative for the several initial purchasers listed on Schedule 1 thereto.

4.12	•	Registration Rights Agreement Joinder, dated as of December 22, 2010, by American Media, Inc. and the subsidiaries of American Media, Inc. listed on the signature pages thereto.
4.13	•
Registration Rights Agreement, dated as of December 22, 2010, by and among American Media, Inc., the subsidiaries of American Media, Inc. listed on the signature pages thereto, and the parties identified as Holders therein.

4.14	•	American Media, Inc. Equity Incentive Plan.
4.15	•	Form of Restricted Stock Agreement for American Media, Inc. Equity Incentive Plan.
10.1	s
Revolving Credit Agreement, dated as of December 22, 2010, among American Media, Inc., as borrower, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities, Inc., as syndication agent, J.P. Morgan Securities, LLC, as co-lead arranger and sole bookrunner, Deutsche Bank Securities, Inc. and Credit Suisse Securities (USA) LLC, as co-lead arrangers, and Credit Suisse Securities (USA) LLC, as documentation agent.

10.2	s
Guarantee and Collateral Agreement, dated as of December 22, 2010, among American Media, Inc., the subsidiaries of American Media, Inc. identified therein, and JP Morgan Chase Bank, N.A., as administrative agent.

10.3	s
Collateral Agreement, dated as of December 22, 2010, among American Media, Inc., the subsidiaries of American Media, Inc. identified therein, and Wilmington Trust FSB, as collateral agent, relating to American Media, Inc.'s 11.5% First Lien Senior Secured Notes due 2017.

10.4	s
Collateral Agreement, dated as of December 22, 2010, among American Media, Inc., the subsidiaries of American Media, Inc. identified therein, and Wilmington Trust FSB, as collateral agent, relating to American Media, Inc.'s 13.5% Second Lien Senior Secured Notes due 2018.

10.5	•
First Lien Intercreditor Agreement, dated as of December 22, 2010, among American Media, Inc., the subsidiaries of American Media, Inc. listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as Agent and Credit Agreement Collateral Agent, and Wilmington Trust FSB, as Senior Secured Notes Trustee and Senior Secured Notes Collateral Agent.

10.6	•
Junior Lien Intercreditor Agreement, dated as of December 22, 2010, among American Media, Inc., the subsidiaries of American Media, Inc. listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as Agent and Revolving Credit Collateral Agent, and Wilmington Trust FSB, as First Lien Trustee, First Lien Collateral Agent, Second Lien Trustee and Second Lien Collateral Agent.

10.7	•	American Media, Inc. Non-Employee Director Separation Pay Plan.
10.8	s	American Media, Inc. Emergence Bonus Plan.
10.9	s	Employment Agreement of David J. Pecker dated March 2, 2009.
10.10	•	Amendment No.1 to Employment Agreement of David J. Pecker dated July 9, 2010.
10.11	•	Employment Agreement of Christopher Polimeni dated March 8, 2010.
10.12	•	Amendment No. 1 to Employment Agreement of Christopher Polimeni dated January 17, 2011.
10.13	•	Amendment No. 2 to Employment Agreement of Christopher Polimeni dated March 3, 2012.
10.14	*	Amendment No. 3 to Employment Agreement of Christopher Polimeni dated as of January 20, 2013.
10.15	•	Employment Agreement of John Swider dated October 22, 2004.
10.16	•	Amendment No. 1 to Employment Agreement of John Swider dated February 23, 2006.
10.17	•	Amendment No. 2 to Employment Agreement of John Swider dated May 29, 2006.
10.18	•	Amendment No. 3 to Employment Agreement of John Swider dated October 27, 2006.
10.19	•	Amendment No. 4 to Employment Agreement of John Swider dated December 15, 2007.
10.20	•	Amendment No. 5 to Employment Agreement of John Swider dated December 20, 2007.
10.21	•	Amendment No. 6 to Employment Agreement of John Swider dated March 19, 2009.
10.22	•	Amendment No. 7 to Employment Agreement of John Swider dated October 18, 2009.
10.23	•	Amendment No. 8 to Employment Agreement of John Swider dated September 13, 2010.
10.24	•	Amendment No. 9 to Employment Agreement of John Swider dated February 13, 2012.
10.25	•	Employment Agreement of Kevin Hyson dated November 1, 2004.
10.26	•	Amendment No. 1 to Employment Agreement of Kevin Hyson dated September 12, 2006.
10.27	•	Amendment No. 2 to Employment Agreement of Kevin Hyson dated December 15, 2007.
10.28	•	Amendment No. 3 to Employment Agreement of Kevin Hyson dated September 20, 2008.
10.29	•	Amendment No. 4 to Employment Agreement of Kevin Hyson dated March 19, 2009.

10.30	•	Amendment No. 5 to Employment Agreement of Kevin Hyson dated October 18, 2009.
10.31	•	Amendment No. 6 to Employment Agreement of Kevin Hyson dated January 17, 2011.
10.32	•	Amendment No. 7 to Employment Agreement of Kevin Hyson dated January 2, 2012.
10.33	*	Amendment No. 8 to Employment Agreement of Kevin Hyson dated as of January 20, 2013.
10.34	*	Employment Letter for Joseph Bilman dated June 25, 2012.
10.35	•	Preferred Stock Purchase Agreement, dated as of August 10, 2012, by and between American Media, Inc. and Hudson Publications, LLC.
12.1	*	Computation of Ratio of Earnings to Fixed Charges.
21.1	*	Subsidiaries of American Media, Inc.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	‡	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	%	XBRL Instance Document
101.SCH	%	XBRL Taxonomy Extension Schema Document
101.CAL	%	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	%	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	%	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	%	XBRL Taxonomy Extension Definition
*		Filed herewith
s		Incorporated by reference to Registration Statement on Form S-4/A filed with the SEC on September 28, 2012.
•		Incorporated by reference to Registration Statement on Form S-4 filed with the SEC on August 22, 2012.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MEDIA, INC.

Dated:	June 24, 2013	by:	/s/ David J. Pecker
David J. Pecker
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David J. Pecker	Chairman, Director, President and Chief Executive Officer	June 24, 2013
David J. Pecker	(Principal Executive Officer)

/s/ Christopher Polimeni	Executive Vice President, Chief Financial Officer and Treasurer	June 24, 2013
Christopher Polimeni	(Principal Financial and Accounting Officer)

/s/ Philip L. Maslowe	Director	June 24, 2013
Philip L. Maslowe

/s/ Charles C. Koones	Director	June 24, 2013
Charles C. Koones

/s/ Susan Tolson	Director	June 24, 2013
Susan Tolson

/s/ Michael Elkins	Director	June 24, 2013
Michael Elkins

/s/ David Licht	Director	June 24, 2013
David Licht

/s/ David Hughes	Director	June 24, 2013
David Hughes

/s/ Gavin Baiera	Director	June 24, 2013
Gavin Baiera

/s/ Andrew Russell	Director	June 24, 2013
Andrew Russell