Form 10-Q
period 2013-06-30
AMERICAN MEDIA INC
filed 2013-08-15
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of July 31, 2013 was 11,111,111.

AMERICAN MEDIA, INC.

Form 10-Q for the Quarter Ended June 30, 2013

American Media, Inc. and its consolidated subsidiaries are referred to in this Quarterly Report on Form 10-Q (this "Quarterly Report") as American Media, AMI, the Company, we, our and us.

FORWARD-LOOKING STATEMENTS

This Quarterly Report for the fiscal quarter ended June 30, 2013 contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements relate to our current beliefs regarding future events or our future operating or financial performance. By their nature, forward-looking statements involve risks, trends and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. We have tried, where possible, to identify such statements by using words such as "believes," "expects," "intends," "estimates," "may," "anticipates," "will," "likely," "project," "plans," "should," "could," "potential" or "continue" and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. We may also make written and oral forward-looking statements in the reports we file from time to time with the Securities and Exchange Commission (the "SEC").

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

•	changes in the price of fuel, paper, ink and postage;

•	any loss of one or more of our key vendors or key advertisers;

•	the potential effects of threatened or actual terrorist attacks or other acts of violence or war;

•	adverse results in litigation matters or any regulatory proceedings;

•	the potential effects of any future impairment of our goodwill or other identified intangible assets;

•	our ability to maintain an effective system of internal controls over financial reporting;

•	the effects of possible credit losses;

•	any disruption in the distribution of our magazines through wholesalers;

•	unforeseen increases in employee benefit costs; and

•	changes in accounting standards.

These and other factors are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “2013 Form 10-K”) under the heading “Part I, Item 1A. Risk Factors.”

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	June 30, 2013	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($1,272 and $740 related to VIEs, respectively)	$3,835	$2,375
Trade receivables, net of allowance for doubtful accounts of $4,557 and $5,899, respectively	50,098	43,085
Inventories	16,252	13,156
Prepaid expenses and other current assets ($320 and $0 related to VIEs, respectively)	20,026	16,159
Total current assets	90,211	74,775
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	3,843	3,867
Furniture, fixtures and equipment	45,081	41,351
Less – accumulated depreciation	(27,922)	(25,950)
Total property and equipment, net	21,002	19,268
OTHER ASSETS:
Deferred debt costs, net	9,404	9,789
Deferred rack costs, net	5,667	6,604
Other long-term assets	1,575	1,631
Total other assets	16,646	18,024
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	186,898	186,898
Other identified intangibles, net of accumulated amortization of $115,635 and $114,545, respectively ($6,000 related to VIEs)	278,409	278,486
Total goodwill and other identified intangible assets, net	465,307	465,384
TOTAL ASSETS	$593,166	$577,451
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ($2 and $0 related to VIEs, respectively)	$29,816	$17,820
Accrued expenses and other liabilities ($26 and $304 related to VIEs, respectively)	22,901	24,764
Accrued interest	2,852	16,823
Redeemable financial instrument (see Note 9)	2,529	3,447
Deferred revenues ($1,609 and $388 related to VIEs, respectively)	37,304	34,544
Total current liabilities	95,402	97,398
NON-CURRENT LIABILITIES:
Senior secured notes	469,889	469,889
Revolving credit facility	28,600	12,000
Other non-current liabilities	3,900	3,959
Deferred income taxes	69,329	68,967
Total liabilities	667,120	652,213
COMMITMENTS AND CONTINGENCIES (See Note 10)
Redeemable noncontrolling interest (see Note 9)	3,000	3,000
STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 14,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2013 and March 31, 2013	1	1
Additional paid-in capital	822,723	822,723
Accumulated deficit	(899,382)	(900,147)
Accumulated other comprehensive loss	(296)	(339)
Total stockholders' deficit	(76,954)	(77,762)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$593,166	$577,451

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended
	June 30,
	2013	2012
OPERATING REVENUES:
Circulation	$50,275	$52,628
Advertising	32,711	28,586
Other	7,406	6,010
Total operating revenues	90,392	87,224
OPERATING EXPENSES:
Editorial	9,436	11,129
Production	23,235	24,447
Distribution, circulation and other cost of sales	16,230	17,313
Selling, general and administrative	21,833	19,244
Depreciation and amortization	3,092	2,301
Total operating expenses	73,826	74,434
OPERATING INCOME	16,566	12,790
OTHER INCOME (EXPENSE):
Interest expense	(14,677)	(14,641)
Amortization of deferred debt costs	(385)	(341)
Other expenses, net	(251)	(30)
Total other expense, net	(15,313)	(15,012)
INCOME (LOSS) BEFORE INCOME TAXES	1,253	(2,222)
INCOME TAX PROVISION (BENEFIT)	488	(968)
NET INCOME (LOSS )	765	(1,254)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$765	$(1,254)

	Three Months Ended
	June 30,
	2013	2012
NET INCOME (LOSS )	$765	$(1,254)
Foreign currency translation adjustment	43	(47)
Comprehensive income (loss)	808	(1,301)
Less: comprehensive (income) loss attributable to the noncontrolling interest	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$808	$(1,301)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$765	$(1,254)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	2,003	1,426
Amortization of other identified intangibles	1,089	875
Amortization of deferred debt costs	385	341
Amortization of deferred rack costs	1,684	2,546
Deferred income tax provision (benefit)	341	(1,040)
Provision for bad debts	200	313
Other	461	388
Changes in operating assets and liabilities:
Trade receivables	(7,228)	3,042
Inventories	(3,104)	1,442
Prepaid expenses and other current assets	(3,857)	1,059
Deferred rack costs	(747)	(2,439)
Other long-term assets	56	(103)
Accounts payable	11,593	2,580
Accrued expenses and other liabilities	(1,563)	(2,201)
Accrued interest	(13,971)	(14,245)
Other non-current liabilities	(59)	(118)
Deferred revenues	2,760	(1,316)
Total changes in operating assets and liabilities	(16,120)	(12,299)
Net cash used in operating activities	(9,192)	(8,704)
INVESTING ACTIVITIES
Purchases of property and equipment	(3,331)	(1,440)
Purchases of intangible assets	(1,013)	(512)
Other	(549)	(289)
Net cash used in investing activities	(4,893)	(2,241)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	34,600	24,000
Repayment to revolving credit facility	(18,000)	(7,000)
Payments to noncontrolling interest holders of Odyssey	—	(6,130)
Payments for redemption of Odyssey preferred stock	(1,022)	—
Net cash provided by financing activities	15,578	10,870
Effect of exchange rate changes on cash	(33)	(417)
Net increase (decrease) in cash and cash equivalents	1,460	(492)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,375	5,226
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,835	$4,734

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-cash property and equipment (incurred but not paid)	$403	$51

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 1 - Nature of the Business

American Media, Inc. was incorporated under the laws of Delaware in 1990 and is headquartered in Boca Raton, Florida. American Media, Inc. and its consolidated subsidiaries are defined herein as American Media, AMI, the Company, we, our and us. We are a leading content centric media company specializing in the fields of celebrity journalism and active lifestyle. We are platform agnostic and distribute our content across multiple platforms, including print, digital, mobile, tablets and video. We circulate our print publications utilizing single copy and subscription sales using national distributors, wholesalers, retailers and the U.S. Postal Service. Total circulation of our print publications with a frequency of six or more times per year were approximately 5.8 million copies per issue during the three months ended June 30, 2013.

As of June 30, 2013, the Company published seven weekly publications: National Enquirer, Star, Globe, National Examiner, Country Weekly, OK! and Soap Opera Digest; two monthly publications: Muscle & Fitness and Flex; two publications that are published 10 times per year: Shape and Men's Fitness; and three bi-monthly publications: Fit Pregnancy, Natural Health and Muscle & Fitness Hers.

Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary, included in our publishing services segment, is an in-store product merchandising and marketing company doing business in the U.S. and Canada. DSI places and monitors the Company’s print publications and third-party publications to ensure proper displays in major national and regional retail, drug and supermarket chains. DSI also provides marketing, merchandising and information gathering services to third parties, including non-magazine clients. Some of DSI's third-party publishing clients include Bauer Publishing, which publishes First for Women, Woman's World, Life & Style and In Touch; and Rodale, which publishes Prevention, Men's Health and Women’s Health. Some of DSI’s third-party non-publishing clients include Kroger, Safeway and Frontline Marketing.

References to our first quarter (e.g. "first quarter of fiscal 2014") refer to our fiscal quarters ended June 30th of the applicable fiscal year. Each fiscal year ends on March 31st.

Note 2- Significant Accounting Policies

Basis of Presentation

The information included in the foregoing interim consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods do not necessarily indicate the results of operations to be expected for the entire fiscal year or for any other subsequent interim period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") with respect to the Company's fiscal year ended March 31, 2013 (the "2013 Form 10-K"), which may be accessed through the SEC's website at http://www.sec.gov.

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

In determining whether we are the primary beneficiary of an entity and therefore required to consolidate, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. These considerations impact the way we account for our existing joint ventures. We continually assess whether we are the primary beneficiary of a variable interest entity as changes to existing relationships or future transactions occur. See Note 9, “Investments in Joint Ventures and Redeemable Noncontrolling Interest.”

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

Concentrations

As of June 30, 2013, single copy revenues consisted of copies distributed to retailers primarily by two major wholesalers. During the three months ended June 30, 2013 and 2012, The News Group accounted for approximately 32% and 27%, respectively, of our total operating revenue and Source Interlink Companies accounted for approximately 14% of our total operating revenue. We have multi-year service arrangements with our major wholesalers, which provide incentives to maintain certain levels of service.

Recently Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU 2012-02, Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which amended ASC 350, Intangibles - Goodwill and Other ("ASC 350"). This amendment is intended to simplify how an entity tests indefinite-lived intangible assets for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity no longer is required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2012-02 was effective for the Company beginning on April 1, 2013. The adoption of ASU 2012-02 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02") which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income and 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 for all public organizations. The amendment requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 was effective for the Company beginning on April 1, 2013. The adoption of ASU 2013-02 did not have an impact on the Company's consolidated financial position, results of operations or cash flows, since this ASU concerns disclosure only.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting pronouncements that are not yet effective will not have a material impact on our financial position, results of operations or cash flows upon adoption.

The Company's other significant accounting policies are discussed in detail in the audited financial statements included in the Company's 2013 Form 10-K.

Note 3 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out ("FIFO") method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventory write-downs during the three months ended June 30, 2013 and 2012 were insignificant. Inventories are comprised of the following (in thousands):

	June 30, 2013	March 31, 2013
Raw materials – paper	$13,259	$9,268
Finished product — paper, production and distribution costs of future issues	2,993	3,888
Total inventory	$16,252	$13,156

Note 4 - Goodwill and Other Identified Intangible Assets

As of June 30, 2013 and March 31, 2013, the Company had goodwill with a carrying value of $186.9 million and other identified intangible assets not subject to amortization with carrying values of $266.1 million. Other identified intangible assets not subject to amortization consist of tradenames with indefinite lives.

Identified intangible assets with finite lives subject to amortization consist of the following at June 30, 2013 and March 31, 2013 (in thousands):

		June 30, 2013			March 31, 2013
	Range of Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames	8 - 27	$10,610	$(4,631)	$5,979	$10,610	$(4,521)	$6,089
Subscriber lists	3 - 15	32,702	(30,874)	1,828	32,702	(30,328)	2,374
Customer relationships	5 - 10	2,300	(915)	1,385	2,300	(829)	1,471
Other intangible assets	3	4,531	(1,406)	3,125	3,518	(1,059)	2,459
		$50,143	$(37,826)	$12,317	$49,130	$(36,737)	$12,393

Amortization expense of intangible assets was $1.1 million and $0.9 million during the three months ended June 30, 2013 and 2012, respectively. Based on the carrying value of identified intangible assets recorded at June 30, 2013, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2014	$3,493
2015	2,210
2016	1,523
2017	750
2018	468
Thereafter	3,873
$12,317

The gross carrying amount and accumulated impairment losses of goodwill, as of June 30, 2013 and March 31, 2013, by reportable segment are as follows (in thousands):

	Celebrity Brands	Women's Active Lifestyle Group	Men's Active Lifestyle Group	Corporate and Other	Total
Goodwill	$428,518	$84,905	$112,296	$20,136	$645,855
Accumulated impairment losses	(304,595)	(62,841)	(80,446)	(11,075)	(458,957)
Goodwill, net of impairment losses	$123,923	$22,064	$31,850	$9,061	$186,898

The Company did not record an impairment charge during the three months ended June 30, 2013 or June 30, 2012. The Company continues to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company's financial statements and impairment charges to the Company's goodwill or other identified intangible assets in future periods could be material to the Company's results of operations.

Note 5 - Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the "2010 Revolving Credit Facility"). The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credits.

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during the three months ended June 30, 2013 and 2012.

In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during the three months ended June 30, 2013 and 2012 were insignificant.

During the first quarter of fiscal 2014, the Company borrowed $34.6 million and repaid $18.0 million under the 2010 Revolving Credit Facility. At June 30, 2013, the Company has available borrowing capacity of $7.0 million after considering the $28.6 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance of the 2010 Revolving Credit Facility on June 30, 2013 of $28.6 million is included in non-current liabilities, as the outstanding balance is not due until December 2015.

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

As of June 30, 2013, the Company was in compliance with its covenants under the 2010 Revolving Credit Facility.

Although there can be no assurances, management believes that, based on current projections (including projected borrowings and repayments under the 2010 Revolving Credit Facility), its operating results for fiscal 2014 will be sufficient to satisfy the first lien leverage ratio financial covenant under the 2010 Revolving Credit Facility. The Company’s ability to satisfy the first lien leverage ratio financial covenant is dependent on its business performing in accordance with its projections.  If the performance of the Company’s business deviates significantly from its projections, the Company may not be able to satisfy such first lien leverage ratio financial covenant.  The Company's projections are subject to a number of factors, many of which are events beyond its control, which could cause its actual results to differ materially from its projections. If the Company does not comply with its financial covenant, the Company will be in default under the 2010 Revolving Credit Facility.

The indebtedness under the 2010 Revolving Credit Facility is guaranteed by certain of the domestic subsidiaries of the Company and is secured by liens on substantially all the assets of the Company and certain of its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all the issued and outstanding shares of, or other equity interests in, certain of the Company's existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its existing or subsequently acquired or organized foreign subsidiaries.

Note 6 - Senior Secured Notes

In December 2010, we issued (i) $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum and mature in December 2017 (the “First Lien Notes”), and (ii) $104.9 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum and mature in June 2018 (the “Second Lien Notes”). The First Lien Notes and the Second Lien Notes are referred to herein collectively as the Senior Secured Notes. Interest on the Senior Secured Notes is payable semi-annually on June 15th and December 15th of each year and is computed on the basis of a 360-day year comprised of twelve 30-day months. During the first quarter of fiscal 2012, the Company redeemed $20.0 million in aggregate principal amount of the First Lien Notes.

The First Lien Notes are guaranteed on a first lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility. The First Lien Notes and the guarantees thereof are secured by a first-priority lien on substantially all our assets (subject to certain permitted liens and exceptions), pari passu with the liens granted under our 2010 Revolving Credit Facility, provided that in the event of a foreclosure on the collateral or of insolvency proceedings, obligations under our 2010 Revolving Credit Facility will be repaid in full with proceeds from the collateral prior to the obligations under the First Lien Notes.

The Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility and the First Lien Notes. The Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

Under the First Lien Notes Indenture, the Company has the option to redeem the First Lien Notes as follows: (a) at any time prior to December 15, 2013, the Company is permitted to redeem up to 35% of the original principal amount of the First Lien Notes with the net cash proceeds of one or more equity offerings (as defined in the First Lien Notes Indenture) at a redemption price of 111.5%, plus accrued and unpaid interest through the redemption date; (b) at any time prior to December 15, 2013, the Company may redeem all or part of the First Lien Notes, at a redemption price equal to 100%, plus an applicable premium and accrued and unpaid interest through redemption date; (c) during any 12-month period prior to December 15, 2013, the Company is entitled to redeem up to 10% of the aggregate principal amount of the First Lien Notes at a redemption price equal to 103.0%, plus accrued and unpaid interest through the redemption date; (d) on or after December 15, 2013, the Company may redeem the First Lien Notes, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

Year	Percentage
2013	108.625%
2014	105.75%
2015	102.875%
2016 and thereafter	100%

Under the Second Lien Notes Indenture, the Company has the option to redeem the Second Lien Notes as follows: (a) at any time prior to December 15, 2013, the Company is permitted to redeem up to 35% of the original principal amount of the Second Lien Notes with the net cash proceeds of one or more equity offerings (as defined in the Second Lien Notes Indenture) at a redemption price of 113.5%, plus accrued and unpaid interest through the redemption date; (b) at any time prior to December 15, 2013, the Company may redeem all or a part of the Second Lien Notes, at a redemption price equal to 100%, plus an applicable premium and accrued and unpaid interest through the redemption date; (c) on or after December 15, 2013, the Company may redeem the Second Lien Notes, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

Year	Percentage
2013	110.125%
2014	106.75%
2015	103.375%
2016 and thereafter	100%

As of June 30, 2013, the Company’s total principal amount of Senior Secured Notes was approximately $469.9 million, consisting of $365.0 million principal amount of First Lien Notes and $104.9 million principal amount of Second Lien Notes.

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

As of June 30, 2013, the Company was in compliance with all the covenants under the indentures governing the Senior Secured Notes.

Note 7 - Fair Value of Financial Instruments

FASB ASC Topic 825, Financial Instruments requires the Company to disclose the fair value of financial instruments that are not measured at fair value in the accompanying financial statements. The fair value of the Company’s financial instruments has been estimated primarily by using inputs, other than quoted prices in active markets that are observable either directly or indirectly. However, the use of different market assumptions or methods of valuation could result in different fair values.

FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), established a three-tier fair value hierarchy, which prioritizes the use of inputs used in measuring fair value as follows:

Level 1    Observable inputs such as quoted prices in active markets for identical assets and liabilities;
Level 2    Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3    Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

		June 30, 2013		March 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
First Lien Notes	Level 2	$365,000	$354,050	$365,000	$356,788
Second Lien Notes	Level 2	104,889	97,023	104,889	85,485
Revolving Credit Facility	Level 2	28,600	27,099	12,000	10,755
Redeemable Financial Instrument	Level 3	2,529	2,396	3,447	3,089

The fair value of the First Lien Notes, the Second Lien Notes and the Revolving Credit Facility is estimated using quoted market prices for the same or similar issues. The fair value of the Redeemable Financial Instrument is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor.

As of June 30, 2013 and March 31, 2013, the Company did not have financial assets or liabilities that would require measurement on a recurring basis, based on the guidance in ASC 820. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.

Assets measured at fair value on a nonrecurring basis

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. The Company did not record an impairment charge during the three months ended June 30, 2013 or June 30, 2012.

Note 8 - Related Party Transactions

In January 2013, the Company and Mr. Elkins, a member of our Board of Directors, entered into a one-year consulting agreement for Mr. Elkins to provide certain financial advisory services through Roxbury Advisory, LLC, a company controlled by Mr. Elkins. Purchases of these services from Roxbury Advisory, LLC totaled $30,000 during the three months ended June 30, 2013. Mr. Elkins was affiliated with Avenue Capital, a majority shareholder of the Company, until January 2013.

Note 9 - Investments in Joint Ventures and Redeemable Noncontrolling Interest

Mr. Olympia, LLC

In April 2005, the Company entered into a limited liability company agreement to form a joint venture, Mr. Olympia, LLC (“Olympia”), to manage and promote the Mr. Olympia fitness events. In September 2011, the Company and the other limited liability company member entered into an amendment to the limited liability company agreement (the "Amendment"), which, among other things, extended the time period that the Company could be required to purchase all the limited liability company units from the other member, from April 2015 to October 2019, for a fixed price of $3.0 million cash (the "Olympia Put Option"). The Amendment also extended the time period that the Company could require the other limited liability company member to sell to the Company all its limited liability company units from April 2015 to April 2020, for $3.0 million cash (the “Olympia Call Option”).

In April 2005, the other limited liability company member licensed certain trademarks related to the Mr. Olympia fitness events (collectively, the “Olympia Trademarks”) to Olympia for $3.0 million, payable by the Company over a 10-year period (the “License Fee”). Upon the exercise of the Olympia Put Option or the Olympia Call Option, the ownership of the Olympia Trademarks will be transferred to Olympia. If the Olympia Put Option or the Olympia Call Option is not exercised, then Olympia will retain the license to the Olympia Trademarks in perpetuity. The License Fee has been recorded as other identified intangibles, and the final payment was made in April 2013.

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

The Company follows the accounting for noncontrolling interest in equity that is redeemable at terms other than fair value. Accordingly, the Company has reflected the noncontrolling interest's equity within temporary equity for the Olympia joint venture as the Olympia joint venture’s securities are currently redeemable, pursuant to the terms of the Olympia Put Option. As a result, the Company has recorded the Olympia Put Option, at a minimum, equal to the maximum redemption amount as “Redeemable noncontrolling interest” in the accompanying financial statements.

There was no revenue or net income generated by Olympia during the three months ended June 30, 2013 and 2012.

Radar Online, LLC

In October 2008, the Company entered into a limited liability company agreement to form Radar Online, LLC, a joint venture ("Radar"), to manage Radar Online, a website focusing on celebrity and entertainment news. Though the Company owns 50% of Radar and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Radar using the equity method. The operating results of Radar were insignificant to the Company’s consolidated financial statements for the three months ended June 30, 2013 and 2012. The management fees receivable from Radar totaled $2.2 million as of June 30, 2013 and March 31, 2013. The management fees are fully reserved, due to Radar's inability to pay the management fees at this time, and revenue has not been recognized during the three months ended June 30, 2013 and 2012 related to those management fees.

Odyssey Magazine Publishing Group, Inc. (formerly known as Odyssey Magazine Publishing Group, LLC)

In June 2011, the Company entered into a limited liability company agreement to form a joint venture, Odyssey Magazine Publishing Group, LLC (“Odyssey”). Odyssey was initially capitalized by the Company and the other limited liability company member (the “LLC Member”) with a total of $23.0 million in cash, and the Company and the LLC Member each received an initial 50% ownership interest in Odyssey. In April 2012, pursuant to the exercise of a put option by the LLC Member, the Company and the LLC Member entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”) ,which required the Company to purchase all of the LLC Member’s interest in Odyssey for approximately $13.3 million, payable on a quarterly basis over a two-year period. Through June 2012, the Company paid approximately $6.1 million.

Effective April 2012, Odyssey was no longer deemed a variable interest entity. However, the Company continues to consolidate Odyssey based on the Company’s control of Odyssey and the right to receive 100% of the net income (loss) of Odyssey, the obligation to provide all required capital contributions to Odyssey and the obligation to purchase all of the LLC Member's interest in Odyssey. As such, the Company has accounted for the Membership Interest Purchase Agreement as a mandatorily redeemable financial instrument, and the future obligation has been reflected as a liability because the Company has an unconditional obligation to pay a fixed amount, in cash, on specified dates.

In August 2012, Odyssey was converted from a limited liability company to a corporation (the “Conversion”) and its name was changed to Odyssey Magazine Publishing Group, Inc. (“Odyssey Corporation”). Upon the Conversion, Odyssey Corporation was authorized to issue 1,000 shares of $0.0001 par value common stock (the “Common Stock”) and 1,000 shares of $0.0001 par value preferred stock designated as Series A preferred stock (the “Series A Preferred Stock”). The Series A Preferred Stock, among other rights, ranks senior and prior to the shares of Common Stock upon the distribution of assets upon a liquidation, dissolution or winding up of Odyssey Corporation; is not redeemable; is non-transferable, except in accordance with the preferred stock purchase agreement described below; and has no voting rights. Concurrent with the Conversion, the membership interest held by each of the Company and the LLC Member in Odyssey was canceled and converted into (i) for the Company, 1,000 shares of Common Stock and 731 shares of Series A Preferred Stock in Odyssey Corporation, and (ii) for the LLC Member, 269 shares of Series A Preferred Stock in Odyssey Corporation.

In connection with the Conversion, the Company and the LLC Member entered into a preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) wherein the Company will purchase the LLC Member’s shares of Series A Preferred Stock in Odyssey Corporation for approximately $7.2 million, payable on a quarterly basis through March 31, 2014. In accordance with the Preferred Stock Purchase Agreement, the Membership Interest Purchase Agreement was terminated. All other terms of the Preferred Stock Purchase Agreement are substantially the same as the Membership Interest Purchase Agreement.

The Company has paid approximately $4.2 million and the remaining discounted obligation under the Preferred Stock Purchase Agreement is reflected as a redeemable financial instrument in the accompanying financial statements. The remaining undiscounted obligation of $2.9 million will be paid during the remainder of fiscal 2014.

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

The Company and the ZAM LLC Member anticipate ZAM will be capitalized during fiscal 2014 and operations will commence.

Redeemable Noncontrolling Interest

The following table reconciles equity attributable to the redeemable noncontrolling interest (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Balance, beginning of year	$3,000	$15,620
Reduction in noncontrolling interest	—	(12,500)
Balance, end of period	$3,000	$3,120

Note 10 - Commitments and Contingencies

Litigation

On March 10, 2009, Anderson News, L.L.C. and Anderson Services, L.L.C., magazine wholesalers (collectively, “Anderson”), filed a lawsuit against American Media, Inc., DSI, and various magazine publishers, wholesalers and distributors in the Federal District Court for the Southern District of New York (the “Anderson Action”). Anderson's complaint alleged that the defendants violated Section 1 of the Sherman Act by engaging in a purported industry-wide conspiracy to boycott Anderson and drive it out of business. Plaintiffs also purported to assert claims for defamation, tortious interference with contract and civil conspiracy. The complaint did not specify the amount of damages sought. On August 2, 2010, the District Court dismissed the action in its entirety with prejudice and without leave to replead and, on October 25, 2010, denied Anderson's motion for reconsideration of the dismissal decision. Anderson appealed the District Court's decisions.

On April 3, 2012, the Second Circuit issued a decision reversing the dismissal of the lawsuit and reinstating the antitrust and state law claims (except the defamation claim, which Anderson withdrew), and, on January 7, 2013, the United States Supreme Court declined to review the Second Circuit decision. Following the Second Circuit decision, the case has been proceeding in the District Court and the parties are engaged in discovery, which is scheduled to be completed in November 2013.

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

In an order of the Delaware bankruptcy court, entered on November 14, 2011, American Media, Inc. and four other creditors (collectively, the “Creditors”), which also are defendants in the Anderson Action, were granted the right to file lawsuits against Anderson insiders asserting Anderson's claims identified by the examiner. The Creditors' retention of counsel to pursue the claims on a contingency fee basis was also approved. On November 14, 2011, pursuant to this order, a complaint was filed against 10 defendants. The bankruptcy court, however, has entered a stay of discovery pending conclusion of fact discovery in the Anderson Action.

While it is not possible to predict the outcome of the Anderson Action or to estimate the impact on American Media, Inc. and DSI of a final judgment against American Media, Inc. and DSI (if that were to occur), American Media, Inc. and DSI believe that the claims asserted by Anderson, in the Anderson Action, are meritless. American Media, Inc. and DSI have antitrust claim insurance that covers defense costs. American Media, Inc. and DSI have filed a claim for insurance coverage with regard to the Anderson Action and certain of their defense costs are being paid by the insurer, and, in the event of a settlement or a damages award by the Court and subject to the applicable policy limits, they anticipate seeking reimbursement from the insurer for payment of such settlement or damages. American Media, Inc. and DSI will continue to vigorously defend the case.

In addition, because the focus of some of our publications often involves celebrities and controversial subjects, the risk of defamation or invasion of privacy litigation exists. Our experience indicates that the claims for damages made in celebrity lawsuits are usually inflated and such lawsuits are usually defensible and, in any event, any reasonably foreseeable material liability or settlement would likely be covered by insurance, subject to any applicable deductible. We also periodically evaluate and assess the risks and uncertainties associated with our pending litigation disregarding the existence of insurance that would cover liability for such litigation. At present, in the opinion of management, after consultation with outside legal counsel, the liability resulting from pending litigation, even if insurance were not available, is not expected to have a material effect on our consolidated financial statements.

Note 11 - Business Segment Information

The Company has five reporting segments: Celebrity Brands, Women’s Active Lifestyle, Men’s Active Lifestyle, Publishing Services and Corporate and Other. The operating segments are based on each having the following characteristics: the operating segments engage in similar business activities from which they earn revenues and incur expenses; the operating results are regularly reviewed by the chief operating decision maker (the "CODM"), and there is discrete financial information. The Company does not aggregate any of its operating segments.

The Celebrity Brands segment includes National Enquirer, Star, OK!, Globe, National Examiner, Soap Opera Digest and Country Weekly.

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

The Company’s accounting policies for the business segments are the same as those described in Note 2, "Summary of Significant Accounting Policies," to the audited financial statements included in the 2013 Form 10-K. The following information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation.

Segment information for the three months ended June 30, 2013 and 2012 and the assets employed as of June 30, 2013 and March 31, 2013 are as follows:

	Three Months Ended
	June 30,
(in thousands)	2013	2012
Operating revenues
Celebrity Brands	$51,388	$54,035
Women's Active Lifestyle Group	16,760	14,191
Men's Active Lifestyle Group	16,104	13,998
Publishing Services	5,826	6,270
Corporate and Other	1,977	526
Unallocated corporate (eliminations) (1)	(1,663)	(1,796)
Total operating revenues	$90,392	$87,224

Operating income (loss)
Celebrity Brands	$18,458	$16,801
Women's Active Lifestyle Group	3,014	2,304
Men's Active Lifestyle Group	5,287	3,906
Publishing Services	589	709
Corporate and Other	(10,782)	(10,930)
Total operating income (loss)	$16,566	$12,790

Depreciation and amortization
Celebrity Brands	$835	$787
Women's Active Lifestyle Group	143	53
Men's Active Lifestyle Group	160	58
Publishing Services	121	223
Corporate and Other	1,833	1,180
Total depreciation and amortization	$3,092	$2,301

Amortization of deferred rack costs
Celebrity Brands	$1,600	$2,453
Women's Active Lifestyle Group	74	76
Men's Active Lifestyle Group	10	10
Corporate and Other	—	7
Total amortization of deferred rack costs	$1,684	$2,546

Total Assets	June 30, 2013	March 31, 2013
Celebrity Brands	$339,487	$336,722
Women's Active Lifestyle Group	72,381	70,956
Men's Active Lifestyle Group	113,945	113,539
Publishing Services	7,736	7,837
Corporate and Other (2)	59,617	48,397
Total assets	$593,166	$577,451

(1)	This amount represents revenues from intersegment transactions, primarily with the Publishing Services segment.

(2)	Amounts are primarily comprised of inventories, prepaid expenses, property and equipment, deferred debt costs and certain other assets.

Geographic Data

The Company operates principally in two geographic areas, the United States of America and Europe (primarily the United Kingdom). There were no significant transfers between geographic areas during the three months ended June 30, 2013 and 2012. The following table presents revenue by geographical area for the three months ended June 30, 2013 and 2012 and all identifiable assets related to the operations in each geographic area as of June 30, 2013 and March 31, 2013:

	Three Months Ended
	June 30,
(in thousands)	2013	2012
Operating revenues:
United States of America	$87,236	$83,752
Europe	3,156	3,472
Total operating revenues	$90,392	$87,224

(in thousands)	June 30, 2013	March 31, 2013
Assets:
United States of America	$584,687	$568,733
Europe	8,479	8,718
Total assets	$593,166	$577,451

Note 12 - Supplemental Condensed Consolidating Financial Information

The following tables present unaudited condensed consolidating financial statements of (a) the parent company, American Media, Inc., as issuer of the Senior Secured Notes; (b) on a combined basis, the subsidiary guarantors of the Senior Secured Notes; and (c) on a combined basis, the subsidiaries that are not guarantors of the Senior Secured Notes. Separate financial statements of the subsidiary guarantors are not presented because the parent company owns all outstanding voting stock of each of the subsidiary guarantors and the guarantee by each subsidiary guarantor is full and unconditional and joint and several. As a result and in accordance with Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company includes the following tables in these notes to the unaudited condensed consolidated financial statements:

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2013
(in thousands)

ASSETS	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,671	$2,164	$—	$3,835
Trade receivables, net	—	48,257	1,841	—	50,098
Inventories	—	15,687	565	—	16,252
Prepaid expenses and other current assets	—	24,574	939	(5,487)	20,026
Total current assets	—	90,189	5,509	(5,487)	90,211
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,843	—	—	3,843
Furniture, fixtures and equipment	—	44,385	696	—	45,081
Less – accumulated depreciation	—	(27,367)	(555)	—	(27,922)
Total property and equipment, net	—	20,861	141	—	21,002
OTHER ASSETS:
Deferred debt costs, net	9,404	—	—	—	9,404
Deferred rack costs, net	—	5,667	—	—	5,667
Other long-term assets	—	1,575	—	—	1,575
Investment in subsidiaries	529,434	264	—	(529,698)	—
Total other assets	538,838	7,506	—	(529,698)	16,646
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	182,388	4,510	—	186,898
Other identified intangibles, net	—	272,409	6,000	—	278,409
Total goodwill and other identified intangible assets	—	454,797	10,510	—	465,307
Due from affiliates	—	124,352	—	(124,352)	—
TOTAL ASSETS	$538,838	$697,705	$16,160	$(659,537)	$593,166
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$29,336	$480	$—	$29,816
Accrued expenses and other liabilities	—	1,900	4,590	16,411	22,901
Accrued interest	2,852	—	—	—	2,852
Redeemable financial instruments	2,529	—	—	—	2,529
Deferred revenues	—	35,294	2,010	—	37,304
Total current liabilities	5,381	66,530	7,080	16,411	95,402
NON-CURRENT LIABILITIES:
Senior secured notes, net	469,889	—	—	—	469,889
Revolving credit facility	28,600	—	—	—	28,600
Other non-current liabilities	—	3,900	—	—	3,900
Deferred income taxes	—	99,558	(33)	(30,196)	69,329
Due to affiliates	111,922	—	4,132	(116,054)	—
Total liabilities	615,792	169,988	11,179	(129,839)	667,120
Redeemable noncontrolling interest	—	—	3,000	—	3,000
STOCKHOLDER'S (DEFICIT) EQUITY:
Total stockholder's (deficit) equity	(76,954)	527,717	1,981	(529,698)	(76,954)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$538,838	$697,705	$16,160	$(659,537)	$593,166

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2013
(in thousands)

ASSETS	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$683	$1,692	$—	$2,375
Trade receivables, net	—	41,169	1,916	—	43,085
Inventories	—	12,600	556	—	13,156
Prepaid expenses and other current assets	—	21,000	646	(5,487)	16,159
Total current assets	—	75,452	4,810	(5,487)	74,775
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,867	—	—	3,867
Furniture, fixtures and equipment	—	40,666	685	—	41,351
Less – accumulated depreciation	—	(25,418)	(532)	—	(25,950)
Total property and equipment, net	—	19,115	153	—	19,268
OTHER ASSETS:
Deferred debt costs, net	9,789	—	—	—	9,789
Deferred rack costs, net	—	6,604	—	—	6,604
Other long-term assets	—	1,631	—	—	1,631
Investment in subsidiaries	520,082	(242)	—	(519,840)	—
Total other assets	529,871	7,993	—	(519,840)	18,024
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	182,388	4,510	—	186,898
Other identified intangibles, net	—	272,486	6,000	—	278,486
Total goodwill and other identified intangible assets	—	454,874	10,510	—	465,384
TOTAL ASSETS	$529,871	$557,434	$15,473	$(525,327)	$577,451
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$17,261	$559	$—	$17,820
Accrued expenses and other liabilities	—	2,012	5,389	17,363	24,764
Accrued interest	16,823	—	—	—	16,823
Redeemable financial instruments	3,447	—	—	—	3,447
Deferred revenues	—	33,621	923	—	34,544
Total current liabilities	20,270	52,894	6,871	17,363	97,398
NON-CURRENT LIABILITIES:
Senior secured notes, net	469,889	—	—	—	469,889
Revolving credit facility	12,000	—	—	—	12,000
Other non-current liabilities	—	3,959	—	—	3,959
Deferred income taxes	—	91,823	(6)	(22,850)	68,967
Due (from) to affiliates	105,474	(109,607)	4,133	—	—
Total liabilities	607,633	39,069	10,998	(5,487)	652,213
Redeemable noncontrolling interest	—	—	3,000	—	3,000
STOCKHOLDER'S (DEFICIT) EQUITY:
Total stockholder's (deficit) equity	(77,762)	518,365	1,475	(519,840)	(77,762)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$529,871	$557,434	$15,473	$(525,327)	$577,451

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$49,031	$1,244	$—	$50,275
Advertising	—	31,120	1,591	—	32,711
Other	—	7,085	321	—	7,406
Total operating revenues	—	87,236	3,156	—	90,392
OPERATING EXPENSES:
Editorial	—	9,086	350	—	9,436
Production	—	22,495	740	—	23,235
Distribution, circulation and other cost of sales	—	15,577	653	—	16,230
Selling, general and administrative	—	21,054	779	—	21,833
Depreciation and amortization	—	3,070	22	—	3,092
Total operating expenses	—	71,282	2,544	—	73,826
OPERATING INCOME	—	15,954	612	—	16,566
OTHER INCOME (EXPENSE):
Interest expense	(14,728)	51	—	—	(14,677)
Amortization of deferred debt costs	(385)	—	—	—	(385)
Other expenses, net	—	(251)	—	—	(251)
Total other expense, net	(15,113)	(200)	—	—	(15,313)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(15,113)	15,754	612	—	1,253
(BENEFIT) PROVISION FOR INCOME TAXES	(5,612)	5,953	147	—	488
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	10,266	465	—	(10,731)	—
NET INCOME	765	10,266	465	(10,731)	765
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$765	$10,266	$465	$(10,731)	$765
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET INCOME	$765	$10,266	$465	$(10,731)	$765
Foreign currency translation adjustment	—	—	43	—	43
Comprehensive income	765	10,266	508	(10,731)	808
Less: comprehensive income attributable to the noncontrolling interest	—	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$765	$10,266	$508	$(10,731)	$808

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$51,302	$1,326	$—	$52,628
Advertising	—	26,731	1,855	—	28,586
Other	—	5,655	355	—	6,010
Total operating revenues	—	83,688	3,536	—	87,224
OPERATING EXPENSES:
Editorial	—	10,691	438	—	11,129
Production	—	23,663	784	—	24,447
Distribution, circulation and other cost of sales	—	16,553	760	—	17,313
Selling, general and administrative	—	18,149	1,095	—	19,244
Depreciation and amortization	—	2,284	17	—	2,301
Total operating expenses	—	71,340	3,094	—	74,434
OPERATING INCOME	—	12,348	442	—	12,790
OTHER INCOME (EXPENSE):
Interest expense	(14,641)	—	—	—	(14,641)
Amortization of deferred debt costs	(341)	—	—	—	(341)
Other expenses, net	—	(30)	—	—	(30)
Total other expense, net	(14,982)	(30)	—	—	(15,012)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(14,982)	12,318	442	—	(2,222)
(BENEFIT) PROVISION FOR INCOME TAXES	(5,560)	4,475	117	—	(968)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	8,168	321	—	(8,489)	—
NET (LOSS) INCOME	(1,254)	8,164	325	(8,489)	(1,254)
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(1,254)	$8,164	$325	$(8,489)	$(1,254)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(1,254)	$8,164	$325	$(8,489)	$(1,254)
Foreign currency translation adjustment	—	—	(47)	—	(47)
Comprehensive (loss) income	(1,254)	8,164	278	(8,489)	(1,301)
Less: comprehensive loss (income) attributable to the noncontrolling interest	—	—	—	—	—
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(1,254)	$8,164	$278	$(8,489)	$(1,301)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(27,636)	$17,672	$1,272	$(500)	$(9,192)
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(3,331)	—	—	(3,331)
Purchase of intangible assets	—	(1,013)	—	—	(1,013)
Other	—	(249)	(300)	—	(549)
Net cash used in investing activities	—	(4,593)	(300)	—	(4,893)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	34,600	—	—	—	34,600
Repayment to revolving credit facility	(18,000)	—	—	—	(18,000)
Payments for redemption of Odyssey preferred stock	(1,022)	—	—	—	(1,022)
Due to (from) affiliates	12,058	(12,058)	—	—	—
Dividends paid to parent	—	—	(500)	500	—
Net cash provided by (used in) financing activities	27,636	(12,058)	(500)	500	15,578
Effect of exchange rate changes on cash	—	(33)	—	—	(33)
Net increase in Cash and Cash Equivalents	—	988	472	—	1,460
Cash and Cash Equivalents, Beginning of Period	—	683	1,692	—	2,375
Cash and Cash Equivalents, End of Period	$—	$1,671	$2,164	$—	$3,835

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(23,033)	$13,540	$1,099	$(310)	$(8,704)
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(1,440)	—	—	(1,440)
Purchase of intangible assets	—	(512)	—	—	(512)
Other	—	11	(300)	—	(289)
Net cash used in investing activities	—	(1,941)	(300)	—	(2,241)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	24,000	—	—	—	24,000
Repayments to revolving credit facility	(7,000)	—	—	—	(7,000)
Payments to noncontrolling interest holders of Odyssey	(6,130)	—	—	—	(6,130)
Due to (from) affiliates	12,163	(12,163)	—	—	—
Dividends paid to parent	—	—	(310)	310	—
Net cash provided by (used in) financing activities	23,033	(12,163)	(310)	310	10,870
Effect of exchange rate changes on cash	—	(417)	—	—	(417)
Net (decrease) increase in Cash and Cash Equivalents	—	(981)	489	—	(492)
Cash and Cash Equivalents, Beginning of Period	—	3,185	2,041	—	5,226
Cash and Cash Equivalents, End of Period	$—	$2,204	$2,530	$—	$4,734

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our 2013 Form 10-K and the unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, but not limited to, those discussed in "Cautionary Statements Regarding Forward-Looking Information" and "Risk Factors" included in this Quarterly Report and the 2013 Form 10-K. Our MD&A is presented in the following sections:

•	Executive Summary

•	Current Developments and Management Action Plans

•	Results of Operations

•	Operating Segment Results

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Off-Balance Sheet Financing

•	Application of Critical Accounting Estimates

•	Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY

References to our first quarter (e.g. "first quarter of fiscal 2014") refer to our fiscal quarter ended June 30th of the applicable fiscal year. Each fiscal year ends on March 31st.

We are a leading content centric media company specializing in the fields of celebrity journalism and active lifestyle. Our well-known brands include, but are not limited to, National Enquirer, Star, OK!, Globe, National Examiner, Shape, Fit Pregnancy, Natural Health, Men's Fitness, Muscle & Fitness and Flex. We are platform agnostic and distribute our content across multiple platforms, including print, digital, websites, mobile, tablets and video. We circulate our print publications utilizing single copy and subscription sales using national distributors, wholesalers, retailers and the U.S. Postal Service. Total circulation of our print publications with a frequency of six or more times per year were approximately 5.8 million copies per issue during the first quarter of fiscal 2014.

Our operating revenue is derived primarily from our media content and advertising sales through print and digital platforms (including websites, mobile, tablets and video). Circulation revenue is 56% of our operating revenue for the first quarter of fiscal 2014. Single copy sales are 77% of the circulation revenue, with the remaining 23% coming from subscription sales. Our print advertising revenue is 33% of our operating revenue and our digital revenue is 6% of our operating revenue for the first quarter of fiscal 2014.

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

CURRENT DEVELOPMENTS AND MANAGEMENT ACTION PLANS

Current Developments

During the first quarter of fiscal 2014, we continued expanding the availability of our print content through a number of different digital platforms (e.g. websites, mobile, tablets, video and social media).

Our digital revenue for the first quarter of fiscal 2014 increased 105%, to $5.6 million, as compared to the first quarter of fiscal 2013. We now have a fully integrated print and digital sales team of more than 90 sellers, with a dozen digital brand champions across all the websites. We believe we have the optimal structure to respond to our advertisers' requests for integrated marketing solutions for combined print and digital, as well as digital-only programs. In April 2013, we became the first publisher to partner with Walmart on digital edition subscription sales. Shape and OK! customers at Walmart are able to download a free digital copy of the issue, which will offer the customer a special offer for a one-year digital subscription. As of June 30, 2013, 13.9% of our total paid subscriptions of 4.0 million are digital; this is more than two times the industry norm.

The relaunch of Men's Fitness and Shape in both print and digital formats has been a success, as we are experiencing an increase in circulation and advertising revenue. During the first quarter of fiscal 2014, circulation and advertising revenue increased 50% and 94%, respectively, for Men's Fitness, over the comparable prior year period, which was due, in part, to the publishing of one additional issue during the first quarter of fiscal 2014. Circulation and advertising revenue increased 24% and 21%, respectively, for Shape during the first quarter of fiscal 2014 over the comparable prior year period.

In April 2013, we redesigned Men's Fitness, taking it from a gym-focused, work-out only magazine to one targeting young men with active lifestyles and have positioned fitness as the new measure of success; how being fit allows you to succeed in all aspects of your life. The new vision of Men's Fitness has attracted new luxury goods advertisers and the June and July/August issues have more than 25 new advertisers who had not previously invested in Men's Fitness.

In May 2013, Shape magazine regained the number one share-of-market position in newsstand sales growth and print advertising pages within its competitive set against Self, Fitness and Women's Health. Its website, Shape.com, is now number one, for the first time, in total unique visitors to its website against these same competitors. We are continuing to promote the Shape branded products and in August 2013 launched the Shape nutritional products in CVS, Rite Aid and Drugstore.com. We also initiated a contract with an apparel company to launch a Shape branded line of women's active wear expected to be in retail stores in March 2014.

We entered into a long-term agreement with David Zinczenko and his company, Galvanized Media, to work exclusively on Men's Fitness and to launch a branded book division for AMI utilizing the Men's Fitness, Shape and Natural Health brands. Mr. Zinczenko's first assignment was to redesign and relaunch Men's Fitness and the Shape branded book Beach Body Diet, which will go on sale in August 2013. Mr. Zinczenko was the former editor-in-chief of Men's Health and general manager of Women's Health and Rodale Books for more than 20 years.

Arnold Schwarzenegger has returned to AMI as the Group Executive Editor for Muscle & Fitness and Flex upon the completion of his term as governor of California. Since Mr. Schwarzenegger's return, we are experiencing an increase in circulation and advertising revenues. During the first quarter of fiscal 2014, circulation and advertising revenue increased 3% and 11%, respectively, for Muscle & Fitness over the comparable prior year period.

With the continued success achieved in the digital distribution of our content, we are continuing to expand our digital distribution platform across our other well-known brands by launching digital magazines, or "digi-mags," and building out our other websites. We have launched digital editions for all our brands on the Apple and Google Newsstands, Zinio, Amazon Kindle and Barnes & Noble Nook. We are also launching single-subject, single-sponsored "digi-mags" for both Apple and Android operating systems, and we are currently syndicating Shape content on Yahoo! Shine. As a result, our fiscal year 2014 video strategy will now encompass programming, marketing, distribution, sales and hosting.

During the first quarter of fiscal 2014, we became a preferred digital content partner for a new health and fitness digital application and entered into a $1.5 million contract to produce 1,000 Men's Fitness and Shape branded exercise routine videos and 10 fifteen-minute workout videos. Based on this success, we initiated another contract with the same partner to develop additional Men's Fitness and Shape branded exercise and workout videos for $3.0 million. We will create 500 exercise videos, 60 yoga videos and 20 Pilates videos, ranging in length from 30 seconds to 30 minutes. All of these videos will be incorporated into our digital content partner's health and fitness digital app. We will have the same rights to full usage of the videos that our digital content partner does.

Management Action Plans for Revenue Enhancements and Cost Savings

During fiscal 2013, we developed and implemented management action plans that resulted in revenue enhancements of $8.4 million and operating income of $3.1 million from the publishing of 27 additional pop-iconic special issues, primarily in the Celebrity Brands segment. In addition to the revenue enhancements, we developed and implemented management action plans that resulted in $13.7 million of cost savings in fiscal 2013 (the "2013 Management Action Plans"). The expense improvements were primarily in the manufacturing area related to the ongoing benefits from our RR Donnelly printing contract, print order efficiency plan, paper rate savings based on our in-house purchasing strategy, efficient book sizes and reduced employee-related expenses. We realized the benefits from the 2013 Management Action Plan in fiscal 2013 and are continuing to receive cost savings in fiscal 2014.

Reference to Management Action Plans refers to the 2013 Management Action Plans.

RESULTS OF OPERATIONS

First quarter of Fiscal 2014 compared to the First quarter of Fiscal 2013

Operating Revenue

Our circulation revenue represented 56% and 60% of our operating revenue during the first quarter of fiscal 2014 and 2013, respectively. Single copy sales accounted for 77% of total circulation revenue for the first quarter of fiscal 2014 and 2013. The remainder of circulation revenue was from subscription sales. Our digital subscription revenue was 2% and 1% of our circulation revenue during the first quarter of fiscal 2014 and 2013, respectively, and 1% of our operating revenue for the first quarter of fiscal 2014 and 2013.

Our advertising revenues are generated by national advertisers, including: packaged goods, sports nutrition products, automotive, entertainment, pharmaceutical, sports apparel, beauty, cosmetics, fashion and direct response. Our print advertising revenues represented 33% and 30% of our total operating revenues for the first quarter of fiscal 2014 and 2013, respectively. Our digital advertising revenues represented 9% and 8% of our advertising revenue during the first quarter of fiscal 2014 and 2013, respectively, and 3% of our total operating revenues during the first quarter of fiscal 2014 and 2013.

Total operating revenue increased $3.2 million, or 4%, primarily due to a $4.1 million, or 14%, increase in advertising revenue coupled with the $1.4 million increase in other revenues, partially offset by a $2.4 million, or 4%, reduction in circulation revenue.

Advertising revenue increased due to increased ad spending by beauty, packaged goods, luxury goods and pharmaceutical advertisers, primarily in Men's Fitness and Shape as a result of the relaunch of these magazines. Other revenues increased due to the video projects with our digital content partner. These increases are partially offset by the $1.2 million decline in circulation revenue due to the reduced number of specials and discontinuation of certain titles. In addition, our magazines were impacted by a 7% decline in the celebrity magazine market, resulting in a $1.2 million decline in circulation revenue.

Operating Expenses

Total operating expenses decreased $0.6 million, due to planned expense reductions pursuant to the Management Action Plans in the following areas: $1.2 million in production, $1.1 million in distribution and circulation and $1.7 million in editorial expenses. These decreases have been partially offset by a $2.6 million increase in selling, general and administrative expenses, primarily due to the continued investment in our digital strategy and the $0.8 million increase in depreciation and amortization.

Interest Expense

Interest expense has remained basically flat for the first quarter of fiscal 2014 and 2013.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs has remained comparative for the first quarter of fiscal 2014 and 2013.

Income Taxes

We recorded an income tax provision of $0.5 million during the first quarter of fiscal 2014 and an income tax benefit of $1.0 million during the first quarter of fiscal 2013. The increase in the provision is due to the $3.5 million increase in earnings before income taxes.

Net Income (Loss)

The $0.8 million of net income for the first quarter of fiscal 2014 represents a $2.0 million increase over the comparable prior year period. This increase is primarily attributable to the increased operating income of $3.8 million, partially offset by the $0.3 million increase in other expenses and the $1.5 million increase in income tax provision.

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

The Publishing Services segment includes services provided to publishing and non-publishing clients such as placement and monitoring of supermarket racks, marketing and merchandising of magazines and strategic management services for publishers, including back-office financial functions.

The Corporate and Other segment primarily includes the international licensing of certain health and fitness publications, photo syndication for all our magazines as well as corporate overhead.

We use operating income (loss) as a primary basis for the chief operating decision maker to evaluate the performance of each of our operating segments. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. Our calculations of operating income (loss) herein may be different from the calculations used by other companies, therefore comparability may be limited. The accounting policies of our operating segments are the same as those applied in our consolidated financial statements included in Note 2, "Summary of Significant Accounting Policies" in the 2013 Form 10-K.

First quarter of Fiscal 2014 compared to the First quarter of Fiscal 2013

The following information has been derived from the accompanying financial statements for the first quarter of fiscal 2014 and 2013:

							Percent change for the
	First Quarter of						first quarter of
	Fiscal 2014			Fiscal 2013			fiscal 2014 vs. 2013
in thousands	Operating Revenues	Percent of Total	Operating Income (Loss)	Operating Revenues	Percent of Total	Operating Income (Loss)	Operating Revenues	Operating Income (Loss)
Celebrity Brands	$51,388	57%	$18,458	$54,035	62%	$16,801	(5)%	10%
Women's Active Lifestyle	16,760	19%	3,014	14,191	16%	2,304	18%	31%
Men's Active Lifestyle	16,104	18%	5,287	13,998	16%	3,906	15%	35%
Publishing Services	5,826	6%	589	6,270	7%	709	(7)%	(17)%
Corporate and other	1,977	2%	(10,782)	526	1%	(10,930)	276%	(1)%
Intersegment eliminations	(1,663)	(2)%	—	(1,796)	(2)%	—	(7)%	—%
Total	$90,392	100%	$16,566	$87,224	100%	$12,790	4%	30%

Total operating revenue increased $3.2 million, or 4%, primarily due to increased advertising in the Women’s Active Lifestyle and Men's Active Lifestyle segments, partially offset by a 7% decline in the celebrity newsstand market, which impacted the Celebrity Brands segment and Publishing Services segment.

Total operating income increased $3.8 million, or 30%, primarily due to the increases in operating revenue mentioned above coupled with the planned expense savings pursuant to the Management Action Plans.

Celebrity Brands Segment

The Celebrity Brands segment comprised 57% and 62% of our consolidated operating revenue for the first quarter of fiscal 2014 and 2013, respectively. The editorial point of view is celebrity news covering television, musicians, fashion, beauty health, crime and human interest stories. This segment consists of the following brands in print and digital:

•	National Enquirer, a weekly, hard news, investigating tabloid covering all celebrities, crime, human interest, health, fashion and beauty;

•	Star, a weekly, celebrity-focused, news-based, glossy magazine covering movie, television, reality and music celebrities. Star's editorial content has fashion, beauty, accessories and health sections;

•
OK!, a younger weekly, celebrity-friendly, news-based, glossy magazine covering the stars of movies, television, reality and music. OK!’s editorial content has fashion, beauty and accessories sections; OKMagazine.com is a digital site that, in addition to celebrity news and gossip, differentiates itself through its use of online communities and social media to encourage a dialog between users, including their editorial point of view;

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

Operating Revenue

Total operating revenue in the Celebrity Brands segment was $51.4 million for the first quarter of fiscal 2014, representing a decrease of $2.6 million, or 5%. Circulation revenue decreased $2.4 million during the first quarter of fiscal 2014, of which $1.2 million was due to discontinuation of certain titles and the reduced number of specials, coupled with a 7% decline in the celebrity newsstand market ($1.2 million). Advertising revenue from our continuing publications increased $0.3 million during the first quarter of fiscal 2014, the first increase in four years, which was completely offset by the titles that were discontinued.

Operating Income

The Celebrity Brands segment operating income increased $1.7 million, or 10%, to $18.5 million in the first quarter of fiscal 2014 versus the comparable prior year period. This increase was due to our Management Action Plans implemented in fiscal 2013, which reduced expenses by $4.3 million, partially offset by the revenue decline discussed above.

Women’s Active Lifestyle Segment

The Women’s Active Lifestyle segment represented 19% and 16% of our consolidated operating revenue for the first quarter of fiscal 2014 and 2013, respectively. This group of editorial media content platforms provide information to women on the latest exercise techniques, yoga, Pilates, health, nutrition, beauty and fashion trends. This segment consists of the following brands in print and digital:

•
Shape, a publication that provides women’s services information on the cutting edge of physical fitness, nutrition, health, psychology and other inspirational topics to help women lead a healthier lifestyle and also offers extensive beauty and fashion coverage; Shape.com mirrors the magazine's editorial point of view but features daily coverage of what today's women need to "shape their lives;"

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

Operating Revenue

Total operating revenue in the Women’s Active Lifestyle segment was $16.8 million during the first quarter of fiscal 2014, an increase of $2.6 million, or 18%, from prior year. Advertising revenue increased $2.0 million, primarily due to the relaunch of Shape magazine featuring celebrity covers, which generated great interest from beauty, fashion and retail advertisers. In addition, the new celebrity covers resulted in a $0.5 million increase in circulation revenue over the comparable prior year period.

Operating Income

Operating income in the Women’s Active Lifestyle segment increased during the first quarter of fiscal 2014 from prior year by $0.7 million, or 31%, to $3.0 million. This increase was primarily attributable to the revenue increases described above, partially offset by a $1.9 million increase in operating expenses, primarily in production, advertising and sales promotion costs.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment represented 18% and 16% of our consolidated operating revenue for the first quarter of fiscal 2014 and 2013, respectively. This group of media content platforms provides information to men 18 to 34 years old on the latest exercise, physique training and professional bodybuilding techniques, health and nutrition. This segment also includes the Mr. Olympia event and consists of the production and sale of the following brands in print and digital formats:

•
Men’s Fitness, an active lifestyle magazine for 18 to 34 year olds. In its pages, fitness is positioned as the new measure of success and is reflected in editorial coverage of men's fashion, grooming, automotive, finance, travel and other lifestyle categories. Men's Fitness is also home to the latest exercise techniques in sports training, nutrition and health. Men'sFitness.com provides everything for every man in terms of a healthy and fit lifestyle;

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

•	Muscle & Fitness e-commerce store selling pre and post workout sports nutritional supplements supported by Muscle & Fitness magazine content;

•
Mr. Olympia, a four-day event held annually in September in Las Vegas, attracting more than 30,000 fans that appeals to bodybuilding and fitness experts from around the world; includes a two-day health and fitness expo with 340 exhibitors including physical exercise challenges and merchandising opportunities that culminates with the most prestigious and largest event in bodybuilding and fitness, the Mr. Olympia contest; and

•
Weider UK, a wholly-owned subsidiary, publishes Muscle & Fitness and Flex in the United Kingdom, France, Italy, Germany, Holland and Australia. Each market edition is in a local language, with local content, and has its own website.

Operating Revenue

Total operating revenue in the Men’s Active Lifestyle segment was $16.1 million during the first quarter of fiscal 2014, an increase of $2.1 million, or 15%, from prior year. This increase of $2.0 million in advertising revenue was attributable to the relaunch of the Men's Fitness magazine and digital website.

Operating Income

Operating income in the Men’s Active Lifestyle segment increased during the first quarter of fiscal 2014 from prior year by $1.4 million, or 35%, to $5.3 million. This increase was attributable to higher advertising volume, as described above, partially offset by incremental costs of $0.7 million associated with the revenue growth.

Publishing Services Segment

The Publishing Services segment was 6% and 7% of our consolidated operating revenue for the first quarter of fiscal 2014 and 2013, respectively. These revenues represent services provided to publishing and non-publishing clients, such as placement and monitoring of supermarket racks, marketing and merchandising. In addition, we offer strategic management services for publishers including back-office financial functions. This segment consists of the following services provided to publishing and non-publishing clients:

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

Operating Revenue

Total operating revenue in the Publishing Services segment was $4.2 million (net of intersegment eliminations) for the first quarter of fiscal 2014, representing a decline of $0.3 million, or 7%, from prior year. This shortfall was primarily attributable to the overall decline of 9% in newsstand sales for the publishing industry, which caused a $0.6 million revenue shortfall at our distribution services group, which was partially offset by a $0.3 million increase in revenue from publishing clients utilizing our strategic management services.

Operating Income

Operating income in the Publishing Services segment decreased during the first quarter of fiscal 2014 from prior year by 17%, to $0.6 million. This decrease, as explained above, was partially offset by a $0.3 million reduction in operating expenses as a result of the implementation of our Management Action Plans.

Corporate and Other Segment

The Corporate and Other segment does not represent a significant portion of our consolidated operating revenue for the first quarter of fiscal 2014 and 2013. This segment includes the international licensing of certain health and fitness publications, photo syndication for all our media content platforms as well as corporate overhead. Corporate overhead expenses are not allocated to other segments. This includes corporate executives, production, circulation, information technology, accounting, legal, human resources, business development and administration department costs.

Operating Revenue

Total operating revenue in the Corporate and Other segment was $2.0 million for the first quarter of fiscal 2014, representing an increase of $1.5 million, or 276%, from prior year. This increase was attributable to our new digital group securing a $1.8 million contract to produce exercise videos for a major software company.

Operating Loss

Total operating loss decreased by $0.1 million, or 1%, to $10.8 million during the first quarter of fiscal 2014. There was a $1.3 million increase in employee-related expenses due to the investment in our digital group, which was more than offset by the revenue increase of $1.5 million described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had cash and cash equivalents of $3.8 million and a working capital deficit of $5.2 million.

Cash Flow Summary

The following information has been derived from the accompanying financial statements for the first quarter of fiscal 2014 and 2013. Cash and cash equivalents increased by $1.5 million during the first quarter of fiscal 2014. The change in cash and cash equivalents is as follows:

	First Quarter of		Net
in thousands	Fiscal 2014	Fiscal 2013	Change
Net income (loss)	$765	$(1,254)	$2,019
Non-cash items	6,163	4,849	1,314
Net change in operating assets and liabilities	(16,120)	(12,299)	(3,821)
Operating activities	(9,192)	(8,704)	(488)
Investing activities	(4,893)	(2,241)	(2,652)
Financing activities	15,578	10,870	4,708
Effects of exchange rates	(33)	(417)	384
Net increase (decrease) in cash and cash equivalents	$1,460	$(492)	$1,952

Operating Activities

Cash used in operating activities is primarily driven by our non-cash items, changes in working capital and impact of our results of operations. Non-cash items consist primarily of amortization of deferred rack costs, depreciation of property and equipment, amortization of other identified intangible assets and amortization of deferred debt costs.

Net cash used in operating activities increased $0.5 million during the first quarter of fiscal 2014 as compared to the same period in fiscal 2013, primarily due to the $3.8 million net change in operating assets and liabilities, partially offset by the $2.0 million increase in our results of operations and the $1.3 million net increase in non-cash items.

The net change in operating assets and liabilities is primarily due to the $10.3 million increase in trade receivables, the $4.9 million increase in prepaid expenses and the $4.5 million increase in inventories, partially offset by the increase in accounts payable and accrued expenses of $9.7 million, the increase in deferred revenue of $4.1 million, the decrease in deferred rack costs of $1.7 million and the $0.5 million change in other working capital items.

Non-cash items increased, primarily due to the increase in the provision for deferred income taxes of $1.4 million.

Investing activities

Net cash used in investing activities for the first quarter of fiscal 2014 was $4.9 million, an increase of $2.7 million, compared to $2.2 million for the first quarter of fiscal 2013. The increase is primarily attributable to the $1.9 million increase in purchases of property and equipment and the $0.5 million increase in purchases of intangible assets. The increase in purchases of property and equipment is primarily due to the implementation of the new system for enterprise resource planning and our continued investment in our digital strategy.

Financing activities

Net cash provided by financing activities for the first quarter of fiscal 2014 was $15.6 million, an increase of $4.7 million, compared to $10.9 million for the first quarter of fiscal 2013. The increase is primarily attributable to the $5.1 million decrease in payments to the noncontrolling interest holders of Odyssey and the redemption of Odyssey preferred stock.

Credit Facility and Long Term Debt

Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the “2010 Revolving Credit Facility”). The agreement governing the 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit.

During the first quarter of fiscal 2014, the Company borrowed $34.6 million and repaid $18.0 million under the 2010 Revolving Credit Facility. At June 30, 2013, the Company has available borrowing capacity of $7.0 million after considering the $28.6 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance of the 2010 Revolving Credit Facility on June 30, 2013 of $28.6 million is a non-current liability, as the outstanding balance is not due until December 2015.

Our 2010 Revolving Credit Facility requires mandatory prepayments of the loans outstanding thereunder to the extent that total revolving exposures exceed total revolving commitments. Our 2010 Revolving Credit Facility requires us to pay, from December 22, 2010 until the commitments expire under our 2010 Revolving Credit Facility, a commitment fee ranging from 0.50% to 0.75% of the unused portion of the revolving commitment. We have the option to pay interest on outstanding balances based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) based on LIBOR, in each case, plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during the first quarter of fiscal 2014 and 2013.

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

The indebtedness under our 2010 Revolving Credit Facility is guaranteed by certain of our domestic subsidiaries and is secured by liens on substantially all our assets. In addition, our obligations are secured by a pledge of all the issued and outstanding shares of, or other equity interests in, certain of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our existing or subsequently acquired or organized foreign subsidiaries. The equity interests of American Media, Inc. have not been pledged to the lenders.

First Lien Notes

In December 2010, we issued $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum, payable semi-annually, and mature in December 2017 (the “First Lien Notes”). During the first quarter of fiscal 2012, we redeemed $20.0 million in aggregate principal amount of the First Lien Notes at a redemption price equal to 103.0% of the aggregate principal amount thereof, plus accrued and unpaid interest. At June 30, 2013, the First Lien Notes represented an aggregate of $365.0 million of our indebtedness.

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

The First Lien Notes are guaranteed on a first lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility. The First Lien Notes and the guarantees thereof are secured by a first-priority lien on substantially all our assets (subject to certain permitted liens and exceptions), pari passu with the liens granted under our 2010 Revolving Credit Facility, provided that in the event of a foreclosure on the collateral or of insolvency proceedings, obligations under our 2010 Revolving Credit Facility will be repaid in full with proceeds from the collateral prior to the obligations under the First Lien Notes.

Second Lien Notes

In December 2010, we issued $104.9 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum, payable semi-annually, and mature in June 2018 (the “Second Lien Notes”). At June 30, 2013, the Second Lien Notes represented an aggregate of $104.9 million of our indebtedness.

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

The Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility and the First Lien Notes. The Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

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

As of June 30, 2013, first lien leverage ratio was 3.90 to 1.00 and the Company was in compliance with the first lien leverage ratio and the other covenants under the 2010 Revolving Credit Facility and under the indentures governing the First Lien Notes and the Second Lien Notes.

Although there can be no assurances, we anticipate that, based on current projections (including projected borrowings and repayments under the 2010 Revolving Credit Facility), our operating results for the next twelve months will be sufficient to satisfy the first lien leverage covenant under the 2010 Revolving Credit Facility. Our ability to satisfy such financial covenant is dependent on our business performing in accordance with our projections.  If the performance of our business deviates from our projections, we may not be able to satisfy such financial covenant.  Our projections are subject to a number of factors, many of which are events beyond our control, which could cause our actual results to differ materially from our projections (see "Risk Factors" included in the 2013 Form 10-K). If we do not comply with our financial covenant, we would be in default under the 2010 Revolving Credit Facility, which could result in all our debt being accelerated due to cross-default provisions in the indentures governing the First Lien Notes and the Second Lien Notes.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Adjusted EBITDA, a measure we use to gauge our operating performance, is defined as net income (loss) attributable to the Company plus interest expense, provision (benefit) for income taxes, depreciation of property and equipment, amortization of intangible assets, deferred debt costs and deferred rack costs, provision for impairment of intangible assets and goodwill, adjusted for gains or costs related to closures, launches or re-launches of publications, restructuring costs and severance and certain other costs. We believe that the inclusion of Adjusted EBITDA is appropriate to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions. We also believe that Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the impact of certain items that can differ significantly from company to company, depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments.

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

Set forth below is a reconciliation of net income (loss) attributable to American Media, Inc. and subsidiaries to Adjusted EBITDA for the three months and twelve months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Twelve Months Ended June 30,
in thousands	2013	2012	2013	2012
Net income (loss) attributable to American Media, Inc. and subsidiaries	$765	$(1,254)	$(54,220)	$21,055
Add (deduct):
Interest expense	14,677	14,641	59,815	58,265
Provision (benefit) for income taxes	488	(968)	(4,538)	(18,266)
Depreciation and amortization	3,092	2,301	10,723	9,110
Impairment of goodwill and intangible assets	—	—	54,523	—
Amortization of deferred debt costs	385	341	1,477	1,392
Amortization of deferred rack costs	1,684	2,546	7,478	10,822
Amortization of short-term racks	2,035	2,042	8,116	9,379
Restructuring costs and severance	67	729	1,733	4,911
Costs related to launches and closures of publications	481	1,105	1,497	3,484
Costs related to relaunch of Shape and Men's Fitness	150	—	2,820	—
Investment in new digital strategy	53	—	2,948	—
Proforma adjustment - licensing fee related to acquisition of Soap Opera Digest	—	439	—	439
Impact of Superstorm Sandy	182	—	4,934	—
Other	105	544	4,701	5,387
Adjusted EBITDA	$24,164	$22,466	$102,007	$105,978

Management’s Assessment of Liquidity

Our primary sources of liquidity are cash on hand and amounts available for borrowing under the 2010 Revolving Credit Facility.

The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit, and matures in December 2015. As of June 30, 2013, under the 2010 Revolving Credit Facility we had an outstanding balance of $28.6 million and available borrowing capacity of $7.0 million after giving effect to the $4.4 million of outstanding letter of credit.

As of June 30, 2013, in addition to outstanding borrowings under the 2010 Revolving Credit Facility, there was $469.9 million principal amount of outstanding senior secured debt, consisting of $365.0 million principal amount of the First Lien Notes and $104.9 million principal amount of the Second Lien Notes.

We believe we have access to sufficient capital to continue our planned operations for the 12 months following the balance sheet date of June 30, 2013. We believe that available cash at June 30, 2013 and amounts available under our 2010 Revolving Credit Facility will mitigate future possible cash flow requirements. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since March 31, 2013.

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

Goodwill and Intangible Assets

There was no provision for impairment charges during the first quarter of fiscal 2014 or 2013. The Company will continue to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company's financial statements, and impairment charges to the Company's goodwill or other identified intangible assets in future periods could be material to the Company's results of operations.

As of June 30, 2013, we identified three reporting units with an excess fair value over carrying value of less than 25%. As of June 30, 2013, National Enquirer, Globe and Flex reporting units had goodwill balances of $59.0 million, $31.1 million and $7.2 million, respectively. For all other reporting units, the fair value is substantially in excess of carrying value as of June 30, 2013. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an additional impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. The Company will continue to monitor the recoverability of its remaining goodwill.

Refer to Part II. Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K for a discussion of our critical accounting estimates.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Part I, Item 1, Note 2, "Significant Accounting Policies" in the notes to consolidated financial statements in this Quarterly Report for a discussion regarding new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial risks in the ordinary course of our business. These risks primarily result from volatility in interest rates, foreign exchange rates, inflation and other general market risks.

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. Our primary interest rate risk exposure relates to: (i) the interest rate risk on long-term borrowings, (ii) the impact of interest rate movements on our ability to meet interest expense requirements and comply with financial covenants, and (iii) the impact of interest rate movements on our ability to obtain adequate financing to fund acquisitions, if any.

We generally manage our exposure to interest rate fluctuations through the use of a combination of fixed and variable rate debt. At June 30, 2013, we had $469.9 million outstanding in fixed rate debt. There are no earnings or liquidity risks associated with the Company’s fixed rate debt. Under the 2010 Revolving Credit Facility, we have $28.6 million outstanding in variable rate debt at June 30, 2013. The Company is subject to earnings and liquidity risks associated with the variable rate debt.

To date, we have not entered into any derivatives financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates that are designated as hedges.

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

To date, we have not entered into any derivatives financial instruments for the purpose of reducing our exposure to adverse fluctuations in foreign currency exchange rates that are designated as hedges.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the first quarter of fiscal 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material changes to the material pending legal proceedings described in our 2013 Form 10-K, under the heading Part I, Item 3, "Legal Proceedings."

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our 2013 Form 10-K, under the heading Part I, Item 1A, "Risk Factors."

Item 6. Exhibits.

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA, INC.

Date:	August 14, 2013	by:	/s/ David J. Pecker

David J. Pecker
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2013	by:	/s/ Christopher Polimeni

Christopher Polimeni
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	‡	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	%	XBRL Instance Document
101.SCH	%	XBRL Taxonomy Extension Schema Document
101.CAL	%	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	%	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	%	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	%	XBRL Taxonomy Extension Definition Linkbase Document
*		Filed herewith
‡
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

%
In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.