Form 10-Q
period 2013-09-30
AMERICAN MEDIA INC
filed 2013-11-14
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of October 31, 2013 was 11,111,111.

AMERICAN MEDIA, INC.

Form 10-Q for the Quarter Ended September 30, 2013

American Media, Inc. and its consolidated subsidiaries are referred to in this Quarterly Report on Form 10-Q (this "Quarterly Report") as American Media, AMI, the Company, we, our and us.

FORWARD-LOOKING STATEMENTS

This Quarterly Report for the fiscal quarter ended September 30, 2013 contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements relate to our current beliefs regarding future events or our future operating or financial performance. By their nature, forward-looking statements involve risks, trends and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. We have tried, where possible, to identify such statements by using words such as "believes," "expects," "intends," "estimates," "may," "anticipates," "will," "likely," "project," "plans," "should," "could," "potential" or "continue" and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. We may also make written and oral forward-looking statements in the reports we file from time to time with the Securities and Exchange Commission (the "SEC").

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to the following:

•	our high degree of leverage and significant debt service obligations;

•	whether we decide to engage in acquisitions, enter into partnerships and joint ventures or execute publishing services agreements in the future;

•	our ability to attract and retain experienced and qualified personnel;

•	our ability to implement our business strategy;

•	changes in discretionary consumer spending patterns;

•
changes in general economic and business conditions, both nationally and internationally, which can influence the overall demand for our services and products by our customers and advertisers and affect the readership level of our publications as well as our advertising and circulation revenue;

•
increased competition, including price competition and competition from other publications and other forms of media, such as television, radio and digital concentrating on celebrity news and health and fitness;

•	changes in the price of fuel, paper, ink and postage;

•	any loss of one or more of our key vendors or key advertisers;

•	the potential effects of threatened or actual terrorist attacks or other acts of violence or war;

•	adverse results in litigation matters or any regulatory proceedings;

•	any future impairment of our goodwill or other identified intangible assets;

•	our ability to maintain an effective system of internal controls over financial reporting;

•	the effects of possible credit losses;

•	any disruption in the distribution of our magazines through wholesalers;

•	unforeseen increases in employee benefit costs; and

•	changes in accounting standards.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	September 30, 2013	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($2,611 and $740 related to VIEs, respectively)	$4,721	$2,375
Trade receivables, net of allowance for doubtful accounts of $5,648 and $5,899, respectively	38,390	43,085
Inventories	16,626	13,156
Prepaid expenses and other current assets ($1,790 and $0 related to VIEs, respectively)	24,199	16,159
Total current assets	83,936	74,775
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	3,843	3,867
Furniture, fixtures and equipment	41,425	41,351
Less – accumulated depreciation	(24,961)	(25,950)
Total property and equipment, net	20,307	19,268
OTHER ASSETS:
Deferred debt costs, net	9,001	9,789
Deferred rack costs, net	6,678	6,604
Investment in affiliates	2,555	—
Other long-term assets	1,557	1,631
Total other assets	19,791	18,024
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	186,898	186,898
Other identified intangibles, net of accumulated amortization of $116,919 and $114,545, respectively ($6,000 related to VIEs)	278,756	278,486
Total goodwill and other identified intangible assets, net	465,654	465,384
TOTAL ASSETS	$589,688	$577,451
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ($14 and $0 related to VIEs, respectively)	$14,675	$17,820
Accrued expenses and other liabilities ($2,034 and $304 related to VIEs, respectively)	27,243	24,764
Accrued interest	16,786	16,823
Redeemable financial instrument (see Note 9)	1,650	3,447
Deferred revenues ($225 and $388 related to VIEs, respectively)	35,288	34,544
Total current liabilities	95,642	97,398
NON-CURRENT LIABILITIES:
Senior secured notes	469,889	469,889
Revolving credit facility	29,500	12,000
Other non-current liabilities	3,940	3,959
Deferred income taxes	66,301	68,967
Total liabilities	665,272	652,213
COMMITMENTS AND CONTINGENCIES (See Note 10)
Redeemable noncontrolling interest (see Note 9)	4,076	3,000
STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 14,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2013 and March 31, 2013	1	1
Additional paid-in capital	822,723	822,723
Accumulated deficit	(902,176)	(900,147)
Accumulated other comprehensive loss	(208)	(339)
Total stockholders' deficit	(79,660)	(77,762)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$589,688	$577,451

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Circulation	$52,604	$54,759	$102,879	$107,387
Advertising	28,746	25,051	61,457	53,637
Other	9,254	10,076	16,660	16,086
Total operating revenues	90,604	89,886	180,996	177,110
OPERATING EXPENSES:
Editorial	9,648	9,977	19,084	21,106
Production	25,603	25,135	48,838	49,582
Distribution, circulation and other cost of sales	16,487	16,915	32,717	34,228
Selling, general and administrative	24,438	22,319	46,271	41,563
Depreciation and amortization	3,625	2,487	6,717	4,788
Total operating expenses	79,801	76,833	153,627	151,267
OPERATING INCOME	10,803	13,053	27,369	25,843
OTHER INCOME (EXPENSE):
Interest expense	(15,062)	(15,142)	(29,739)	(29,783)
Amortization of deferred debt costs	(403)	(355)	(788)	(696)
Other income (expense), net	—	20	(251)	(10)
Total other expense, net	(15,465)	(15,477)	(30,778)	(30,489)
LOSS BEFORE INCOME TAXES	(4,662)	(2,424)	(3,409)	(4,646)
INCOME TAX BENEFIT	(2,944)	(462)	(2,456)	(1,430)
NET LOSS	(1,718)	(1,962)	(953)	(3,216)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(1,076)	(781)	(1,076)	(781)
NET LOSS ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(2,794)	$(2,743)	$(2,029)	$(3,997)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET LOSS	$(1,718)	$(1,962)	$(953)	$(3,216)
Foreign currency translation adjustment	88	27	131	(20)
Comprehensive loss	(1,630)	(1,935)	(822)	(3,236)
Less: comprehensive income attributable to the noncontrolling interest	(1,076)	(781)	(1,076)	(781)
COMPREHENSIVE LOSS ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(2,706)	$(2,716)	$(1,898)	$(4,017)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(953)	$(3,216)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	4,344	3,030
Amortization of other identified intangibles	2,373	1,758
Amortization of deferred debt costs	788	696
Amortization of deferred rack costs	3,339	4,565
Deferred income tax benefit	(2,716)	(1,524)
Provision for doubtful accounts	2,311	771
Other	483	(228)
Changes in operating assets and liabilities:
Trade receivables	2,369	14,056
Inventories	(3,484)	5,056
Prepaid expenses and other current assets	(7,553)	(1,245)
Deferred rack costs	(3,413)	(2,340)
Other long-term assets	74	(10)
Accounts payable	(3,282)	1,388
Accrued expenses and other liabilities	2,279	(4,614)
Accrued interest	(37)	275
Other non-current liabilities	(19)	(176)
Deferred revenues	744	(4,316)
Total changes in operating assets and liabilities	(12,322)	8,074
Net cash (used in) provided by operating activities	(2,353)	13,926
INVESTING ACTIVITIES
Purchases of property and equipment	(5,517)	(4,034)
Purchases of intangible assets	(2,644)	(1,120)
Proceeds from sale of assets	5	56
Investment in affiliates	(2,536)	(100)
Other	(300)	(300)
Net cash used in investing activities	(10,992)	(5,498)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	47,600	32,500
Repayment to revolving credit facility	(30,100)	(32,500)
Payments for redemption of Odyssey preferred stock	(2,023)	(7,215)
Net cash provided by (used in) financing activities	15,477	(7,215)
Effect of exchange rate changes on cash	214	110
Net increase in cash and cash equivalents	2,346	1,323
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,375	5,226
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,721	$6,549

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-cash property and equipment (incurred but not paid)	$137	$98

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Note 1 - Nature of the Business

Unless otherwise noted, references to American Media, AMI, the Company, we, our and us in this Quarterly Report on Form 10-Q refer to American Media, Inc. and its consolidated subsidiaries.

American Media, Inc. was incorporated under the laws of the State of Delaware in 1990 and is headquartered in Boca Raton, Florida. We are a leading content centric media company specializing in the fields of celebrity journalism and active lifestyle. We are platform agnostic and distribute our content across multiple platforms, including print, digital, mobile, tablets and video. We circulate our print publications utilizing single copy and subscription sales using national distributors, wholesalers, retailers and the U.S. Postal Service. Total circulation of our print publications with a frequency of six or more times per year were approximately 5.9 million copies per issue during the six months ended September 30, 2013.

As of September 30, 2013, the Company published seven weekly publications: National Enquirer, Star, Globe, National Examiner, Country Weekly, OK! and Soap Opera Digest; two monthly publications: Muscle & Fitness and Flex; two publications that are published 10 times per year: Shape and Men's Fitness; and three bi-monthly publications: Fit Pregnancy, Natural Health and Muscle & Fitness Hers.

In September 2013, we divested substantially all of the assets comprising our distribution and merchandising businesses operated by Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary of American Media, Inc. DSI was an in-store product merchandising and marketing company doing business in the U.S. and Canada. DSI serviced the Company by placing and monitoring its print publications, as well as third-party publications, to ensure prominent display in major national and regional retail, drug and supermarket chains. DSI also provided marketing, merchandising and information gathering services to third parties, including non-magazine clients. The divested assets, which consisted primarily of working capital (exclusive of $3.7 million in accounts receivable which are being collected by AMI), the sales and support workforce and certain other related assets, were contributed in exchange for a membership interest in a joint venture. See Note 9, "Investments in Affiliates and Redeemable Noncontrolling Interest" for a further description.

After the divestiture of the DSI business, which was included in and comprised a majority of our publishing services segment, the publishing services segment has been combined with the corporate and other segment effective with the quarter ended September 30, 2013. Given this change, the Company has restated prior period segment information to correspond to the current segment reporting structure. See Note 11, "Business Segment Information."

References to our second quarter (e.g. "second quarter of fiscal 2014") refer to our fiscal quarters ended September 30th of the applicable fiscal year. Each fiscal year ends on March 31st.

Note 2- Significant Accounting Policies

Basis of Presentation

The information included in the foregoing interim consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. These unaudited consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") with respect to the Company's fiscal year ended March 31, 2013 (the "2013 Form 10-K"), which may be accessed through the SEC's website at http://www.sec.gov.

The results of operations for interim periods presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year or any other subsequent interim period.

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

Financial information for the Company's affiliates is reported in the accompanying financial statements with a one-month lag in reporting periods. The effect of this one-month lag on the Company's financial position and results of operations is not significant.

See Note 9, “Investments in Affiliates and Redeemable Noncontrolling Interest.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management's assessments of the probable future outcome of these matters. As a result, actual results could differ from those estimates.

Concentrations

As of September 30, 2013, single copy revenues consisted of copies distributed to retailers primarily by two major wholesalers. During the second quarter of fiscal 2014 and 2013, The News Group accounted for approximately 32% and 29%, respectively, of our total operating revenue and Source Interlink Companies accounted for approximately 14% and 16%, respectively, of our total operating revenue. During the six months ended September 30, 2013 and 2012, The News Group accounted for approximately 29% and 27%, respectively, of our total operating revenue and Source Interlink Companies accounted for approximately 14% of our total operating revenue. We have multi-year service arrangements with our major wholesalers, which provide incentives to maintain certain levels of service.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02") which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income and 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 for all public organizations. ASU 2013-02 requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 was effective for the Company beginning on April 1, 2013. The adoption of ASU 2013-02 did not have an impact on the Company's consolidated financial position, results of operations or cash flows, since this ASU concerns disclosure only.

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

Note 3 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out ("FIFO") method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventory write-downs during the six months ended September 30, 2013 and 2012 were insignificant. Inventories are comprised of the following (in thousands):

	September 30, 2013	March 31, 2013
Raw materials – paper	$14,534	$9,268
Finished product — paper, production and distribution costs of future issues	2,092	3,888
Total inventory	$16,626	$13,156

Note 4 - Goodwill and Other Identified Intangible Assets

As of September 30, 2013 and March 31, 2013, the Company had goodwill with a carrying value of $186.9 million and other identified intangible assets not subject to amortization with carrying values of $266.1 million. Other identified intangible assets not subject to amortization consist of tradenames with indefinite lives.

Identified intangible assets with finite lives subject to amortization consist of the following at September 30, 2013 and March 31, 2013 (in thousands):

		September 30, 2013			March 31, 2013
	Range of Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames	8 - 27	$10,610	$(4,742)	$5,868	$10,610	$(4,521)	$6,089
Subscriber lists	3 - 15	32,702	(31,420)	1,282	32,702	(30,328)	2,374
Customer relationships	5 - 10	2,300	(1,038)	1,262	2,300	(829)	1,471
Other intangible assets	3	6,162	(1,910)	4,252	3,518	(1,059)	2,459
		$51,774	$(39,110)	$12,664	$49,130	$(36,737)	$12,393

Amortization expense of intangible assets was $2.4 million and $1.8 million during the six months ended September 30, 2013 and 2012, respectively. Based on the carrying value of identified intangible assets recorded at September 30, 2013, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2014	$2,752
2015	2,753
2016	2,066
2017	750
2018	468
Thereafter	3,875
$12,664

The gross carrying amount and accumulated impairment losses of goodwill, as of September 30, 2013 and March 31, 2013, by reportable segment are as follows (in thousands):

	Celebrity Brands	Women's Active Lifestyle Group	Men's Active Lifestyle Group	Corporate and Other	Total
Goodwill	$428,518	$84,905	$112,296	$20,136	$645,855
Accumulated impairment losses	(304,595)	(62,841)	(80,446)	(11,075)	(458,957)
Goodwill, net of impairment losses	$123,923	$22,064	$31,850	$9,061	$186,898

The Company did not record an impairment charge during the six months ended September 30, 2013 or September 30, 2012. The Company continues to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company's financial statements and impairment charges to the Company's goodwill or other identified intangible assets in future periods could be material to the Company's results of operations.

Note 5 - Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the "2010 Revolving Credit Facility"). The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credits.

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during the six months ended September 30, 2013 and 2012.

In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during the six months ended September 30, 2013 and 2012 were insignificant.

During the six months ended September 30, 2013, the Company borrowed $47.6 million and repaid $30.1 million under the 2010 Revolving Credit Facility. At September 30, 2013, the Company has available borrowing capacity of $6.1 million after considering the $29.5 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance of the 2010 Revolving Credit Facility on September 30, 2013 of $29.5 million is included in non-current liabilities, as the outstanding balance is not due until December 2015.

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

As of September 30, 2013, the Company was in compliance with its covenants under the 2010 Revolving Credit Facility.

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

On October 2, 2013, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 10.0% per annum, are payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”), pursuant to an exchange agreement (the “Exchange Agreement”). The Second Lien PIK Notes were issued under a new indenture, by and among American Media, Inc., certain of its subsidiaries listed as guarantors thereto and Wilmington Trust, National Association, as trustee (the “Second Lien PIK Notes Indenture”). After giving effect to this exchange, approximately $10.6 million aggregate principal amount of Second Lien Notes remain outstanding.

The First Lien Notes are guaranteed on a first lien senior secured basis by the same subsidiaries of the Company that guarantee its 2010 Revolving Credit Facility. The First Lien Notes and the guarantees thereof are secured by a first-priority lien on substantially all our assets (subject to certain permitted liens and exceptions), pari passu with the liens granted under our 2010 Revolving Credit Facility, provided that in the event of a foreclosure on the collateral or of insolvency proceedings, obligations under our 2010 Revolving Credit Facility will be repaid in full with proceeds from the collateral prior to the obligations under the First Lien Notes.

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

As of September 30, 2013, the Company’s total principal amount of Senior Secured Notes was approximately $469.9 million, consisting of $365.0 million principal amount of First Lien Notes and $104.9 million principal amount of Second Lien Notes.

The indentures governing the Senior Secured Notes contain certain affirmative covenants, negative covenants and events of default. For example, the indentures governing the Senior Secured Notes contain covenants that limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the First Lien Notes and Second Lien Notes Indentures impose certain requirements as to future subsidiary guarantors. As of September 30, 2013, the Company was in compliance with all the covenants under the indentures governing the Senior Secured Notes.

Second Lien PIK Notes

The Second Lien PIK Notes are payable in kind at a rate of 10% per annum until the earliest of: (a) December 15, 2016, (b) the closing of a refinancing of the First Lien Notes or (c) upon the occurrence of certain specified events of default relating to the application of the cash interest savings and the right of first offer (any such date being the "Cash Interest Rate Conversion Date"), at which point the interest payable on the then outstanding aggregate principal amount of Second Lien PIK Notes will be payable at a cash interest rate of 13.5% per annum until the June 2018 maturity date. Subject to certain exceptions, cash interest savings resulting from the exchange of the Second Lien Notes must be used by the Company to repurchase First Lien Notes until the Cash Interest Rate Conversion Date. The participating holders have a right of first offer to sell any of their First Lien Notes to the Company before the Company makes repurchases of First Lien Notes from any other holders of the First Lien Notes, including those purchases pursuant to open market repurchases.

The Exchange Agreement also provides that, should the Company effect a refinancing of the First Lien Notes, under certain circumstances the Company may require additional exchanges at its option. Upon completion of a refinancing of the First Lien Notes, the Company may require (i) the participating holders to exchange up to $55.0 million in aggregate principal amount of the Company’s First Lien Notes for Second Lien PIK Notes or, alternatively, new second lien cash pay notes (the “New Second Lien Cash Pay Notes”) to be issued by the Company at a future date pursuant to the terms of the Exchange Agreement and a new indenture that would govern the New Second Lien Cash Pay Notes (the “Optional First Lien Note Exchange”) and/or (ii) the holders of all Second Lien PIK Notes (including any Second Lien PIK Notes received in the Optional First Lien Note Exchange) to exchange all of their Second Lien PIK Notes for New Second Lien Cash Pay Notes (the "Optional Second Lien Note Exchange"). In the event of the Optional Second Lien Note Exchange, certain of the participating holders may have the right to designate one independent director, in total, to the Board of Directors of the Company under certain conditions.

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

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

		September 30, 2013		March 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
First Lien Notes	Level 2	$365,000	$379,600	$365,000	$356,788
Second Lien Notes	Level 2	104,889	110,134	104,889	85,485
Revolving Credit Facility	Level 2	29,500	30,828	12,000	10,755
Redeemable Financial Instrument	Level 3	1,650	1,724	3,447	3,089

The fair value of the First Lien Notes, the Second Lien Notes and the Revolving Credit Facility is estimated using quoted market prices for the same or similar issues. The fair value of the Redeemable Financial Instrument is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor.

As of September 30, 2013 and March 31, 2013, the Company did not have financial assets or liabilities that would require measurement on a recurring basis, based on the guidance in ASC 820. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.

Assets measured at fair value on a nonrecurring basis

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. The Company did not record an impairment charge during the six months ended September 30, 2013 or September 30, 2012.

Note 8 - Related Party Transactions

In January 2013, the Company and Mr. Elkins, a member of our Board of Directors, entered into a one-year consulting agreement for Mr. Elkins to provide certain financial advisory services through Roxbury Advisory, LLC, a company controlled by Mr. Elkins. Purchases of these services from Roxbury Advisory, LLC totaled $60,000 during the six months ended September 30, 2013. Mr. Elkins was affiliated with Avenue Capital, a majority stockholder of the Company, until January 2013.

Note 9 - Investments in Affiliates and Redeemable Noncontrolling Interest

Consolidated Joint Ventures

Our condensed consolidated financial statements include the financial results of joint ventures that are variable interest entities in which we are the primary beneficiary.

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

Olympia's net income during the three and six months ended September 30, 2013 and 2012 was $1.1 million and $0.8 million, respectively.

Zinczenko-AMI Ventures, LLC

In February 2013, the Company entered into a limited liability company agreement to form Zinczenko-AMI Ventures, LLC, a joint venture ("ZAM"), to create a book publishing division. ZAM was initially capitalized by the Company and the other limited liability company member (the "ZAM LLC Member") and the Company and the ZAM LLC Member each received an initial ownership interest of 51% and 49%, respectively, in ZAM. In accordance with the terms of the limited liability company agreement, the Company will be responsible for the day-to-day operations and management of ZAM.

The Company has a variable interest in the ZAM joint venture, a variable interest entity. The ZAM joint venture is deemed a variable interest entity because there is insufficient equity investment at risk. The Company concluded it is the primary beneficiary because the Company controls the activities that most significantly impact the economic performance of ZAM as manager of the day-to-day operations. As a result, the Company accounts for the ZAM joint venture as a consolidated subsidiary. The operating results of ZAM were insignificant to the Company's consolidated financial statements for the three and six months ended September 30, 2013.

Redeemable Financial Instrument

Odyssey Magazine Publishing Group, Inc. (formerly known as Odyssey Magazine Publishing Group, LLC)

In June 2011, the Company entered into a limited liability company agreement to form a joint venture, Odyssey Magazine Publishing Group, LLC (“Odyssey”). Odyssey was initially capitalized by the Company and the other limited liability company member (the “LLC Member”) with a total of $23.0 million in cash, and the Company and the LLC Member each received an initial 50% ownership interest in Odyssey. In April 2012, pursuant to the exercise of a put option by the LLC Member, the Company and the LLC Member entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”), which required the Company to purchase all of the LLC Member’s interest in Odyssey for approximately $13.3 million, payable on a quarterly basis over a two-year period. Through June 2012, pursuant to the Membership Interest Purchase Agreement, the Company paid approximately $6.1 million.

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

The Company has paid approximately $5.2 million and the remaining discounted obligation under the Preferred Stock Purchase Agreement is reflected as a redeemable financial instrument in the accompanying financial statements. The remaining undiscounted obligation of $1.9 million will be paid during the remainder of fiscal 2014.

Redeemable Noncontrolling Interest

The following table reconciles equity attributable to the redeemable noncontrolling interest (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$3,000	$3,120	$3,000	$15,620
Net income attributable to noncontrolling interests	1,076	781	1,076	781
Reduction in noncontrolling interest	—	—	—	(12,500)
Other	—	(120)	—	(120)
Balance, end of period	$4,076	$3,781	$4,076	$3,781

The reduction in noncontrolling interests during the six months ended September 30, 2012 of approximately $12.5 million represents the exercise of the Odyssey Put Option by the LLC Member of Odyssey.

Unconsolidated Joint Ventures

We have relationships with other joint ventures that we do not consolidate as we lack the power to direct the activities that significantly impact the economic performance of these entities. The Company's investments in affiliates are carried at the fair value of the investment consideration at the date acquired, plus the Company's equity in undistributed earnings from that date. Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on the Company's investment and results of operations are not significant.

Radar Online, LLC

In October 2008, the Company entered into a limited liability company agreement to form Radar Online, LLC, a joint venture ("Radar"), to manage Radar Online, a website focusing on celebrity and entertainment news. Though the Company owns 50% of Radar and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Radar using the equity method. The operating results of Radar were insignificant to the Company’s consolidated financial statements for the six months ended September 30, 2013 and 2012. The management fees receivable from Radar totaled $2.2 million as of September 30, 2013 and March 31, 2013. The management fees are fully reserved, due to Radar's inability to pay the management fees at this time, and revenue has not been recognized during the six months ended September 30, 2013 and 2012 related to those management fees.

Media Brands, LLC

In August 2011, the Company entered into a limited liability company agreement to form Media Brands, LLC, a joint venture ("Media Brands"), to produce, market, sell and distribute various nutritional supplement product lines branded with certain of the Company's health and fitness brands. Media Brands was initially capitalized by the Company and the other limited liability company member (the "Media Brands Member") and the Company and the Media Brands Member each received an initial ownership interest of 50% in Media Brands. Though the Company owns 50% of Media Brands and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Media Brands using the equity method. The operations of Media Brands commenced during the second quarter of fiscal 2014 and the operating results were insignificant to the Company's consolidated financial statements for the six months ended September 30, 2013.

Odyssey/Unconventional Partners Entertainment, LLC

In March 2013, Odyssey Magazine Publishing Group, Inc. (“Odyssey Corporation”), a wholly-owned subsidiary of American Media, Inc., entered into a limited liability company agreement to form Odyssey/UnConventional Partners Entertainment, LLC, a joint venture (“OUPE”), to develop and produce a television show based on OK! magazine ("OK!TV"). OUPE was initially capitalized by Odyssey Corporation and the other limited liability company member (the "LLC Member") and Odyssey Corporation and the LLC Member each received an initial ownership interest of 50% in OUPE.

In August 2013, Odyssey Corporation and the LLC Member amended the limited liability company agreement to provide for an additional limited liability company member to receive a membership interest in OUPE (the "Additional LLC Member") in exchange for its capital contribution to OUPE. The Additional LLC Member agreed to make $2.4 million in capital contributions and, as of September 30, 2013, based on the contributions made, the ownership interest in OUPE for Odyssey Corporation, the LLC Member and the Additional LLC Member is 39.6%, 39.6% and 20.8%, respectively. The remaining capital contributions to be made by the Additional LLC Member are scheduled to be funded before November 30, 2013 and will result in a final ownership interest in OUPE of 33.3% for each of Odyssey Corporation, the LLC Member and the Additional LLC Member.

Odyssey Corporation currently owns 39.6% of OUPE and can exercise significant influence but does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in OUPE using the equity method. The operations of OUPE commenced during the second quarter of fiscal 2014 when the television show OK!TV was launched and the operating results were insignificant to the Company's consolidated financial statements for the six months ended September 30, 2013.

Select Media Services, LLC

In September 2013, DSI contributed substantially all of its assets, comprising its distribution and merchandising businesses, and $2.3 million in cash in exchange for a 27.5% membership interest in Select Media Services, LLC ("Select"), which operates as a merchandising and in-store services business. The ownership interest in Select may be adjusted on August 31, 2014, if required, pursuant to a one-time retro-active adjustment, which would be effective as of September 1, 2013.

DSI can exercise significant influence but does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Select using the equity method. The operating results were insignificant to the Company's consolidated financial statements for the six months ended September 30, 2013.

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

On April 3, 2012, the Second Circuit issued a decision reversing the dismissal of the lawsuit and reinstating the antitrust and state law claims (except the defamation claim, which Anderson withdrew), and, on January 7, 2013, the United States Supreme Court declined to review the Second Circuit decision. Following the Second Circuit decision, the case has been proceeding in the District Court and the parties are engaged in discovery, which is scheduled to be completed in April 2014.

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

In an order of the Delaware bankruptcy court, entered on November 14, 2011, American Media, Inc. and four other creditors (collectively, the “Creditors”), which also are defendants in the Anderson Action, were granted the right to file lawsuits against Anderson insiders asserting Anderson's claims identified by the examiner. The Creditors' retention of counsel to pursue the claims on a contingency fee basis was also approved. On November 14, 2011, pursuant to this order, a complaint was filed against 10 defendants. The bankruptcy court, however, has entered a stay of discovery pending conclusion of fact discovery in the Anderson Action. By order dated November 6, 2013, the Delaware bankruptcy court granted American Media, Inc. and four of its co-defendants relief from the automatic bankruptcy stay of litigation against Anderson News, L.L.C. so that they could file a counterclaim in the Anderson Action against Anderson News, L.L.C. alleging that Anderson News, L.L.C. had violated the antitrust laws by engaging in a conspiracy to fix prices that wholesalers would pay publishers for their magazines.  Permission is now being sought from the District Court to file the counterclaim.

While it is not possible to predict the outcome of the Anderson Action or to estimate the impact on American Media, Inc. and DSI of a final judgment against American Media, Inc. and DSI (if that were to occur), American Media, Inc. and DSI believe that the claims asserted by Anderson, in the Anderson Action, are meritless. American Media, Inc. and DSI have antitrust claim insurance that covers defense costs. American Media, Inc. and DSI have filed a claim for insurance coverage with regard to the Anderson Action and certain of their defense costs are being paid by the insurer, and, in the event of a settlement or a damages award by the Court and subject to the applicable policy limits, American Media, Inc. and DSI anticipate seeking reimbursement from the insurer for payment of such settlement or damages. American Media, Inc. and DSI will continue to vigorously defend the case.

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

Note 11 - Business Segment Information

The Company has four reporting segments: Celebrity Brands, Women’s Active Lifestyle, Men’s Active Lifestyle and Corporate and Other. The operating segments are based on each having the following characteristics: the operating segments engage in similar business activities from which they earn revenues and incur expenses; the operating results are regularly reviewed by the chief operating decision maker (the "CODM"), and there is discrete financial information. The Company does not aggregate any of its operating segments.

After the divestiture of the DSI business, which was included in and comprised the majority of our publishing services segment, the publishing services segment has been combined with the corporate and other segment effective with the quarter ended September 30, 2013. Given this change, the Company has restated prior period segment information to correspond to the current segment reporting structure. See Note 1, "Nature of the Business."

The Celebrity Brands segment includes National Enquirer, Star, OK!, Globe, National Examiner, Soap Opera Digest and Country Weekly.

The Women’s Active Lifestyle segment includes Shape, Fit Pregnancy and Natural Health.

The Men’s Active Lifestyle segment includes Men’s Fitness, Muscle & Fitness, Flex and Muscle & Fitness Hers.

The Corporate and Other segment includes international licensing, photo syndication to third parties and corporate overhead. Corporate overhead expenses are not allocated to other segments and include production, circulation, executive staff, information technology, accounting, legal, human resources and administration department costs. The Corporate and Other segment also includes print and digital advertising sales and strategic management direction in the following areas: manufacturing, subscription circulation, logistics, event marketing and full back office financial functions.  Playboy is one of many publishers who have taken advantage of these additional services.

The Company uses operating income (loss) as a primary basis for the chief operating decision maker to evaluate the performance of each of our operating segments. The financial results of the each operating segment are prepared on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. These calculations of operating income (loss) herein may be different from the calculations used by other companies, therefore comparability may be limited. The accounting policies of the operating segments are the same as those applied in the consolidated financial statements included in Note 2, "Summary of Significant Accounting Policies" in the 2013 Form 10-K.

Segment information for the three and six months ended September 30, 2013 and 2012 and the assets employed as of September 30, 2013 and March 31, 2013 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Operating revenues
Celebrity Brands	$55,116	$55,595	$106,504	$109,630
Women's Active Lifestyle Group	12,763	12,696	29,523	26,887
Men's Active Lifestyle Group	19,521	17,069	35,625	31,067
Corporate and Other	3,204	4,526	9,344	9,526
Total operating revenues	$90,604	$89,886	$180,996	$177,110
Operating income (loss)
Celebrity Brands	$19,655	$20,180	$38,113	$36,981
Women's Active Lifestyle Group	98	786	3,112	3,090
Men's Active Lifestyle Group	5,764	5,193	11,051	9,099
Corporate and Other	(14,714)	(13,106)	(24,907)	(23,327)
Total operating income	$10,803	$13,053	$27,369	$25,843
Depreciation and amortization
Celebrity Brands	$898	$759	$1,733	$1,546
Women's Active Lifestyle Group	177	76	320	129
Men's Active Lifestyle Group	189	79	349	137
Corporate and Other	2,361	1,573	4,315	2,976
Total depreciation and amortization	$3,625	$2,487	$6,717	$4,788
Amortization of deferred rack costs
Celebrity Brands	$1,566	$1,936	$3,166	$4,389
Women's Active Lifestyle Group	76	83	150	159
Men's Active Lifestyle Group	13	7	23	17
Corporate and Other	—	(7)	—	—
Total amortization of deferred rack costs	$1,655	$2,019	$3,339	$4,565

Total Assets	September 30, 2013	March 31, 2013
Celebrity Brands	$335,732	$336,722
Women's Active Lifestyle Group	70,942	70,956
Men's Active Lifestyle Group	117,208	113,539
Corporate and Other (1)	65,806	56,234
Total assets	$589,688	$577,451

(1)	Amounts are primarily comprised of inventories, prepaid expenses, property and equipment, deferred debt costs and certain other assets.

Geographic Data

The Company operates principally in two geographic areas, the United States of America and Europe (primarily the United Kingdom). There were no significant transfers between geographic areas during the three and six months ended September 30, 2013 and 2012. The following table presents revenue by geographical area for the three and six months ended September 30, 2013 and 2012 and all identifiable assets related to the operations in each geographic area as of September 30, 2013 and March 31, 2013:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Operating revenues:
United States of America	$87,525	$86,916	$174,761	$170,668
Europe	3,079	2,970	6,235	6,442
Total operating revenues	$90,604	$89,886	$180,996	$177,110

(in thousands)	September 30, 2013	March 31, 2013
Assets:
United States of America	$580,582	$568,733
Europe	9,106	8,718
Total assets	$589,688	$577,451

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

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2013
(in thousands)

ASSETS	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$633	$4,088	$—	$4,721
Trade receivables, net	—	36,560	1,830	—	38,390
Inventories	—	16,028	598	—	16,626
Prepaid expenses and other current assets	—	27,222	2,464	(5,487)	24,199
Total current assets	—	80,443	8,980	(5,487)	83,936
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,843	—	—	3,843
Furniture, fixtures and equipment	—	40,687	738	—	41,425
Less – accumulated depreciation	—	(24,354)	(607)	—	(24,961)
Total property and equipment, net	—	20,176	131	—	20,307
OTHER ASSETS:
Deferred debt costs, net	9,001	—	—	—	9,001
Deferred rack costs, net	—	6,678	—	—	6,678
Investment in affiliates	—	2,555	—	—	2,555
Other long-term assets	—	1,557	—	—	1,557
Investment in subsidiaries	535,886	790	—	(536,676)	—
Total other assets	544,887	11,580	—	(536,676)	19,791
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	182,388	4,510	—	186,898
Other identified intangibles, net	—	272,756	6,000	—	278,756
Total goodwill and other identified intangible assets	—	455,144	10,510	—	465,654
Due from affiliates	—	118,805	—	(118,805)	—
TOTAL ASSETS	$544,887	$686,148	$19,621	$(660,968)	$589,688
LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$—	$14,158	$517	$—	$14,675
Accrued expenses and other liabilities	—	1,570	6,540	19,133	27,243
Accrued interest	16,786	—	—	—	16,786
Redeemable financial instruments	1,650	—	—	—	1,650
Deferred revenues	—	34,547	741	—	35,288
Total current liabilities	18,436	50,275	7,798	19,133	95,642
NON-CURRENT LIABILITIES:
Senior secured notes, net	469,889	—	—	—	469,889
Revolving credit facility	29,500	—	—	—	29,500
Other non-current liabilities	—	3,940	—	—	3,940
Deferred income taxes	—	98,839	33	(32,571)	66,301
Due to affiliates	106,722	—	4,132	(110,854)	—
Total liabilities	624,547	153,054	11,963	(124,292)	665,272
Redeemable noncontrolling interest	—	—	4,076	—	4,076
STOCKHOLDER'S (DEFICIT) EQUITY:
Total stockholder's (deficit) equity	(79,660)	$533,094	$3,582	$(536,676)	(79,660)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$544,887	$686,148	$19,621	$(660,968)	$589,688

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2013
(in thousands)

ASSETS	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$683	$1,692	$—	$2,375
Trade receivables, net	—	41,169	1,916	—	43,085
Inventories	—	12,600	556	—	13,156
Prepaid expenses and other current assets	—	21,000	646	(5,487)	16,159
Total current assets	—	75,452	4,810	(5,487)	74,775
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,867	—	—	3,867
Furniture, fixtures and equipment	—	40,666	685	—	41,351
Less – accumulated depreciation	—	(25,418)	(532)	—	(25,950)
Total property and equipment, net	—	19,115	153	—	19,268
OTHER ASSETS:
Deferred debt costs, net	9,789	—	—	—	9,789
Deferred rack costs, net	—	6,604	—	—	6,604
Other long-term assets	—	1,631	—	—	1,631
Investment in subsidiaries	520,082	(242)	—	(519,840)	—
Total other assets	529,871	7,993	—	(519,840)	18,024
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	182,388	4,510	—	186,898
Other identified intangibles, net	—	272,486	6,000	—	278,486
Total goodwill and other identified intangible assets	—	454,874	10,510	—	465,384
TOTAL ASSETS	$529,871	$557,434	$15,473	$(525,327)	$577,451
LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$—	$17,261	$559	$—	$17,820
Accrued expenses and other liabilities	—	2,012	5,389	17,363	24,764
Accrued interest	16,823	—	—	—	16,823
Redeemable financial instruments	3,447	—	—	—	3,447
Deferred revenues	—	33,621	923	—	34,544
Total current liabilities	20,270	52,894	6,871	17,363	97,398
NON-CURRENT LIABILITIES:
Senior secured notes, net	469,889	—	—	—	469,889
Revolving credit facility	12,000	—	—	—	12,000
Other non-current liabilities	—	3,959	—	—	3,959
Deferred income taxes	—	91,823	(6)	(22,850)	68,967
Due (from) to affiliates	105,474	(109,607)	4,133	—	—
Total liabilities	607,633	39,069	10,998	(5,487)	652,213
Redeemable noncontrolling interest	—	—	3,000	—	3,000

STOCKHOLDER'S (DEFICIT) EQUITY:
Total stockholder's (deficit) equity	(77,762)	518,365	1,475	(519,840)	(77,762)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$529,871	$557,434	$15,473	$(525,327)	$577,451

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$51,421	$1,183	$—	$52,604
Advertising	—	27,287	1,459	—	28,746
Other	—	3,900	5,354	—	9,254
Total operating revenues	—	82,608	7,996	—	90,604
OPERATING EXPENSES:
Editorial	—	9,323	325	—	9,648
Production	—	22,172	3,431	—	25,603
Distribution, circulation and other cost of sales	—	15,884	603	—	16,487
Selling, general and administrative	—	23,543	895	—	24,438
Depreciation and amortization	—	3,607	18	—	3,625
Impairment of goodwill and intangible assets	—	—	—	—	—
Total operating expenses	—	74,529	5,272	—	79,801
OPERATING INCOME	—	8,079	2,724	—	10,803
OTHER INCOME (EXPENSE):
Interest expense	(15,051)	(11)	—	—	(15,062)
Amortization of deferred debt costs	(403)	—	—	—	(403)
Other income (expense), net	—	—	—	—	—
Total other expense, net	(15,454)	(11)	—	—	(15,465)
LOSS (INCOME) BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(15,454)	8,068	2,724	—	(4,662)
(BENEFIT) PROVISION FOR INCOME TAXES	(5,115)	2,034	137	—	(2,944)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	7,545	435	—	(7,980)	—
NET (LOSS) INCOME	(2,794)	6,469	2,587	(7,980)	(1,718)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(1,076)	—	(1,076)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(2,794)	$6,469	$1,511	$(7,980)	$(2,794)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(2,794)	$6,469	$2,587	$(7,980)	$(1,718)
Foreign currency translation adjustment	—	—	88	—	88
Comprehensive (loss) income	(2,794)	6,469	2,675	(7,980)	(1,630)
Less: comprehensive income attributable to the noncontrolling interest	—	—	(1,076)	—	(1,076)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(2,794)	$6,469	$1,599	$(7,980)	$(2,706)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$100,452	$2,427	$—	$102,879
Advertising	—	58,407	3,050	—	61,457
Other	—	10,985	5,675	—	16,660
Total operating revenues	—	169,844	11,152	—	180,996
OPERATING EXPENSES:
Editorial	—	18,409	675	—	19,084
Production	—	44,667	4,171	—	48,838
Distribution, circulation and other cost of sales	—	31,461	1,256	—	32,717
Selling, general and administrative	—	44,597	1,674	—	46,271
Depreciation and amortization	—	6,677	40	—	6,717
Total operating expenses	—	145,811	7,816	—	153,627
OPERATING INCOME	—	24,033	3,336	—	27,369
OTHER INCOME (EXPENSE):
Interest expense	(29,780)	41	—	—	(29,739)
Amortization of deferred debt costs	(788)	—	—	—	(788)
Other expenses, net	—	(251)	—	—	(251)
Total other expense, net	(30,568)	(210)	—	—	(30,778)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(30,568)	23,823	3,336	—	(3,409)
(BENEFIT) PROVISION FOR INCOME TAXES	(10,727)	7,987	284	—	(2,456)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	17,812	900	—	(18,712)	—
NET (LOSS) INCOME	(2,029)	16,736	3,052	(18,712)	(953)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(1,076)	—	(1,076)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(2,029)	$16,736	$1,976	$(18,712)	$(2,029)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(2,029)	$16,736	$3,052	$(18,712)	$(953)
Foreign currency translation adjustment	—	—	131	—	131
Comprehensive (loss) income	(2,029)	16,736	3,183	(18,712)	(822)
Less: comprehensive income attributable to the noncontrolling interest	—	—	(1,076)	—	(1,076)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(2,029)	$16,736	$2,107	$(18,712)	$(1,898)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$53,523	$1,236	$—	$54,759
Advertising	—	23,511	1,540	—	25,051
Other	—	5,931	4,145	—	10,076
Total operating revenues	—	82,965	6,921	—	89,886
OPERATING EXPENSES:
Editorial	—	9,554	423	—	9,977
Production	—	22,432	2,703	—	25,135
Distribution, circulation and other cost of sales	—	16,336	579	—	16,915
Selling, general and administrative	—	21,043	1,276	—	22,319
Depreciation and amortization	—	2,467	20	—	2,487
Total operating expenses	—	71,832	5,001	—	76,833
OPERATING INCOME	—	11,133	1,920	—	13,053
OTHER INCOME (EXPENSE):
Interest expense	(15,142)	—	—	—	(15,142)
Amortization of deferred debt costs	(355)	—	—	—	(355)
Other income (expense), net	—	20	—	—	20
Total other expense, net	(15,497)	20	—	—	(15,477)
LOSS (INCOME) BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(15,497)	11,153	1,920	—	(2,424)
(BENEFIT) PROVISION FOR INCOME TAXES	(6,335)	5,793	80	—	(462)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	6,419	290	—	(6,709)	—
NET INCOME (LOSS)	(2,743)	5,650	1,840	(6,709)	(1,962)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(781)	—	(781)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(2,743)	$5,650	$1,059	$(6,709)	$(2,743)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET INCOME (LOSS)	$(2,743)	$5,650	$1,840	$(6,709)	$(1,962)
Foreign currency translation adjustment	—	—	27	—	27
Comprehensive income (loss)	(2,743)	5,650	1,867	(6,709)	(1,935)
Less: comprehensive loss (income) attributable to the noncontrolling interest	—	—	(781)	—	(781)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,743)	$5,650	$1,086	$(6,709)	$(2,716)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$104,825	$2,562	$—	$107,387
Advertising	—	50,242	3,395	—	53,637
Other	—	11,586	4,500	—	16,086
Total operating revenues	—	166,653	10,457	—	177,110
OPERATING EXPENSES:
Editorial	—	20,245	861	—	21,106
Production	—	46,095	3,487	—	49,582
Distribution, circulation and other cost of sales	—	32,889	1,339	—	34,228
Selling, general and administrative	—	39,192	2,371	—	41,563
Depreciation and amortization	—	4,751	37	—	4,788
Total operating expenses	—	143,172	8,095	—	151,267
OPERATING INCOME	—	23,481	2,362	—	25,843
OTHER INCOME (EXPENSE):
Interest expense	(29,783)	—	—	—	(29,783)
Amortization of deferred debt costs	(696)	—	—	—	(696)
Other expenses, net	—	(10)	—	—	(10)
Total other expense, net	(30,479)	(10)	—	—	(30,489)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(30,479)	23,471	2,362	—	(4,646)
(BENEFIT) PROVISION FOR INCOME TAXES	(11,896)	10,269	197	—	(1,430)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	14,586	611	—	(15,197)	—
NET (LOSS) INCOME	(3,997)	13,813	2,165	(15,197)	(3,216)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(781)	—	(781)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(3,997)	$13,813	$1,384	$(15,197)	$(3,997)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(3,997)	$13,813	$2,165	$(15,197)	$(3,216)
Foreign currency translation adjustment	—	—	(20)	—	(20)
Comprehensive (loss) income	(3,997)	13,813	2,145	(15,197)	(3,236)
Less: comprehensive income attributable to the noncontrolling interest	—	—	(781)	—	(781)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(3,997)	$13,813	$1,364	$(15,197)	$(4,017)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(27,452)	$22,403	$3,172	$(476)	$(2,353)
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(5,517)	—	—	(5,517)
Purchase of intangible assets	—	(2,644)	—	—	(2,644)
Proceeds from sale of assets	—	5	—	—	5
Investment in affiliates	—	(2,536)	—	—	(2,536)
Other	—	—	(300)	—	(300)
Net cash used in investing activities	—	(10,692)	(300)	—	(10,992)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	47,600	—	—	—	47,600
Repayment to revolving credit facility	(30,100)	—	—	—	(30,100)
Payments for redemption of Odyssey preferred stock	(2,023)	—	—	—	(2,023)
Due to (from) affiliates	11,975	(11,975)	—	—	—
Dividends paid to parent	—	—	(476)	476	—
Net cash provided by (used in) financing activities	27,452	(11,975)	(476)	476	15,477
Effect of exchange rate changes on cash	—	214	—	—	214
Net (decrease) increase in Cash and Cash Equivalents	—	(50)	2,396	—	2,346
Cash and Cash Equivalents, Beginning of Period	—	683	1,692	—	2,375
Cash and Cash Equivalents, End of Period	$—	$633	$4,088	$—	$4,721

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(22,522)	$35,136	$1,622	$(310)	$13,926
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(4,034)	—	—	(4,034)
Purchase of intangible assets	—	(1,120)	—	—	(1,120)
Proceeds from sale of assets	—	56	—	—	56
Investment in Radar	—	(100)	—	—	(100)
Other	—	—	(300)	—	(300)
Net cash used in investing activities	—	(5,198)	(300)	—	(5,498)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	32,500	—	—	—	32,500
Repayments to revolving credit facility	(32,500)	—	—	—	(32,500)
Payments to noncontrolling interest holders of Odyssey	(7,215)	—	—	—	(7,215)
Due to (from) affiliates	29,737	(29,737)	—	—	—
Dividends paid to parent	—	—	(310)	310	—
Net cash provided by (used in) financing activities	22,522	(29,737)	(310)	310	(7,215)
Effect of exchange rate changes on cash	—	110	—	—	110
Net (decrease) increase in Cash and Cash Equivalents	—	311	1,012	—	1,323
Cash and Cash Equivalents, Beginning of Period	—	3,185	2,041	—	5,226
Cash and Cash Equivalents, End of Period	$—	$3,496	$3,053	$—	$6,549

Note 13 - Subsequent Events

As discussed in Note 6, on October 2, 2013, we exchanged approximately$94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of Second Lien PIK Notes pursuant to an Exchange Agreement, which among other things, provides for interest payments, in kind, at a rate of 10.0% per annum for approximately the next three years. The Company will utilize the cash interest savings to repurchase certain of our First Lien Notes.

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

EXECUTIVE SUMMARY

References to our second quarter (e.g. "second quarter of fiscal 2014") refer to our fiscal quarter ended September 30th of the applicable fiscal year. Each fiscal year ends on March 31st.

We are a leading content centric media company specializing in the fields of celebrity journalism and active lifestyle. Our well-known brands include, but are not limited to, National Enquirer, Star, OK!, Globe, National Examiner, Shape, Fit Pregnancy, Natural Health, Men's Fitness, Muscle & Fitness and Flex. We are platform agnostic and distribute our content across multiple platforms, including print, digital, websites, mobile, tablets and video. We circulate our print publications utilizing single copy and subscription sales using national distributors, wholesalers, retailers and the U.S. Postal Service. Total circulation of our print publications with a frequency of six or more times per year were approximately 5.9 million copies per issue during the six months ended September 30, 2013.

Our operating revenue is derived primarily from our media content and advertising sales through print and digital platforms (including websites, mobile, tablets and video). Circulation revenue is 57% of our operating revenue for the six months ended September 30, 2013. Single copy sales are 78% of the circulation revenue, with the remaining 22% coming from subscription sales. Our print advertising revenue is 31% of our operating revenue and our digital revenue is 5% of our operating revenue for the six months ended September 30, 2013.

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

CURRENT DEVELOPMENTS AND MANAGEMENT ACTION PLANS

Current Developments

During the six months ended September 30, 2013, we continued expanding the availability of our print content through a number of different digital platforms (e.g. websites, mobile, tablets, video and social media).

Our digital revenue for the six months ended September 30, 2013, increased 58%, to $8.9 million, as compared to the six months ended September 30, 2012. We now have a fully integrated print and digital sales team of more than 90 sellers, with a dozen digital brand champions across all the websites. We believe we have the optimal structure to respond to our advertisers' requests for integrated marketing solutions for combined print and digital, as well as digital-only programs. In April 2013, we became the first publisher to partner with Walmart on digital edition subscription sales. Shape and OK! customers at Walmart are able to download a free digital copy of the issue, which will offer the customer a special offer for a one-year digital subscription. As of September 30, 2013, 17.2% of our total paid subscriptions of 4.1 million are digital; we believe this is the highest percentage among our competitive set.

The relaunch of Men's Fitness and Shape in both print and digital formats continues to be successful as circulation and advertising revenues continue to increase. During the six months ended September 30, 2013, circulation and advertising revenue increased 19% and 71%, respectively, over the comparable prior year period for Men's Fitness, which was due, in part, to the publishing of one additional issue during fiscal 2014. Shape's advertising revenue increased 16% during the six months ended September 30, 2013 over the comparable prior year period.

In April 2013, we redesigned Men's Fitness, taking it from a gym-focused, work-out only magazine to one targeting young men with active lifestyles and have positioned fitness as the new measure of success; how being fit allows you to succeed in all aspects of your life. The new vision of Men's Fitness has continued to attract new luxury goods advertisers and through September 30, 2013 we have more than 30 new advertisers who had not previously invested in Men's Fitness.

In May 2013, Shape magazine regained the number one share-of-market position in newsstand sales growth and print advertising pages and continues to maintain its position as the Women's Active Lifestyle category leader in print ad pages within its competitive set against Self, Fitness and Women's Health. The relaunch of Shape continues to attract new advertising clients and through the second quarter of fiscal 2014 has more than 33 new clients. Its website, Shape.com, was number one in total unique visitors to its website again in September 2013 against its competitive set. This was the fourth time in the last five months that Shape.com was ranked number one.

We are continuing to promote the Shape branded products and in August 2013 launched Shape branded nutritional products in CVS, Rite Aid and Drugstore.com. Based on the success of the launch, Walgreens, Walmart and Target will distribute the Shape nutritional products to be on sale nationally throughout North America by March 2014. In addition, we executed a contract with an apparel company to launch a Shape branded line of women's active wear expected to be in retail stores in March 2014.

We entered into a long-term agreement with David Zinczenko and his company, Galvanized Media, to work exclusively on Men's Fitness and to launch a branded book division for AMI utilizing the Men's Fitness, Shape and Natural Health brands. Mr. Zinczenko's first assignment was to redesign and relaunch Men's Fitness and the Shape branded book Beach Body Diet, which went on sale in September 2013. The Men's Fitness branded book The 101 Greatest Workout of all Time, will be published in December 2013. Mr. Zinczenko was the former editor-in-chief of Men's Health and general manager of Women's Health and Rodale Books for more than 20 years.

Arnold Schwarzenegger has returned to AMI as the Group Executive Editor for Muscle & Fitness and Flex upon the completion of his term as governor of California. Since Mr. Schwarzenegger's return, we are experiencing an increase in circulation and advertising revenues. During the six months ended September 30, 2013, advertising revenue increased 13% for Muscle & Fitness over the comparable prior year period. One of our nutritional supplement advertisers has launched an Arnold Schwarzenegger branded line of supplements supporting the four pillars of fitness; performance, power and strength, nutrient support and recovery. These supplements are available at all major health and nutrition specialty stores as well as through on-line retailers. To support this launch, we have secured an exclusive commitment for both print and digital advertising starting with the October 2013 edition of Muscle & Fitness.

With the continued success achieved in the digital distribution of our content, we are continuing to expand our digital distribution platform across our other well-known brands by launching digital magazines, or "digi-mags," and building out our other websites. We have launched digital editions for all our brands on the Apple and Google Newsstands, Zinio, Amazon Kindle and Barnes & Noble Nook. We are also launching single-subject, single-sponsored "digi-mags" for both Apple and Android operating systems, and we are currently syndicating Shape content on Yahoo! Shine, AOL, Huffington Post, StyleList and Kitchen Daily. As a result, our fiscal year 2014 video strategy will now encompass programming, marketing, distribution, sales and hosting.

In the beginning of fiscal 2014, we became a preferred digital content partner for Microsoft and entered into multiple contracts to produce Men's Fitness and Shape branded exercise and workout videos. All of these videos will be incorporated into Microsoft's new Bing Health and Fitness app.

In September 2013, we divested substantially all of the assets comprising our distribution and merchandising businesses operated by Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary of American Media, Inc. DSI was an in-store product merchandising and marketing company doing business in the U.S. and Canada. DSI serviced the Company by placing and monitoring its print publications, as well as third-party publications, to ensure prominent display in major national and regional retail, drug and supermarket chains. DSI also provided marketing, merchandising and information gathering services to third parties, including non-magazine clients. The divested assets, which consisted primarily of working capital (exclusive of $3.7 million in accounts receivable which are being collected by AMI), the sales and support workforce and certain other related assets, were contributed together with $2.3 million cash, in exchange for a membership interest in a limited liability company.

In September 2013, together with our strategic partners, REELZ Channel, owned by Hubbard Broadcasting, and UnConventional Studios, LLC, we launched OK!TV, a television show based on OK! magazine, which was syndicated in approximately 80% of the United States. In addition to the syndication market, the REELZ channel airs the show, the day after it runs in syndication, to approximately 70 million households.

In October 2013, we exchanged approximately $94.3 million aggregate principal amount of our 13.5% second lien notes due June 2018 (the "Second Lien Notes") for an equal aggregate principal amount of new senior secured notes, which bear interest at a rate of 10.0% per annum, payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”), pursuant to an exchange agreement (the “Exchange Agreement”). The Exchange Agreement provides for, among other things, interest payments, in kind, at a rate of 10% per annum for approximately the next three years. We will utilize the cash interest savings to repurchase certain of our 11.5% first lien notes due December 2017. After giving effect to this exchange, approximately $10.6 million principal amount of Second Lien Notes remain outstanding. See Liquidity and Capital Resources for further discussion regarding the Second Lien Notes and the Second Lien PIK Notes.

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

Reference to Management Action Plans refers to the 2013 Management Action Plans.

RESULTS OF OPERATIONS

Second quarter of Fiscal 2014 compared to the Second quarter of Fiscal 2013

Operating Revenue

Our circulation revenue represented 58% and 61% of our operating revenue during the second quarter of fiscal 2014 and 2013, respectively. Single copy sales accounted for 79% of circulation revenue and 21% was from subscription sales for the second quarter of fiscal 2014 and 2013. Our digital subscription revenue represented 2% of our circulation revenue and 1% of our total operating revenues for the second quarter of fiscal 2014. Digital subscription sales were 1% of both our circulation revenue and our total operating revenues for the comparable prior year period.

Our advertising revenues are generated by national advertisers, including: packaged goods, sports nutrition products, automotive, entertainment, pharmaceutical, sports apparel, beauty, cosmetics, fashion and direct response. Our print advertising revenues represented 29% and 25% of our total operating revenues for the second quarter of fiscal 2014 and 2013, respectively. Our digital advertising revenues represented 8% and 9% of our advertising revenue during the second quarter of fiscal 2014 and 2013, respectively, and 3% and 2% of our total operating revenues during the second quarter of fiscal 2014 and 2013, respectively.

Total operating revenue increased $0.7 million, or 0.8%, primarily due to a $3.7 million, or 14.7%, increase in advertising revenue, partially offset by a $2.2 million, or (3.9)%, reduction in circulation revenue coupled with the $0.8 million decrease in other revenues.

Advertising revenue increased due to higher ad spending by beauty, packaged goods, luxury goods and pharmaceutical advertisers, primarily in Men's Fitness and Shape as a result of the market acceptance for the repositioning of these magazines. This increase is partially offset by the $2.0 million decline in circulation revenue due to a reduction of special publications coupled with an 8% decline in the celebrity magazine market.

Other revenues decreased due to the divestiture of DSI ($1.7 million), which was partially offset by the Mr. Olympia event held in September 2013 resulting in an increase of 26%, or $1.0 million, over the prior year period.

Operating Expenses

Total operating expenses increased $3.0 million, due to our continued investment in digital for staffing in selling, general and administrative expenses ($2.1 million), an increase in Mr. Olympia production expenses which were offset in revenue ($0.5 million), coupled with non-cash depreciation and amortization expenses ($1.1 million). This was partially offset by planned expense reductions pursuant to the Management Action Plans in the following areas: $0.4 million in distribution and circulation and $0.3 million in editorial expenses.

Interest Expense

Interest expense has remained basically flat for the second quarter of fiscal 2014 and 2013.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs has remained consistent for the second quarter of fiscal 2014 and 2013.

Income Taxes

We recorded an income tax benefit of $2.9 million and $0.5 million during the second quarter of fiscal 2014 and 2013, respectively. The higher benefit was due to a change in our deferred tax rate as a result of the DSI divestiture.

Net Loss Attributable to American Media, Inc.

The $2.8 million of net loss attributable to American Media, Inc. for the second quarter of fiscal 2014 represents a minimal change over the comparable prior year period. This was attributable to the restructuring costs related to the divestiture of DSI coupled with the increase in depreciation and amortization expense, offset by the higher income tax benefit.

Six Months ended September 30, 2013 compared to the Six Months ended September 30, 2012

Operating Revenue

Our circulation revenue represented 57% and 61% of our total operating revenues during the six months ended September 30, 2013 and 2012, respectively. Single copy sales accounted for 78% of circulation revenue and 22% was from subscription sales for the six months ended September 30, 2013 and 2012. Our digital subscription sales represented 2% of our circulation revenue and 1% of our total operating revenues during the six months ended September 30, 2013. Digital subscription sales were 1% of both our circulation revenue and our total operating revenues for the comparable prior year period.

Our advertising revenues are generated by national advertisers, including: packaged goods, sports nutrition products, automotive, entertainment, pharmaceutical, sports apparel, beauty, cosmetics, fashion and direct response. Our print advertising revenues represented 31% and 28% of our total operating revenues for the six months ended September 30, 2013 and 2012, respectively. Our digital advertising revenues represented 9% of our advertising revenue and 3% of our total operating revenues during the six months ended September 30, 2013 and 2012.

Total operating revenues increased $3.9 million, or 2%, primarily due to a $7.8 million, or 15%, increase in advertising revenue coupled with the $0.6 million increase in other revenues, partially offset by a $4.5 million, or 4%, reduction in circulation revenue.

Advertising revenue increased due to higher ad spending by beauty, packaged goods, luxury goods and pharmaceutical advertisers, primarily in Men's Fitness and Shape as a result of the market acceptance for the repositioning of these magazines. Other revenues increased due to the video projects with Microsoft. These increases are partially offset by the $4.5 million decline in circulation revenue due to a reduction of special publications coupled with an 8% decline in the celebrity magazine market.

Operating Expenses

Total operating expenses increased $2.4 million due to our continued investment in digital staffing in selling, general and administrative expenses ($4.7 million) coupled with non-cash depreciation and amortization expenses ($1.9 million). This was partially offset by planned expense reductions pursuant to the Management Action Plans in the following areas: $0.7 million in production, $1.5 million in distribution and circulation and $2.0 million in editorial expenses.

Interest Expense

Interest expense has remained basically flat for the six months ended September 30, 2013 and 2012.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs has remained consistent for the six months ended September 30, 2013 and 2012.

Income Taxes

We recorded an income tax benefit of $2.5 million and $1.4 million during the six months ended September 30, 2013 and 2012, respectively. The higher benefit was due to a change in our deferred tax rate as a result of the DSI divestiture.

Net Loss Attributable to American Media, Inc.

The $2.0 million of net loss attributable to American Media, Inc. for the six months ended September 30, 2013 represents a $2.0 million decrease from the comparable prior year period. This decrease is primarily due to the increase in operating income of $1.5 million coupled with the higher income tax benefit of $1.0 million, partially offset by the change in income attributable to the noncontrolling interest of $0.3 million.

OPERATING SEGMENT RESULTS

Our reportable operating segments consist of the following: Celebrity Brands, Women’s Active Lifestyle, Men’s Active Lifestyle and Corporate and Other. After the divestiture of the DSI business, which was included in and comprised the majority of our publishing services segment, the publishing services segment has been combined with the Corporate and Other segment effective with the quarter ended September 30, 2013. This reporting structure is organized according to the markets each segment serves and allows management to focus its efforts on providing the best content to a wide range of consumers.

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

The Corporate and Other segment primarily includes the international licensing of certain health and fitness publications, photo syndication for all our magazines and strategic management services for publishers, including back-office financial functions as well as corporate overhead.

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

Second quarter of Fiscal 2014 compared to the Second quarter of Fiscal 2013

The following information has been derived from the accompanying financial statements for the second quarter of fiscal 2014 and 2013:

							Percent change for the
	Second Quarter of						second quarter of
	Fiscal 2014			Fiscal 2013			fiscal 2014 vs. 2013
in thousands	Operating Revenues	Percent of Total	Operating Income (Loss)	Operating Revenues	Percent of Total	Operating Income (Loss)	Operating Revenues	Operating Income (Loss)
Celebrity Brands	$55,116	61%	$19,655	$55,595	62%	$20,180	(1)%	(3)%
Women's Active Lifestyle	12,763	14%	98	12,696	14%	786	1%	(88)%
Men's Active Lifestyle	19,521	22%	5,764	17,069	19%	5,193	14%	11%
Corporate and Other	3,204	4%	(14,714)	4,526	5%	(13,106)	(29)%	(12)%
Total	$90,604	100%	$10,803	$89,886	100%	$13,053	1%	(17)%

Total operating revenue increased $0.7 million, or 0.8%, primarily due to increased advertising in the Women’s Active Lifestyle and Men's Active Lifestyle segments. This was partially offset by an 8% decline in the celebrity newsstand market. This impacted the Celebrity Brands segment causing an overall decline in newsstand sales. The divestiture of DSI, which impacted the Corporate and Other segment, was the cause for the decline in the Corporate and Other segment.

Total operating income decreased $2.3 million, or 17.2%, primarily due to an increase in operating expenses in the Women's Active Lifestyle due to the investment in Shape's book size and repositioning in the market place. The increase in operating loss in the Corporate and Other segment is due to the divestiture of DSI.

Celebrity Brands Segment

The Celebrity Brands segment comprised 61% and 62% of our consolidated operating revenue for the second quarter of fiscal 2014 and 2013, respectively. The editorial point of view is celebrity news covering television and movie actors, musicians, fashion, beauty health, crime and human interest stories. This segment consists of the following brands in print and digital:

•	National Enquirer, a weekly, hard news, investigating tabloid covering all celebrities, crime, human interest, health, fashion and beauty;

•
Star, a weekly, celebrity-focused, news-based, glossy magazine covering movie, television, reality and music celebrities. Star's editorial content includes fashion, beauty, accessories and health sections;

•
OK!, a younger weekly, celebrity-friendly, news-based, glossy magazine covering the stars of movies, television, reality and music. OK!’s editorial content includes fashion, beauty and accessories sections; OKMagazine.com digital site differentiates itself through its use of online communities and social media to encourage a dialog between users;

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

Operating Revenue

Total operating revenue for the Celebrity Brands segment was $55.1 million for the second quarter of fiscal 2014, representing a decrease of $0.5 million, or 1%. Circulation revenue decreased $2.0 million, of which $1.6 million was due to a discontinuation and reduction of special publications. In addition, the celebrity newsstand market was down 8% ($0.4 million). This decline was partially offset by the $1.4 million increase in advertising revenue primarily due to the performance of Star and OK!'s superior marketing programs, content integration and greater efficiencies in reaching our target audience.

Operating Income

The Celebrity Brands segment operating income decreased $0.5 million, or 3%, to $19.7 million in the second quarter of fiscal 2014 versus the comparable prior year period. This decrease was due to the revenue decline discussed above.

Women’s Active Lifestyle Segment

The Women’s Active Lifestyle segment represented 14% of our consolidated operating revenue for the second quarter of fiscal 2014 and 2013. This group of editorial media content platforms provides information to women on the latest exercise techniques, yoga, Pilates, health, nutrition, beauty and fashion trends. This segment consists of the following brands in print and digital:

•
Shape, a publication that provides women’s services information on the cutting edge of physical fitness, nutrition, health, psychology and other inspirational topics to help women lead a healthier lifestyle and also offers extensive beauty and fashion coverage; Shape.com, which is also accessible via tablets and mobile apps, mirrors the magazine's editorial point of view and features daily coverage of what today's women need to "shape their lives" including daily videos and site blogs;

•
Fit Pregnancy, a publication that delivers authoritative information on health, fashion, food and fitness to women during pregnancy and the two-year postpartum period; FitPregnancy.com, which is also accessible via mobile apps, contains daily news and updates on everything expectant mothers need to know; and

•
Natural Health, a leading wellness magazine offering readers practical information to benefit from the latest scientific knowledge and advancements in the fields of natural health, food, beauty, pets, exercise and advice to improve fitness and the environment; NaturalHealthMag.com is a companion site to the magazine with a focus on the latest news and updates in the wellness category.

Operating Revenue

Total operating revenue in the Women’s Active Lifestyle segment was $12.8 million during the second quarter of fiscal 2014, an increase of $0.1 million, or 1%, from prior year. This increase was primarily caused by the repositioning of Shape magazine which successfully generated revenue from beauty, fashion and retail advertisers. The $0.9 million increase in advertising revenue over prior year was accomplished with only publishing two issues of Shape magazine during the second quarter of fiscal 2014 compared to three issues in the prior year period. This was partially offset by a $0.8 million decline in circulation revenue due to the publishing of one less issue of Shape magazine as described above.

Operating Income

Operating income in the Women’s Active Lifestyle segment decreased during the second quarter of fiscal 2014 from prior year by $0.7 million to $0.1 million. This decrease was primarily attributable to an $0.8 million increase in operating expenses, primarily due to the investment in Shape's book size resulting in higher production costs, partially offset by the revenue increase described above.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment represented 22% and 19% of our consolidated operating revenue for the second quarter of fiscal 2014 and 2013, respectively. This group of media content platforms provides information to men 18 to 34 years old on the latest exercise, physique training and professional bodybuilding techniques, health and nutrition. This segment also includes the Mr. Olympia event and consists of the production and sale of the following brands in print and digital formats:

•
Men’s Fitness, an active lifestyle magazine for 18 to 34 year olds. Fitness is positioned as the new measure of success and is reflected in editorial coverage of men's fashion, grooming, automotive, finance, travel and other lifestyle categories. Men's Fitness is also home to the latest exercise techniques in sports training, nutrition and health. Men'sFitness.com provides everything for every man in terms of a healthy and fit lifestyle, including daily videos and blogs;

•
Muscle & Fitness, a fitness physique training magazine appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control, sports nutrition and supplements; MuscleandFitness.com provides workout videos, blogs and nutritional advice as well as hosting an on-line store for users to buy the products they see on the website;

•
Flex, a magazine devoted to professional bodybuilding featuring nutrition, supplement and performance science content for bodybuilding enthusiasts and coverage of all professional and amateur bodybuilding contests; Flexonline.com features on-line coverage of all the major bodybuilding competitions as well as training videos and blogs with today's top bodybuilders;

•	Muscle & Fitness e-commerce store selling pre and post workout sports nutritional supplements supported by Muscle & Fitness magazine content;

•
Mr. Olympia, a four-day event held annually in September in Las Vegas, attracting more than 30,000 fans that appeals to bodybuilding and fitness experts from around the world; includes a two-day health and fitness expo with 340 exhibitors including physical exercise challenges and merchandising opportunities that culminates with the most prestigious and largest event in bodybuilding and fitness, the Mr. Olympia contest; and

•
Weider UK, a wholly-owned subsidiary, publishes Muscle & Fitness and Flex in the United Kingdom, France, Italy, Germany, Holland and Australia. Each market edition is in a local language, with local content, and has its own companion website.

Operating Revenue

Total operating revenue in the Men’s Active Lifestyle segment was $19.5 million during the second quarter of fiscal 2014, an increase of $2.5 million, or 14%, from prior year. Advertising revenue increased $1.3 million, which is directly attributable to the repositioning of Men's Fitness magazine and the related website. In addition, the revenue from the September 2013 Mr. Olympia event increased $1.0 million, or 26% from prior year.

Operating Income

Operating income in the Men’s Active Lifestyle segment increased during the second quarter of fiscal 2014 from prior year by $0.6 million, or 11%, to $5.8 million. This increase was attributable to higher advertising volume, as described above, partially offset by incremental costs of $0.7 million associated with the revenue growth of the Mr. Olympia event.

Corporate and Other Segment

The Corporate and Other segment was 4% and 5% of our consolidated operating revenue for the second quarter of fiscal 2014 and 2013, respectively. This segment includes the international licensing of certain health and fitness publications, photo syndication for all our media content platforms, strategic management services for publishers including back-office financial functions, as well as corporate overhead. Also included in this segment are the services provided by our former distribution services group to publishing and non-publishing clients, such as placement and monitoring of supermarket racks, marketing and merchandising. Corporate overhead expenses are not allocated to other segments. This includes corporate executives, production, circulation, information technology, accounting, legal, human resources, business development and administration department costs.

Operating Revenue

Total operating revenue in the Corporate and Other segment was $3.2 million for the second quarter of fiscal 2014, representing a decrease of $1.3 million, or 29%, from prior year. This shortfall was primarily attributable to the 10% decline in newsstand sales for the publishing industry, which caused a $0.7 million revenue shortfall at our distribution services group, coupled with a $1.0 million decline in revenue due to the DSI divestiture in September 2013. These decreases were partially offset by the $0.7 million increase in revenue from publishing clients utilizing our strategic management services.

Operating Loss

Total operating loss increased by $1.6 million, or 12%, to $14.7 million during the second quarter of fiscal 2014. This increase is primarily attributable to the $2.0 million of restructuring costs related to the DSI divestiture coupled with the revenue decline as described above, partially offset by a decrease of $1.6 million in operating expenses.

Six Months ended September 30, 2013 compared to the Six Months ended September 30, 2012

The following information has been derived from the accompanying financial statements for the six months ended September 30, 2013 and 2012:

							Percent change for the
							six months ended
	Six Months Ended						September 30,
	September 30, 2013			September 30, 2012			2013 vs. 2012
in thousands	Operating Revenues	Percent of Total	Operating Income (Loss)	Operating Revenues	Percent of Total	Operating Income (Loss)	Operating Revenues	Operating Income (Loss)
Celebrity Brands	$106,504	59%	$38,113	$109,630	62%	$36,981	(3)%	3%
Women's Active Lifestyle	29,523	16%	3,112	26,887	15%	3,090	10%	1%
Men's Active Lifestyle	35,625	20%	11,051	31,067	18%	9,099	15%	21%
Corporate and Other	9,344	5%	(24,907)	9,526	5%	(23,327)	(2)%	(7)%
Total	$180,996	100%	$27,369	$177,110	100%	$25,843	2%	6%

Total operating revenue increased $3.9 million, or 2%, primarily due to higher advertising in the Women’s Active Lifestyle and Men's Active Lifestyle segments, partially offset by an 8% decline in the celebrity newsstand market, which impacted the Celebrity Brands and Corporate and Other segments.

Total operating income increased $1.5 million, or 6%, primarily due to the higher operating revenues mentioned above coupled with the Management Action Plan savings, which was partially offset by our continued investment in the digital strategy.

Celebrity Brands Segment

The Celebrity Brands segment comprised 59% and 62% of our consolidated operating revenue for the six months ended September 30, 2013 and 2012, respectively.

Operating Revenue

Total operating revenue in the Celebrity Brands segment was $106.5 million for the six months ended September 30, 2013 representing a decrease of $3.1 million, or 3%, over the comparable prior year period. Circulation revenue decreased $4.5 million which was caused by an 8% decline in the celebrity newsstand market ($3.7 million), coupled with the discontinuance and reduction of special publications ($0.8 million), partially offset by an increase of $1.5 million in advertising revenues.

Operating Income

The Celebrity Brands segment operating income increased $1.1 million, or 3%, to $38.1 million during the six months ended September 30, 2013 versus the prior year. This increase was due to our Management Action Plans implemented in fiscal 2013, which reduced expenses by $4.2 million, partially offset by the revenue decline discussed above.

Women’s Active Lifestyle Segment

The Women’s Active Lifestyle segment represented 16% and 15% of our consolidated operating revenue for the six months ended September 30, 2013 and 2012, respectively.

Operating Revenue

Total operating revenue in the Women’s Active Lifestyle segment was $29.5 million during the six months ended September 30, 2013, an increase of $2.6 million, or 10%, from prior year. This increase was primarily caused by the repositioning of Shape magazine which successfully generated revenue from beauty, fashion and retail advertisers. The $2.9 million increase in advertising revenue over prior year was accomplished with only publishing five issues of Shape magazine compared to six issues in the prior year period. This was partially offset by a $0.3 million decline in circulation revenue due to the publishing of one less issue of Shape magazine as described above.

Operating Income

Operating income in the Women’s Active Lifestyle segment increased slightly during the six months ended September 30, 2013 from prior year by 1% to $3.1 million. The operating expenses increased $2.6 million, primarily due to an investment in Shape's book size resulting in higher production costs. This was completely offset by the revenue increase discussed above.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment represented 20% and 18% of our consolidated operating revenue for the six months ended September 30, 2013 and 2012, respectively.

Operating Revenue

Total operating revenue in the Men’s Active Lifestyle segment was $35.6 million during the six months ended September 30, 2013, an increase of $4.6 million, or 15%, from prior year. Advertising revenue increased $3.4 million, which is directly attributable to the relaunch and repositioning of Men's Fitness magazine and the related website. In addition, the revenue from the September 2013 Mr. Olympia event increased $1.0 million, or 26%, from prior year.

Operating Income

Operating income in the Men’s Active Lifestyle segment increased during the six months ended September 30, 2013 from prior year by $2.0 million, or 21%, to $11.1 million. This increase was attributable to higher advertising volume, as described above, partially offset by the increase in costs associated with the Mr. Olympia event.

Corporate and Other Segment

The Corporate and Other segment was 5% of our consolidated operating revenue for the six months ended September 30, 2013 and 2012.

Operating Revenue

Total operating revenue in the Corporate and Other segment was $9.3 million for the six months ended September 30, 2013, representing a decrease of $0.2 million, or 2%, from prior year. This shortfall was primarily attributable to the $2.2 million decline in revenue from the DSI divestiture in September 2013. This shortfall was primarily offset with the revenue from the Microsoft project, coupled with an increase in publishing services revenue.

Operating Loss

Total operating loss increased by $1.6 million, or 7%, to $24.9 million during the six months ended September 30, 2013. This increase is attributable to the $2.0 million of restructuring costs related to the DSI divestiture and the non-cash increase in depreciation and amortization expense ($1.3 million). This was partially offset by reduced operating expenses of $1.7 million due to our 2013 Management Action Plans.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had cash and cash equivalents of $4.7 million and a working capital deficit of $11.7 million.

Cash Flow Summary

The following information has been derived from the accompanying financial statements for the six months ended September 30, 2013 and 2012. Cash and cash equivalents increased by $2.3 million during the six months ended September 30, 2013.

The change in cash and cash equivalents is as follows:

	Six Months Ended
	September 30,		Net
in thousands	2013	2012	Change
Net loss	$(953)	$(3,216)	$2,263
Non-cash items	10,922	9,068	1,854
Net change in operating assets and liabilities	(12,322)	8,074	(20,396)
Operating activities	(2,353)	13,926	(16,279)
Investing activities	(10,992)	(5,498)	(5,494)
Financing activities	15,477	(7,215)	22,692
Effects of exchange rates	214	110	104
Net increase in cash and cash equivalents	$2,346	$1,323	$1,023

Operating Activities

Cash used in operating activities is primarily driven by our non-cash items, changes in working capital and impact of our results of operations. Non-cash items consist primarily of amortization of deferred rack costs, depreciation of property and equipment, amortization of other identified intangible assets and amortization of deferred debt costs.

Net cash used in operating activities increased $16.3 million during the six months ended September 30, 2013 as compared to the same period in prior year, primarily due to the $20.4 million net change in operating assets and liabilities, partially offset by the $1.9 million net increase in non-cash items and the $2.3 million increase in our results of operations.

The net change in operating assets and liabilities is primarily due to the $11.7 million net change in trade receivables, the $8.5 million net change in inventories, the $6.3 million net change in prepaid expenses and the net change in deferred rack costs of $1.1 million, partially offset by the net change in accounts payable and accrued expenses of $2.2 million and the net change in deferred revenue of $5.1 million.

Non-cash items increased, primarily due to the increase in depreciation and amortization of $1.9 million and provision for doubtful accounts of $1.5 million, partially offset by the $1.2 million increase in deferred income tax benefit.

Investing activities

Net cash used in investing activities during the six months ended September 30, 2013 was $11.0 million, an increase of $5.5 million, compared to $5.5 million for the six months ended September 30, 2012. The increase is primarily attributable to the $2.5 million investment in affiliates, the $1.5 million increase in purchases of property and equipment and the $1.5 million increase in purchases of intangible assets. The increase in purchases of property and equipment and intangible assets is primarily due to the implementation of the new system for enterprise resource planning and our continued investment in our digital strategy.

Financing activities

Net cash provided by financing activities for the six months ended September 30, 2013 was $15.5 million, an increase of $22.7 million, compared to $7.2 million of net cash used during the six months ended September 30, 2012. The increase is primarily attributable to the $17.5 million increase in net borrowings from our revolving credit facility and the $5.2 million decrease in payments to the noncontrolling interest holders of Odyssey and the redemption of Odyssey preferred stock.

Credit Facility and Long Term Debt

Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the “2010 Revolving Credit Facility”). The agreement governing the 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit.

During the six months ended September 30, 2013, the Company borrowed $47.6 million and repaid $30.1 million under the 2010 Revolving Credit Facility. At September 30, 2013, the Company had available borrowing capacity of $6.1 million after considering the $29.5 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance of the 2010 Revolving Credit Facility on September 30, 2013 of $29.5 million is a non-current liability, as the outstanding balance is not due until December 2015.

Our 2010 Revolving Credit Facility requires mandatory prepayments of the loans outstanding thereunder to the extent that total revolving exposures exceed total revolving commitments. Our 2010 Revolving Credit Facility requires us to pay, from December 22, 2010 until the commitments expire under our 2010 Revolving Credit Facility, a commitment fee ranging from 0.50% to 0.75% of the unused portion of the revolving commitment. We have the option to pay interest on outstanding balances based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) based on LIBOR, in each case, plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during the six months ended September 30, 2013 and 2012.

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

First Lien Notes

In December 2010, we issued $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum, payable semi-annually, and mature in December 2017 (the “First Lien Notes”). During the first quarter of fiscal 2012, we redeemed $20.0 million in aggregate principal amount of the First Lien Notes at a redemption price equal to 103.0% of the aggregate principal amount thereof, plus accrued and unpaid interest. At September 30, 2013, the First Lien Notes represented an aggregate of $365.0 million of our indebtedness.

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

Second Lien Notes

In December 2010, we issued $104.9 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum, payable semi-annually, and mature in June 2018 (the “Second Lien Notes”). At September 30, 2013, the Second Lien Notes represented an aggregate of $104.9 million of our indebtedness.

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

Second Lien PIK Notes

In October 2013, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 10.0% per annum, are payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”), pursuant to an exchange agreement (the “Exchange Agreement”). The Second Lien PIK Notes were issued under a new indenture, by and among American Media, Inc., certain of its subsidiaries listed as guarantors thereto and Wilmington Trust, National Association, as trustee (the “Second Lien PIK Notes Indenture”). After giving effect to this exchange, approximately $10.6 million aggregate principal amount of Second Lien Notes remain outstanding.

The Second Lien PIK Notes are payable in kind at a rate of 10% per annum until the earliest of: (a) December 15, 2016, (b) the closing of a refinancing of the First Lien Notes or (c) upon the occurrence of certain specified events of default relating to the application of the cash interest savings and the right of first offer (any such date being the "Cash Interest Rate Conversion Date"), at which point the interest payable on the then outstanding aggregate principal amount of Second Lien PIK Notes will be payable at a cash interest rate of 13.5% per annum until the June 2018 maturity date. Subject to certain exceptions, cash interest savings resulting from the exchange of the Second Lien Notes must be used by the Company to repurchase First Lien Notes until the Cash Interest Rate Conversion Date. The participating holders have a right of first offer to sell any of their First Lien Notes to the Company before the Company makes repurchases of First Lien Notes from any other holders of the First Lien Notes, including those purchases pursuant to open market repurchases.

The Exchange Agreement also provides that, should the Company effect a refinancing of the First Lien Notes, under certain circumstances the Company may require additional exchanges at its option. Upon completion of a refinancing of the First Lien Notes, the Company may require (i) the participating holders to exchange up to $55.0 million in aggregate principal amount of the Company’s First Lien Notes for Second Lien PIK Notes or, alternatively, new second lien cash pay notes (the “New Second Lien Cash Pay Notes”) to be issued by the Company at a future date pursuant to the terms of the Exchange Agreement and a new indenture that would govern the New Second Lien Cash Pay Notes (the “Optional First Lien Note Exchange”) and/or (ii) the holders of all Second Lien PIK Notes (including any Second Lien PIK Notes received in the Optional First Lien Note Exchange) to exchange all of their Second Lien PIK Notes for New Second Lien Cash Pay Notes (the "Optional Second Lien Note Exchange"). In the event of the Optional Second Lien Note Exchange, certain of the participating holders may have the right to designate one independent director, in total, to the Board of Directors of the Company under certain conditions.

Covenant Compliance

As discussed above, our 2010 Revolving Credit Facility and the indentures governing the First Lien Notes and the Second Lien Notes contain various restrictive covenants. Under our 2010 Revolving Credit Facility, the first lien leverage ratio (Total First Lien Debt to EBITDA, each as defined in our 2010 Revolving Credit Facility) must be equal to or less than 4.50 to 1.00 through December 2015, the maturity date of the 2010 Revolving Credit Facility.

As of September 30, 2013, first lien leverage ratio was 3.73 to 1.00 and the Company was in compliance with the first lien leverage ratio and the other covenants under the 2010 Revolving Credit Facility and under the indentures governing the First Lien Notes and the Second Lien Notes.

Although there can be no assurances, we anticipate that, based on current projections (including projected borrowings and repayments under the 2010 Revolving Credit Facility), our operating results for the next twelve months will be sufficient to satisfy the first lien leverage covenant under the 2010 Revolving Credit Facility. Our ability to satisfy such financial covenant is dependent on our business performing in accordance with our projections.  If the performance of our business deviates from our projections, we may not be able to satisfy such financial covenant.  Our projections are subject to a number of factors, many of which are events beyond our control, which could cause our actual results to differ materially from our projections (see "Cautionary Statements Regarding Forward-Looking Information" and "Risk Factors" included in this Quarterly Report and the 2013 Form 10-K). If we do not comply with our financial covenant, we would be in default under the 2010 Revolving Credit Facility, which could result in all our debt being accelerated due to cross-default provisions in the indentures governing the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes.

We have the ability to incur additional debt, subject to limitations imposed by our 2010 Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes. Under our 2010 Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our consolidated leverage ratio is less than 4.50 to 1.00.

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

Set forth below is a reconciliation of net income (loss) attributable to American Media, Inc. and subsidiaries to Adjusted EBITDA for the three months and twelve months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Twelve Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net (loss) income attributable to American Media, Inc.	$(2,794)	$(2,743)	$(54,271)	$16,503
Add (deduct):
Interest expense	15,063	15,142	59,736	58,767
Benefit for income taxes	(2,944)	(462)	(7,020)	(19,377)
Depreciation and amortization	3,625	2,487	11,861	8,941
Impairment of goodwill and intangible assets	—	—	54,523	—
Amortization of deferred debt costs	403	355	1,525	1,351
Amortization of deferred rack costs	1,655	2,019	7,114	10,140
Amortization of short-term racks	2,197	2,116	8,197	9,028
Restructuring costs and severance	1,430	574	2,589	4,556
Costs related to launches and closures of publications	264	434	1,327	3,918
Costs related to relaunch and repositioning of Shape and Men's Fitness	—	—	2,820	—
Restructuring costs related to divestiture of DSI	2,029	—	2,029	—
Adjustment for net losses of DSI	2,712	—	4,627	—
AMI share of bad debt related to wholesaler shutdown	1,500	—	1,500	—
Investment in new digital strategy	—	—	2,948	—
Proforma adjustment related to acquisition of Soap Opera Digest	—	—	—	439
Impact of Superstorm Sandy	—	—	4,935	—
Other	747	2,138	3,300	7,197
Adjusted EBITDA	$25,887	$22,060	$107,740	$101,463

Management’s Assessment of Liquidity

Our primary sources of liquidity are cash on hand and amounts available for borrowing under the 2010 Revolving Credit Facility.

The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit, and matures in December 2015. As of September 30, 2013, under the 2010 Revolving Credit Facility we had an outstanding balance of $29.5 million and available borrowing capacity of $6.1 million after giving effect to the $4.4 million outstanding letter of credit.

As of September 30, 2013, in addition to outstanding borrowings under the 2010 Revolving Credit Facility, there was $469.9 million principal amount of outstanding senior secured debt, consisting of $365.0 million principal amount of the First Lien Notes and $104.9 million principal amount of the Second Lien Notes. In October 2013, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of Second Lien PIK Notes pursuant to the Exchange Agreement. After giving effect to this exchange, approximately $10.6 million aggregate principal amount of Second Lien Notes remain outstanding. The Second Lien PIK Notes provide for, among other things, interest payments, in kind, at a rate of 10% per annum for approximately the next three years. We will utilize the cash interest savings from the Second Lien PIK Notes to repurchase certain of our First Lien Notes.

We believe we have access to sufficient capital to continue our planned operations for the 12 months following the balance sheet date of September 30, 2013. We believe that available cash at September 30, 2013 and amounts available under our 2010 Revolving Credit Facility will provide sufficient funds for operating and recurring cash needs, such as working capital, capital expenditures and debt repayments, for the next twelve months. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

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

Goodwill and Intangible Assets

There was no provision for impairment charges during the six months ended September 30, 2013 and 2012. The Company will continue to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company's financial statements, and impairment charges to the Company's goodwill or other identified intangible assets in future periods could be material to the Company's results of operations.

As of September 30, 2013, we identified three reporting units with an excess fair value over carrying value of less than 25%. As of September 30, 2013, National Enquirer, Muscle & Fitness and Flex reporting units had goodwill balances of $59.0 million, $20.5 million and $7.2 million, respectively. For all other reporting units, the fair value is substantially in excess of carrying value as of September 30, 2013. While historical performance and current expectations have resulted in fair values of goodwill and other identified intangible assets in excess of carrying values, if our assumptions are not realized, it is possible that in the future an additional impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. The Company will continue to monitor the recoverability of its remaining goodwill.

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

We generally manage our exposure to interest rate fluctuations through the use of a combination of fixed and variable rate debt. At September 30, 2013, we had $469.9 million outstanding in fixed rate debt. There are no earnings or liquidity risks associated with the Company’s fixed rate debt. Under the 2010 Revolving Credit Facility, we have $29.5 million outstanding in variable rate debt at September 30, 2013. The Company is subject to earnings and liquidity risks associated with the variable rate debt.

To date, we have not entered into any derivative financial instruments, that are designated as hedges, for the purpose of reducing our exposure to adverse fluctuations in interest rates.

Foreign Currency Exchange Risk

We face exposures to adverse movements in foreign currency exchange rates, as a portion of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Canadian dollar, the British pound, and the Euro. These exposures may change over time as our international business practices expand.

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

To date, we have not entered into any derivative financial instruments, that are designated as hedges, for the purpose of reducing our exposure to adverse fluctuations in foreign currency exchange rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the second quarter of fiscal 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below, there are no material changes to the material pending legal proceedings described in our 2013 Form 10-K, under the heading Part I, Item 3, "Legal Proceedings."

Anderson Litigation

The plaintiffs and the defendants in the action pending before the Federal District Court in the Southern District of New York (the “Anderson Action”) have agreed to extend the discovery period through April 2014.

By order dated November 6, 2013, the Delaware bankruptcy court granted American Media, Inc. and four of its co-defendants relief from the automatic bankruptcy stay of litigation against Anderson News, L.L.C. so that they could file a counterclaim in the Anderson Action against Anderson News, L.L.C. alleging that Anderson News, L.L.C. had violated the antitrust laws by engaging in a conspiracy to fix prices that wholesalers would pay publishers for their magazines.  Permission is now being sought from the District Court to file the counterclaim.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our 2013 Form 10-K, under the heading Part I, Item 1A, "Risk Factors."

Item 5. Other Information.

On November 14, 2013, American Media, Inc. and David J. Pecker entered into Amendment No. 2, dated as of November 14, 2013 (“Amendment No. 2”), to the Employment Agreement dated March 2, 2009, as amended (the “Employment Agreement”), by and between Mr. Pecker and American Media, Inc. (successor-in-interest to American Media Operations, Inc.). Pursuant to Amendment No. 2, the term of Mr. Pecker’s employment with American Media, Inc. was extended until March 31, 2015. No other changes to Mr. Pecker’s Employment Agreement were made in Amendment No. 2.

Item 6. Exhibits.

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA, INC.

Date:	November 14, 2013	By:	/s/ David J. Pecker
David J. Pecker
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2013	By:	/s/ Christopher Polimeni
Christopher Polimeni
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number		Description
4.1	w	Indenture, dated as of October 2, 2013, by and among American Media, Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee.
4.2	w	Form of New Second Lien PIK Notes (included in Exhibit 4.1).
4.3	w	Amendment to Stockholders' Agreement, dated October 2, 2013, among the Company and the stockholders party thereto.
4.4	w	Waiver and Amendment to Registration Rights Agreement, dated as of October 2, 2013, among the Company, the guarantors named therein, and the majority holders named therein.
10.1	w	Exchange Agreement, dated September 27, 2013, among the Company and the parties thereto.
10.2	w	Second Lien PIK Collateral Agreement, dated as of October 2, 2013, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as collateral agent.
10.3	w
Joinder, dated as of October 2, 2013, to the existing Junior Lien Intercreditor Agreement, dated as of December 22, 2010, by and among the Company, the guarantors named therein, the Credit Agreement Agent (as defined therein), Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), in its capacity as First Lien Trustee (as defined therein) and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), in its capacity as Second Lien Trustee.

10.4	*
Amendment No. 2, dated as of November 14, 2013, to that Employment Agreement dated March 2, 2009, as amended, by and between David J. Pecker and American Media, Inc. (successor-in-interest to American Media Operations, Inc.).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	‡	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	%	XBRL Instance Document
101.SCH	%	XBRL Taxonomy Extension Schema Document
101.CAL	%	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	%	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	%	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	%	XBRL Taxonomy Extension Definition Linkbase Document
*		Filed herewith
w		Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2013.
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