Form 10-Q
period 2013-12-31
AMERICAN MEDIA INC
filed 2014-02-14
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of January 31, 2014 was 11,137,150.

AMERICAN MEDIA, INC.

Form 10-Q for the Quarter Ended December 31, 2013

American Media, Inc. and its consolidated subsidiaries are referred to in this Quarterly Report on Form 10-Q (this "Quarterly Report") as American Media, AMI, the Company, we, our and us.

FORWARD-LOOKING STATEMENTS

This Quarterly Report for the fiscal quarter ended December 31, 2013 contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements relate to our current beliefs regarding future events or our future operating or financial performance. By their nature, forward-looking statements involve risks, trends and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. We have tried, where possible, to identify such statements by using words such as "believes," "expects," "intends," "estimates," "may," "anticipates," "will," "likely," "project," "plans," "should," "could," "potential" or "continue" and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statement is and will be based upon our then current expectations, estimates and assumptions regarding future events and is applicable only as of the date of such statement. We may also make written and oral forward-looking statements in the reports we file from time to time with the Securities and Exchange Commission (the "SEC").

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

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

We caution you not to place undue reliance on any forward-looking statement, which speaks only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2013	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($702 and $740 related to VIEs, respectively)	$4,206	$2,375
Trade receivables, net of allowance for doubtful accounts of $5,560 and $5,899, respectively	32,283	43,085
Inventories	13,730	13,156
Prepaid expenses and other current assets ($204 and $0 related to VIEs, respectively)	19,113	16,159
Total current assets	69,332	74,775
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	3,843	3,867
Furniture, fixtures and equipment	42,391	41,351
Less – accumulated depreciation	(26,888)	(25,950)
Total property and equipment, net	19,346	19,268
OTHER ASSETS:
Deferred debt costs, net	8,587	9,789
Deferred rack costs, net	5,114	6,604
Investment in affiliates	2,615	—
Other long-term assets	3,791	1,631
Total other assets	20,107	18,024
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	186,898	186,898
Other identified intangibles, net of accumulated amortization of $118,287 and $114,545, respectively ($6,000 related to VIEs)	270,160	278,486
Total goodwill and other identified intangible assets, net	457,058	465,384
TOTAL ASSETS	$565,843	$577,451
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ($1 and $0 related to VIEs, respectively)	$19,902	$17,820
Accrued expenses and other liabilities ($83 and $304 related to VIEs, respectively)	28,988	24,764
Accrued interest	2,643	16,823
Redeemable financial instrument (see Note 10)	807	3,447
Deferred revenues ($227 and $388 related to VIEs, respectively)	33,236	34,544
Total current liabilities	85,576	97,398
NON-CURRENT LIABILITIES:
Senior secured notes	471,801	469,889
Revolving credit facility	31,000	12,000
Other non-current liabilities	3,870	3,959
Deferred income taxes	100,566	68,967
Total liabilities	692,813	652,213
COMMITMENTS AND CONTINGENCIES (See Note 11)
Redeemable noncontrolling interest (see Note 10)	3,000	3,000
STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 14,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2013 and March 31, 2013	1	1
Additional paid-in capital	822,723	822,723
Accumulated deficit	(952,557)	(900,147)
Accumulated other comprehensive loss	(137)	(339)
Total stockholders' deficit	(129,970)	(77,762)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$565,843	$577,451

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
OPERATING REVENUES:
Circulation	$44,603	$56,556	$147,482	$163,943
Advertising	22,769	22,788	84,226	76,425
Other	7,276	5,975	23,936	22,061
Total operating revenues	74,648	85,319	255,644	262,429
OPERATING EXPENSES:
Editorial	9,979	10,052	29,063	31,158
Production	20,889	23,897	69,727	73,479
Distribution, circulation and other cost of sales	12,330	16,668	45,047	50,896
Selling, general and administrative	19,020	19,986	65,291	61,549
Depreciation and amortization	3,736	2,431	10,453	7,219
Impairment of goodwill and intangible assets	9,238	54,523	9,238	54,523
Total operating expenses	75,192	127,557	228,819	278,824
OPERATING (LOSS) INCOME	(544)	(42,238)	26,825	(16,395)
OTHER INCOME (EXPENSE):
Interest expense	(14,099)	(15,231)	(43,838)	(45,014)
Amortization of deferred debt costs	(414)	(367)	(1,202)	(1,063)
Other income (expense), net	63	(241)	(188)	(251)
Total other expense, net	(14,450)	(15,839)	(45,228)	(46,328)
LOSS BEFORE INCOME TAXES	(14,994)	(58,077)	(18,403)	(62,723)
INCOME TAX PROVISION (BENEFIT)	35,410	(140)	32,954	(1,570)
NET LOSS	(50,404)	(57,937)	(51,357)	(61,153)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	23	42	(1,053)	(739)
NET LOSS ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(50,381)	$(57,895)	$(52,410)	$(61,892)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
NET LOSS	$(50,404)	$(57,937)	$(51,357)	$(61,153)
Foreign currency translation adjustment	71	3	202	(17)
Comprehensive loss	(50,333)	(57,934)	(51,155)	(61,170)
Less: comprehensive (income) loss attributable to the noncontrolling interest	23	42	(1,053)	(739)
COMPREHENSIVE LOSS ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(50,310)	$(57,892)	$(52,208)	$(61,909)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(51,357)	$(61,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	6,711	4,485
Amortization of other identified intangibles	3,742	2,734
Impairment of goodwill and intangible assets	9,238	54,523
Amortization of deferred debt costs	1,202	1,063
Amortization of deferred rack costs	4,755	6,484
Deferred income tax provision (benefit)	32,737	(1,883)
Non-cash payment-in-kind interest accretion	1,912	—
Provision for doubtful accounts	1,545	1,264
Other	513	195
Changes in operating assets and liabilities:
Trade receivables	9,242	14,033
Inventories	(597)	4,988
Prepaid expenses and other current assets	(4,185)	4,259
Deferred rack costs	(3,265)	(3,684)
Other long-term assets	(2,160)	(9)
Accounts payable	1,495	4,808
Accrued expenses and other liabilities	4,475	(1,596)
Accrued interest	(14,180)	(14,454)
Other non-current liabilities	(89)	(234)
Deferred revenues	(1,308)	(6,236)
Total changes in operating assets and liabilities	(10,572)	1,875
Net cash provided by operating activities	426	9,587
INVESTING ACTIVITIES
Purchases of property and equipment	(6,521)	(6,985)
Purchases of intangible assets	(4,654)	(1,785)
Proceeds from sale of assets	120	80
Investment in affiliates	(2,536)	(350)
Other	(300)	(300)
Net cash used in investing activities	(13,891)	(9,340)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	79,600	60,500
Repayment to revolving credit facility	(60,600)	(47,500)
Payments to noncontrolling interest holders of Olympia	(1,004)	(679)
Payments for redemption of Odyssey preferred stock	(3,002)	(8,279)
Net cash provided by financing activities	14,994	4,042
Effect of exchange rate changes on cash	302	14
Net increase in cash and cash equivalents	1,831	4,303
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,375	5,226
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,206	$9,529

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-cash property and equipment (incurred but not paid)	$584	$140
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1 - Nature of the Business

Unless otherwise noted, references to American Media, AMI, the Company, we, our and us in this Quarterly Report on Form 10-Q refer to American Media, Inc. and its consolidated subsidiaries.

American Media, Inc. was incorporated under the laws of the State of Delaware in 1990 and is headquartered in Boca Raton, Florida. The Company is the largest publisher of celebrity and health and fitness magazines in the United States and operates a diversified portfolio of 14 publications. Total circulation of our print publications with a frequency of six or more times per year were approximately 5.9 million copies per issue during the nine months ended December 31, 2013.

As of December 31, 2013, the Company published seven weekly publications: National Enquirer, Star, Globe, National Examiner, Country Weekly, OK! and Soap Opera Digest; two monthly publications: Muscle & Fitness and Flex; two publications that are published 10 times per year: Shape and Men's Fitness; and three bi-monthly publications: Fit Pregnancy, Natural Health and Muscle & Fitness Hers.

In September 2013, we divested substantially all of the assets comprising our distribution and merchandising businesses operated by Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary of American Media, Inc. DSI was an in-store product merchandising and marketing company doing business in the U.S. and Canada. DSI serviced the Company by placing and monitoring its print publications, as well as third-party publications, to ensure prominent display in major national and regional retail, drug and supermarket chains. DSI also provided marketing, merchandising and information gathering services to third parties, including non-magazine clients. The divested assets, which consisted primarily of working capital (exclusive of $3.7 million in accounts receivable which were retained by AMI), the sales and support workforce and certain other related assets, were contributed in exchange for a membership interest in a joint venture. See Note 10, "Investments in Affiliates and Redeemable Noncontrolling Interest" for a further description.

After the divestiture of the DSI business, which was included in and comprised a majority of our publishing services segment, the publishing services segment has been combined with the corporate and other segment effective with the quarter ended September 30, 2013. Given this change, the Company has restated prior period segment information to correspond to the current segment reporting structure. See Note 12, "Business Segment Information."

Our fiscal year ends on March 31, 2014 and is referred to herein as fiscal 2014.

Note 2- Significant Accounting Policies

Basis of Presentation

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. These unaudited condensed consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") with respect to the Company's fiscal year ended March 31, 2013 (the "2013 Form 10-K"), which may be accessed through the SEC's website at http://www.sec.gov.

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

Financial information for the Company's unconsolidated joint ventures is reported in the accompanying financial statements with a one-month lag in reporting periods. The effect of this one-month lag on the Company's financial position and results of operations is not significant.

See Note 10, “Investments in Affiliates and Redeemable Noncontrolling Interest.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management's assessments of the probable future outcome of these matters. As a result, actual results could differ from those estimates.

Concentrations

As of December 31, 2013, single copy revenues consisted of copies distributed to retailers primarily by two major wholesalers. During the three months ended December 31, 2013 and 2012, The News Group accounted for approximately 42% and 32%, respectively, of our total operating revenues and Source Interlink Companies accounted for approximately 18% and 15%, respectively, of our total operating revenues. During the nine months ended December 31, 2013 and 2012, The News Group accounted for approximately 31% and 29%, respectively, of our total operating revenues and Source Interlink Companies accounted for approximately 14% of our total operating revenues. We have multi-year service arrangements with our major wholesalers, which provide incentives to maintain certain levels of service.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under ASU 2013-11 unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. ASU 2013-11 is effective for the Company on April 1, 2014. While the adoption of ASU 2013-11 will not have an impact on the Company's results of operations or cash flows, we are currently evaluating the impact of presenting unrecognized tax benefits net of our deferred tax assets where applicable on the Company's consolidated financial position.

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

Note 3 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out ("FIFO") method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventory write-downs during the nine months ended December 31, 2013 and 2012 were insignificant. Inventories are comprised of the following (in thousands):

	December 31, 2013	March 31, 2013
Raw materials – paper	$11,224	$9,268
Finished product — paper, production and distribution costs of future issues	2,506	3,888
Total inventory	$13,730	$13,156

Note 4 - Goodwill and Other Identified Intangible Assets

As of December 31, 2013 and March 31, 2013, the Company had goodwill with a carrying value of $186.9 million and other identified intangible assets not subject to amortization with carrying values of $256.9 million and $266.1 million, respectively. Other identified intangible assets not subject to amortization consist of tradenames with indefinite lives.

Identified intangible assets with finite lives subject to amortization consist of the following at December 31, 2013 and March 31, 2013 (in thousands):

		December 31, 2013			March 31, 2013
	Range of Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames	8 - 27	$10,610	$(4,853)	$5,757	$10,610	$(4,521)	$6,089
Subscriber lists	3 - 15	32,702	(31,966)	736	32,702	(30,328)	2,374
Customer relationships	5 - 10	2,300	(1,125)	1,175	2,300	(829)	1,471
Other intangible assets	3	8,172	(2,535)	5,637	3,518	(1,059)	2,459
		$53,784	$(40,479)	$13,305	$49,130	$(36,737)	$12,393

Amortization expense of intangible assets was $3.7 million and $2.7 million during the nine months ended December 31, 2013 and 2012, respectively. Based on the carrying value of identified intangible assets recorded at December 31, 2013, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2014	$1,665
2015	3,423
2016	2,736
2017	1,138
2018	468
Thereafter	3,875
$13,305

During an evaluation of goodwill and other identified intangible assets at December 31, 2013, the Company determined that indicators were present in certain reporting units which would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily due to the continuing softness in the U.S. economy, which impacts consumer spending, including further declines in certain advertising markets, resulting in lowered future cash flow projections.

As a result, an interim impairment test of goodwill and other indefinite lived intangible assets was performed as of December 31, 2013 for certain reporting units in accordance with FASB Accounting Standards Codification (“ASC”) Topic No. 350, “Goodwill and Other Intangible Assets” (“ASC 350”). Impairment testing for goodwill is a two-step process. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of the impairment charge, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill and an impairment charge is recorded for the difference. Impairment testing for indefinite lived intangible assets, consisting of tradenames, compares the fair value of the tradename to the carrying value and an impairment charge is recorded for any excess carrying value over fair value.

The evaluation resulted in the carrying value of tradenames for certain reporting units to exceed the estimated fair value. As a result, the Company recorded an estimated pre-tax non-cash impairment charge of $9.2 million to reduce the carrying value of tradenames during the three months ended December 31, 2013.

The gross carrying amount and accumulated impairment losses of goodwill, as of December 31, 2013 and March 31, 2013, by reportable segment are as follows (in thousands):

	Celebrity Brands	Women's Active Lifestyle Group	Men's Active Lifestyle Group	Corporate and Other	Total
Goodwill	$428,518	$84,905	$112,296	$20,136	$645,855
Accumulated impairment losses	(304,595)	(62,841)	(80,446)	(11,075)	(458,957)
Goodwill, net of impairment loss	$123,923	$22,064	$31,850	$9,061	$186,898

Impairment Charge Assumptions

The fair value of the reporting unit's goodwill and tradenames was based on the Company's projections of revenues, operating costs and cash flows of each reporting unit, considering historical and anticipated future results and general economic and market conditions as well as the impact of planned business and operational strategies. The valuations employ a combination of income and market approaches to measure fair value. The key assumptions used to determine fair value of the reporting unit's goodwill and tradenames as of December 31, 2013 were:

a)	expected cash flow periods of five years;

b)	terminal values based upon terminal growth rates ranging from 0% to 3%;

c)	implied multiples used in the business enterprise value income and market approaches ranging from 4.4 to 8.3; and

d)	discount rates ranging from 14% to 15%, which were based on the Company's best estimate of the weighted average cost of capital adjusted for risks associated with the reporting unit.

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

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during the nine months ended December 31, 2013 and 2012.

In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during the nine months ended December 31, 2013 and 2012 were insignificant.

During the nine months ended December 31, 2013, the Company borrowed $79.6 million and repaid $60.6 million under the 2010 Revolving Credit Facility. At December 31, 2013, the Company has available borrowing capacity of $4.6 million after considering the $31.0 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance of the 2010 Revolving Credit Facility on December 31, 2013 of $31.0 million is included in non-current liabilities, as the outstanding balance is not due until December 2015.

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

As of December 31, 2013, the Company was in compliance with its covenants under the 2010 Revolving Credit Facility.

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

Note 6 - Senior Secured Notes

In December 2010, we issued (i) $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum and mature in December 2017 (the “First Lien Notes”), and (ii) $104.9 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum and mature in June 2018 (the “Second Lien Notes”). Interest on the First Lien Notes and Second Lien Notes is payable semi-annually on June 15th and December 15th of each year and is computed on the basis of a 360-day year comprised of twelve 30-day months. During the first quarter of fiscal 2012, the Company redeemed $20.0 million in aggregate principal amount of the First Lien Notes.

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

The First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes are referred to herein collectively as the Senior Secured Notes.

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

The Second Lien Notes and the Second Lien PIK Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility and the First Lien Notes. The Second Lien Notes and Second Lien PIK Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

Under the First Lien Notes Indenture, the Company has the option to redeem the First Lien Notes on or after December 15, 2013, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

Year	Percentage
2013	108.625%
2014	105.75%
2015	102.875%
2016 and thereafter	100%

Under the Second Lien Notes Indenture and the Second Lien PIK Notes Indenture, the Company has the option to redeem the Second Lien Notes or the Second Lien PIK Notes on or after December 15, 2013, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

Year	Percentage
2013	110.125%
2014	106.75%
2015	103.375%
2016 and thereafter	100%

The interest payment-in-kind from the December 15, 2013 interest payment on the Second Lien PIK Notes totaled $1.9 million and was recorded as an increase to the Senior Secured Notes in the accompanying financial statements. The total cash interest savings from the December 15, 2013 interest payment on the Second Lien and Second Lien PIK Notes totaled $2.6 million and must be used to repurchase First Lien Notes no later than March 1, 2014.

As of December 31, 2013, the Company’s total principal amount of Senior Secured Notes was approximately $471.8 million, consisting of $365.0 million principal amount of First Lien Notes, $10.6 million principal amount of Second Lien Notes and $96.2 million principal amount of Second Lien PIK Notes.

The indentures governing the Senior Secured Notes contain certain affirmative covenants, negative covenants and events of default. For example, the indentures governing the Senior Secured Notes contain covenants that limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the indentures governing the Senior Secured Notes impose certain requirements as to future subsidiary guarantors. As of December 31, 2013, the Company was in compliance with all the covenants under the indentures governing the Senior Secured Notes.

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

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

		December 31, 2013		March 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
First Lien Notes	Level 2	$365,000	$398,536	$365,000	$356,788
Second Lien Notes	Level 2	10,601	10,959	104,889	85,485
Second Lien PIK Notes	Level 2	96,200	94,577	—	—
Revolving Credit Facility	Level 2	31,000	32,124	12,000	10,755
Redeemable Financial Instrument	Level 3	807	836	3,447	3,089

The fair value of the First Lien Notes, the Second Lien Notes, the Second Lien PIK Notes and the Revolving Credit Facility is estimated using quoted market prices for the same or similar issues. The fair value of the Redeemable Financial Instrument is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor.

As of December 31, 2013 and March 31, 2013, the Company did not have financial assets or liabilities that would require measurement on a recurring basis, based on the guidance in ASC 820. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amount of these accounts approximates fair value.

Assets measured at fair value on a nonrecurring basis

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. During an evaluation of goodwill and other identified intangible assets at December 31, 2013, the carrying value of tradenames for certain reporting units exceeded fair value. As a result, the Company recorded an impairment charge that incorporates fair value measurements based on Level 3 inputs. See Note 4, "Goodwill and Other Identified Intangible Assets," for further discussion on measuring the Company's non-financial assets, specifically goodwill and tradenames.

Note 8 - Income Taxes

The asset and liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2013, a valuation allowance of $30.5 million was recorded against the Company's net deferred tax assets, excluding the deferred tax liability for indefinite-lived intangibles. The Company's deferred tax liabilities related to indefinite-lived intangibles were not considered a future source of income to support the realization of deferred tax assets within the net operating loss carryforward period.

Note 9 - Related Party Transactions

In January 2013, the Company and Mr. Elkins, a member of our Board of Directors, entered into a one-year consulting agreement for Mr. Elkins to provide certain financial advisory services through Roxbury Advisory, LLC, a company controlled by Mr. Elkins. Purchases of these services from Roxbury Advisory, LLC totaled $100,000 during the nine months ended December 31, 2013. Mr. Elkins was affiliated with Avenue Capital, a majority stockholder of the Company, until January 2013.

Note 10 - Investments in Affiliates and Redeemable Noncontrolling Interest

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

Olympia's net income during the nine months ended December 31, 2013 and 2012 was $1.1 million and $0.7 million, respectively.

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

The Company has a variable interest in the ZAM joint venture, a variable interest entity. The ZAM joint venture is deemed a variable interest entity because there is insufficient equity investment at risk. The Company concluded it is the primary beneficiary because the Company controls the activities that most significantly impact the economic performance of ZAM as manager of the day-to-day operations. As a result, the Company accounts for the ZAM joint venture as a consolidated subsidiary. The operating results of ZAM were insignificant to the Company's consolidated financial statements for the nine months ended December 31, 2013.

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

The Company has paid approximately $6.2 million and the remaining discounted obligation under the Preferred Stock Purchase Agreement is reflected as a redeemable financial instrument in the accompanying financial statements. The remaining undiscounted obligation of $1.0 million will be paid during the remainder of fiscal 2014.

Redeemable Noncontrolling Interest

The following table reconciles equity attributable to the redeemable noncontrolling interest (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Balance, beginning of period	$4,076	$3,781	$3,000	$15,620
Capital distribution	(1,004)	(679)	(1,004)	(679)
Net income (loss) attributable to noncontrolling interests	(23)	(42)	1,053	739
Reduction in noncontrolling interest	—	—	—	(12,500)
Other	(49)	(60)	(49)	(180)
Balance, end of period	$3,000	$3,000	$3,000	$3,000

The reduction in noncontrolling interests during the nine months ended December 31, 2012 of approximately $12.5 million represents the exercise of the Odyssey Put Option by the LLC Member of Odyssey.

Unconsolidated Joint Ventures

We have other joint ventures that we do not consolidate as we lack the power to direct the activities that significantly impact the economic performance of these entities. The Company's investments in affiliates are carried at the fair value of the investment consideration at the date acquired, plus the Company's equity in undistributed earnings from that date. Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on the Company's investment and results of operations are not significant.

Radar Online, LLC

In October 2008, the Company entered into a limited liability company agreement to form Radar Online, LLC, a joint venture ("Radar"), to manage Radar Online, a website focusing on celebrity and entertainment news. Though the Company owns 50% of Radar and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Radar using the equity method. The operating results of Radar were insignificant to the Company’s consolidated financial statements for the nine months ended December 31, 2013 and 2012.

The management fees receivable from Radar totaled $2.2 million as of December 31, 2013 and March 31, 2013. Historically, the management fees were fully reserved due to Radar's inability to pay the management fees and revenue had not been recognized. At December 31, 2013, based on management's reassessment of Radar, the Company's management determined that collectibility was reasonably assured. As a result, during the three months ended December 31, 2013, the reserve was released and recognized into operating income in the accompanying financial statements.

Media Brands, LLC

In August 2011, the Company entered into a limited liability company agreement to form Media Brands, LLC, a joint venture ("Media Brands"), to produce, market, sell and distribute various nutritional supplement product lines branded with certain of the Company's health and fitness brands. Media Brands was initially capitalized by the Company and the other limited liability company member (the "Media Brands Member") and the Company and the Media Brands Member each received an initial ownership interest of 50% in Media Brands. Though the Company owns 50% of Media Brands and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Media Brands using the equity method. The operations of Media Brands commenced during the second quarter of fiscal 2014 and the operating results were insignificant to the Company's consolidated financial statements for the nine months ended December 31, 2013.

Odyssey/Unconventional Partners Entertainment, LLC

In March 2013, Odyssey Magazine Publishing Group, Inc. (“Odyssey Corporation”), a wholly-owned subsidiary of American Media, Inc., entered into a limited liability company agreement to form Odyssey/UnConventional Partners Entertainment, LLC, a joint venture (“OUPE”), to develop and produce a television show based on OK! magazine ("OK!TV"). OUPE was initially capitalized by Odyssey Corporation and the other limited liability company member (the "OUPE Member") and Odyssey Corporation and the OUPE Member each received an initial ownership interest of approximately 50% in OUPE. In August 2013, Odyssey Corporation and the OUPE Member amended the limited liability company agreement to provide for an additional limited liability company member to receive a membership interest in OUPE (the "Additional OUPE Member") in exchange for its capital contribution to OUPE.

Odyssey Corporation owns 33.3% of OUPE and can exercise significant influence but does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in OUPE using the equity method. The operations of OUPE commenced during the second quarter of fiscal 2014 when the television show OK!TV was launched and the operating results were insignificant to the Company's consolidated financial statements for the nine months ended December 31, 2013.

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

DSI can exercise significant influence but does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Select using the equity method. The operating results were insignificant to the Company's consolidated financial statements for the nine months ended December 31, 2013.

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

On April 3, 2012, the Second Circuit issued a decision reversing the dismissal of the lawsuit and reinstating the antitrust and state law claims (except the defamation claim, which Anderson withdrew), and, on January 7, 2013, the United States Supreme Court declined to review the Second Circuit decision. Following the Second Circuit decision, the case has been proceeding in the District Court and the parties are engaged in discovery, which is scheduled to be completed in June 2014.

Anderson is in chapter 11 bankruptcy proceedings in Delaware bankruptcy court. On June 10, 2010, American Media, Inc. filed a proof of claim in that proceeding for $5.6 million (which it amended on December 3, 2013 to reflect the counterclaim (described below) it planned to file in the Anderson Action), but Anderson asserts that it has no assets to pay unsecured creditors like American Media, Inc. An independent court-appointed examiner has identified claims that Anderson could assert against Anderson insiders in excess of $340.0 million.

In an order of the Delaware bankruptcy court, entered on November 14, 2011, American Media, Inc. and four other creditors (collectively, the “Creditors”), which also are defendants in the Anderson Action, were granted the right to file lawsuits against Anderson insiders asserting Anderson's claims identified by the examiner. The Creditors' retention of counsel to pursue the claims on a contingency fee basis was also approved. On November 14, 2011, pursuant to this order, a complaint was filed against 10 defendants. The bankruptcy court, however, has entered a stay of discovery pending conclusion of fact discovery in the Anderson Action. By order dated November 6, 2013, the Delaware bankruptcy court granted American Media, Inc. and four of its co-defendants relief from the automatic bankruptcy stay of litigation against Anderson News, L.L.C. so that they could file a counterclaim in the Anderson Action against Anderson News, L.L.C. alleging that Anderson News, L.L.C. had violated the antitrust laws by engaging in a conspiracy to fix prices that wholesalers would pay publishers for their magazines and seeking an unspecified amount of damages to be proved at trial.  Permission was obtained on January 23, 2014 from the District Court to file the counterclaim against Charles Anderson, Jr. and Anderson News, L.L.C.

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

Note 12 - Business Segment Information

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

Segment information for the three and nine months ended December 31, 2013 and 2012 and the assets employed as of December 31, 2013 and March 31, 2013 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2013	2012	2013	2012
Operating revenues
Celebrity Brands	$45,990	$57,653	$152,494	$167,283
Women's Active Lifestyle Group	9,936	8,707	39,459	35,594
Men's Active Lifestyle Group	13,267	14,227	48,892	45,294
Corporate and Other	5,455	4,732	14,799	14,258
Total operating revenues	$74,648	$85,319	$255,644	$262,429
Operating income (loss)
Celebrity Brands	$13,853	$(21,677)	$51,966	$15,304
Women's Active Lifestyle Group	(1,978)	(6,059)	1,134	(2,969)
Men's Active Lifestyle Group	(6,346)	(3,902)	4,705	5,197
Corporate and Other	(6,073)	(10,600)	(30,980)	(33,927)
Total operating income (loss)	$(544)	$(42,238)	$26,825	$(16,395)
Depreciation and amortization
Celebrity Brands	$882	$809	$2,615	$2,355
Women's Active Lifestyle Group	208	113	528	242
Men's Active Lifestyle Group	218	104	567	241
Corporate and Other	2,428	1,405	6,743	4,381
Total depreciation and amortization	$3,736	$2,431	$10,453	$7,219
Impairment of goodwill and intangible assets
Celebrity Brands	$—	$42,801	$—	$42,801
Women's Active Lifestyle Group	—	3,925	—	3,925
Men's Active Lifestyle Group	9,238	7,797	9,238	7,797
Total impairment of goodwill and intangible assets	$9,238	$54,523	$9,238	$54,523
Amortization of deferred rack costs
Celebrity Brands	$1,320	$1,851	$4,486	$6,240
Women's Active Lifestyle Group	79	63	229	222
Men's Active Lifestyle Group	17	5	40	22
Total amortization of deferred rack costs	$1,416	$1,919	$4,755	$6,484

Total Assets	December 31, 2013	March 31, 2013
Celebrity Brands	$331,031	$336,722
Women's Active Lifestyle Group	66,167	70,956
Men's Active Lifestyle Group	102,591	113,539
Corporate and Other (1)	66,054	56,234
Total assets	$565,843	$577,451

(1)	Amounts are primarily comprised of inventories, prepaid expenses, property and equipment, deferred debt costs and certain other assets.

Geographic Data

The Company operates principally in two geographic areas, the United States of America and Europe (primarily the United Kingdom). There were no significant transfers between geographic areas during the three and nine months ended December 31, 2013 and 2012. The following table presents revenue by geographical area for the three and nine months ended December 31, 2013 and 2012 and all identifiable assets related to the operations in each geographic area as of December 31, 2013 and March 31, 2013:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2013	2012	2013	2012
Operating revenues:
United States of America	$71,807	$82,126	$246,568	$252,794
Europe	2,841	3,193	9,076	9,635
Total operating revenues	$74,648	$85,319	$255,644	$262,429

(in thousands)	December 31, 2013	March 31, 2013
Assets:
United States of America	$557,147	$568,733
Europe	8,696	8,718
Total assets	$565,843	$577,451

Note 13 - Supplemental Condensed Consolidating Financial Information

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

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013
(in thousands)

ASSETS	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,152	$2,054	$—	$4,206
Trade receivables, net	—	30,608	1,675	—	32,283
Inventories	—	13,137	593	—	13,730
Prepaid expenses and other current assets	—	23,835	765	(5,487)	19,113
Total current assets	—	69,732	5,087	(5,487)	69,332
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,843	—	—	3,843
Furniture, fixtures and equipment	—	41,632	759	—	42,391
Less – accumulated depreciation	—	(26,248)	(640)	—	(26,888)
Total property and equipment, net	—	19,227	119	—	19,346
OTHER ASSETS:
Deferred debt costs, net	8,587	—	—	—	8,587
Deferred rack costs, net	—	5,114	—	—	5,114
Investment in affiliates	—	2,615	—	—	2,615
Other long-term assets	—	3,791	—	—	3,791
Investment in subsidiaries	532,112	(167)	—	(531,945)	—
Total other assets	540,699	11,353	—	(531,945)	20,107
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	182,388	4,510	—	186,898
Other identified intangibles, net	—	264,160	6,000	—	270,160
Total goodwill and other identified intangible assets	—	446,548	10,510	—	457,058
Due from affiliates	—	168,574	—	(168,574)	—
TOTAL ASSETS	$540,699	$715,434	$15,716	$(706,006)	$565,843
LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$—	$19,573	$329	$—	$19,902
Accrued expenses and other liabilities	—	27,320	5,821	(4,153)	28,988
Accrued interest	2,643	—	—	—	2,643
Redeemable financial instruments	807	—	—	—	807
Deferred revenues	—	32,469	767	—	33,236
Total current liabilities	3,450	79,362	6,917	(4,153)	85,576
NON-CURRENT LIABILITIES:
Senior secured notes, net	471,801	—	—	—	471,801
Revolving credit facility	31,000	—	—	—	31,000
Other non-current liabilities	—	3,870	—	—	3,870
Deferred income taxes	—	101,855	45	(1,334)	100,566
Due to affiliates	164,418	—	4,156	(168,574)	—
Total liabilities	670,669	185,087	11,118	(174,061)	692,813
Redeemable noncontrolling interest	—	—	3,000	—	3,000
STOCKHOLDER'S (DEFICIT) EQUITY:
Total stockholder's (deficit) equity	(129,970)	$530,347	$1,598	$(531,945)	(129,970)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$540,699	$715,434	$15,716	$(706,006)	$565,843

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2013
(in thousands)

ASSETS	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$683	$1,692	$—	$2,375
Trade receivables, net	—	41,169	1,916	—	43,085
Inventories	—	12,600	556	—	13,156
Prepaid expenses and other current assets	—	21,000	646	(5,487)	16,159
Total current assets	—	75,452	4,810	(5,487)	74,775
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,867	—	—	3,867
Furniture, fixtures and equipment	—	40,666	685	—	41,351
Less – accumulated depreciation	—	(25,418)	(532)	—	(25,950)
Total property and equipment, net	—	19,115	153	—	19,268
OTHER ASSETS:
Deferred debt costs, net	9,789	—	—	—	9,789
Deferred rack costs, net	—	6,604	—	—	6,604
Other long-term assets	—	1,631	—	—	1,631
Investment in subsidiaries	520,082	(242)	—	(519,840)	—
Total other assets	529,871	7,993	—	(519,840)	18,024
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	182,388	4,510	—	186,898
Other identified intangibles, net	—	272,486	6,000	—	278,486
Total goodwill and other identified intangible assets	—	454,874	10,510	—	465,384
TOTAL ASSETS	$529,871	$557,434	$15,473	$(525,327)	$577,451
LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$—	$17,261	$559	$—	$17,820
Accrued expenses and other liabilities	—	2,012	5,389	17,363	24,764
Accrued interest	16,823	—	—	—	16,823
Redeemable financial instruments	3,447	—	—	—	3,447
Deferred revenues	—	33,621	923	—	34,544
Total current liabilities	20,270	52,894	6,871	17,363	97,398
NON-CURRENT LIABILITIES:
Senior secured notes, net	469,889	—	—	—	469,889
Revolving credit facility	12,000	—	—	—	12,000
Other non-current liabilities	—	3,959	—	—	3,959
Deferred income taxes	—	91,823	(6)	(22,850)	68,967
Due (from) to affiliates	105,474	(109,607)	4,133	—	—
Total liabilities	607,633	39,069	10,998	(5,487)	652,213
Redeemable noncontrolling interest	—	—	3,000	—	3,000
STOCKHOLDER'S (DEFICIT) EQUITY:
Total stockholder's (deficit) equity	(77,762)	518,365	1,475	(519,840)	(77,762)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$529,871	$557,434	$15,473	$(525,327)	$577,451

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$43,342	$1,261	$—	$44,603
Advertising	—	21,327	1,442	—	22,769
Other	—	7,015	261	—	7,276
Total operating revenues	—	71,684	2,964	—	74,648
OPERATING EXPENSES:
Editorial	—	9,629	350	—	9,979
Production	—	19,971	918	—	20,889
Distribution, circulation and other cost of sales	—	11,673	657	—	12,330
Selling, general and administrative	—	18,345	675	—	19,020
Depreciation and amortization	—	3,716	20	—	3,736
Impairment of goodwill and intangible assets	—	9,238	—	—	9,238
Total operating expenses	—	72,572	2,620	—	75,192
OPERATING (LOSS) INCOME	—	(888)	344	—	(544)
OTHER INCOME (EXPENSE):
Interest expense	(14,087)	(12)	—	—	(14,099)
Amortization of deferred debt costs	(414)	—	—	—	(414)
Other income, net	—	63	—	—	63
Total other income (expense), net	(14,501)	51	—	—	(14,450)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES, AND EQUITY IN (LOSSES) EARNINGS OF CONSOLIDATED SUBSIDIARIES	(14,501)	(837)	344	—	(14,994)
PROVISION FOR INCOME TAXES	33,200	2,107	103	—	35,410
EQUITY IN (LOSSES) EARNINGS OF CONSOLIDATED SUBSIDIARIES	(2,680)	291	—	2,389	—
NET (LOSS) INCOME	(50,381)	(2,653)	241	2,389	(50,404)
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	23	—	23
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(50,381)	$(2,653)	$264	$2,389	$(50,381)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(50,381)	$(2,653)	$241	$2,389	$(50,404)
Foreign currency translation adjustment	—	—	71	—	71
Comprehensive (loss) income	(50,381)	(2,653)	312	2,389	(50,333)
Less: comprehensive loss (income) attributable to the noncontrolling interest	—	—	23	—	23
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(50,381)	$(2,653)	$335	$2,389	$(50,310)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$143,794	$3,688	$—	$147,482
Advertising	—	79,734	4,492	—	84,226
Other	—	18,000	5,936	—	23,936
Total operating revenues	—	241,528	14,116	—	255,644
OPERATING EXPENSES:
Editorial	—	28,038	1,025	—	29,063
Production	—	64,638	5,089	—	69,727
Distribution, circulation and other cost of sales	—	43,134	1,913	—	45,047
Selling, general and administrative	—	62,942	2,349	—	65,291
Depreciation and amortization	—	10,393	60	—	10,453
Impairment of goodwill and intangible assets	—	9,238	—	—	9,238
Total operating expenses	—	218,383	10,436	—	228,819
OPERATING INCOME	—	23,145	3,680	—	26,825
OTHER INCOME (EXPENSE):
Interest expense	(43,867)	29	—	—	(43,838)
Amortization of deferred debt costs	(1,202)	—	—	—	(1,202)
Other expenses, net	—	(188)	—	—	(188)
Total other expense, net	(45,069)	(159)	—	—	(45,228)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(45,069)	22,986	3,680	—	(18,403)
PROVISION FOR INCOME TAXES	22,473	10,094	387	—	32,954
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	15,132	1,191	—	(16,323)	—
NET (LOSS) INCOME	(52,410)	14,083	3,293	(16,323)	(51,357)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(1,053)	—	(1,053)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(52,410)	$14,083	$2,240	$(16,323)	$(52,410)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(52,410)	$14,083	$3,293	$(16,323)	$(51,357)
Foreign currency translation adjustment	—	—	202	—	202
Comprehensive (loss) income	(52,410)	14,083	3,495	(16,323)	(51,155)
Less: comprehensive income attributable to the noncontrolling interest	—	—	(1,053)	—	(1,053)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(52,410)	$14,083	$2,442	$(16,323)	$(52,208)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$55,419	$1,137	$—	$56,556
Advertising	—	21,154	1,634	—	22,788
Other	—	5,766	209	—	5,975
Total operating revenues	—	82,339	2,980	—	85,319
OPERATING EXPENSES:
Editorial	—	9,832	220	—	10,052
Production	—	23,099	798	—	23,897
Distribution, circulation and other cost of sales	—	16,081	587	—	16,668
Selling, general and administrative	—	19,316	670	—	19,986
Depreciation and amortization	—	2,413	18	—	2,431
Impairment of goodwill and intangible assets	—	54,523	—		54,523
Total operating expenses	—	125,264	2,293	—	127,557
OPERATING (LOSS) INCOME	—	(42,925)	687	—	(42,238)
OTHER INCOME (EXPENSE):
Interest expense	(15,202)	(29)	—	—	(15,231)
Amortization of deferred debt costs	(367)	—	—	—	(367)
Other income (expense), net	—	(241)	—	—	(241)
Total other expense, net	(15,569)	(270)	—	—	(15,839)
LOSS (INCOME) BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(15,569)	(43,195)	687	—	(58,077)
(BENEFIT) PROVISION FOR INCOME TAXES	(5,545)	5,358	47	—	(140)
EQUITY IN (LOSSES) EARNINGS OF CONSOLIDATED SUBSIDIARIES	(47,871)	712	—	47,159	—
NET (LOSS) INCOME	(57,895)	(47,841)	640	47,159	(57,937)
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	42	—	42
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(57,895)	$(47,841)	$682	$47,159	$(57,895)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET INCOME (LOSS)	$(57,895)	$(47,841)	$640	$47,159	$(57,937)
Foreign currency translation adjustment	—	—	3	—	3
Comprehensive income (loss)	(57,895)	(47,841)	643	47,159	(57,934)
Less: comprehensive loss (income) attributable to the noncontrolling interest	—	—	42	—	42
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(57,895)	$(47,841)	$685	$47,159	$(57,892)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$160,244	$3,699	$—	$163,943
Advertising	—	71,396	5,029	—	76,425
Other	—	17,352	4,709	—	22,061
Total operating revenues	—	248,992	13,437	—	262,429
OPERATING EXPENSES:
Editorial	—	30,077	1,081	—	31,158
Production	—	69,194	4,285	—	73,479
Distribution, circulation and other cost of sales	—	48,970	1,926	—	50,896
Selling, general and administrative	—	58,508	3,041	—	61,549
Depreciation and amortization	—	7,164	55	—	7,219
Impairment of goodwill and intangible assets	—	54,523	—		54,523
Total operating expenses	—	268,436	10,388	—	278,824
OPERATING INCOME	—	(19,444)	3,049	—	(16,395)
OTHER INCOME (EXPENSE):
Interest expense	(44,985)	(29)	—	—	(45,014)
Amortization of deferred debt costs	(1,063)	—	—	—	(1,063)
Other expenses, net	—	(251)	—	—	(251)
Total other expense, net	(46,048)	(280)	—	—	(46,328)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(46,048)	(19,724)	3,049	—	(62,723)
(BENEFIT) PROVISION FOR INCOME TAXES	(17,441)	15,627	244	—	(1,570)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(33,285)	1,323	—	31,962	—
NET (LOSS) INCOME	(61,892)	(34,028)	2,805	31,962	(61,153)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(739)	—	(739)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(61,892)	$(34,028)	$2,066	$31,962	$(61,892)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(61,892)	$(34,028)	$2,805	$31,962	$(61,153)
Foreign currency translation adjustment	—	—	(17)	—	(17)
Comprehensive (loss) income	(61,892)	(34,028)	2,788	31,962	(61,170)
Less: comprehensive income attributable to the noncontrolling interest	—	—	(739)	—	(739)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC.	$(61,892)	$(34,028)	$2,049	$31,962	$(61,909)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(52,467)	$51,227	$2,142	$(476)	$426
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(6,521)	—	—	(6,521)
Purchase of intangible assets	—	(4,654)	—	—	(4,654)
Proceeds from sale of assets	—	120	—	—	120
Investment in affiliates	—	(2,536)	—	—	(2,536)
Other	—	—	(300)	—	(300)
Net cash used in investing activities	—	(13,591)	(300)	—	(13,891)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	79,600	—	—	—	79,600
Repayment to revolving credit facility	(60,600)	—	—	—	(60,600)
Payments to noncontrolling interest holders of Olympia	—	—	(1,004)	—	(1,004)
Payments for redemption of Odyssey preferred stock	(3,002)	—	—	—	(3,002)
Due to (from) affiliates	36,469	(36,469)	—	—	—
Dividends paid to parent	—	—	(476)	476	—
Net cash provided by (used in) financing activities	52,467	(36,469)	(1,480)	476	14,994
Effect of exchange rate changes on cash	—	302	—	—	302
Net increase in Cash and Cash Equivalents	—	1,469	362	—	1,831
Cash and Cash Equivalents, Beginning of Period	—	683	1,692	—	2,375
Cash and Cash Equivalents, End of Period	$—	$2,152	$2,054	$—	$4,206

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(50,868)	$59,641	$1,124	$(310)	$9,587
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(6,985)	—	—	(6,985)
Purchase of intangible assets	—	(1,785)	—	—	(1,785)
Proceeds from sale of assets	—	80	—	—	80
Investment in Radar	—	(350)	—	—	(350)
Other	—	—	(300)	—	(300)
Net cash used in investing activities	—	(9,040)	(300)	—	(9,340)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	60,500	—	—	—	60,500
Repayments to revolving credit facility	(47,500)	—	—	—	(47,500)
Payments to noncontrolling interest holders of Odyssey	(8,279)	—	—	—	(8,279)
Payments to noncontrolling interest holders of Olympia	—	—	(679)	—	(679)
Due to (from) affiliates	46,147	(46,147)	—	—	—
Dividends paid to parent	—	—	(310)	310	—
Net cash provided by (used in) financing activities	50,868	(46,147)	(989)	310	4,042
Effect of exchange rate changes on cash	—	14	—	—	14
Net increase (decrease) in Cash and Cash Equivalents	—	4,468	(165)	—	4,303
Cash and Cash Equivalents, Beginning of Period	—	3,185	2,041	—	5,226
Cash and Cash Equivalents, End of Period	$—	$7,653	$1,876	$—	$9,529

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our 2013 Form 10-K and the unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, assumptions and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in "Cautionary Statements Regarding Forward-Looking Information" and "Risk Factors" included in this Quarterly Report and the 2013 Form 10-K. Our MD&A is presented in the following sections:

•	Executive Summary

•	Current Developments and Management Action Plans

•	Results of Operations

•	Operating Segments

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Off-Balance Sheet Financing

•	Application of Critical Accounting Estimates

•	Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY

We are the largest publisher of celebrity and health magazines in the United States and operate a diversified portfolio of 14 publications. Our celebrity titles together are number one in market share in newsstand circulation in the celebrity category and, on-line, are the fastest growing brands in the category. Our health and active lifestyle titles together have the highest market share of national magazine advertising pages in their competitive set in the United States. Total circulation of our print publications with a frequency of six or more times per year were approximately 5.9 million copies per issue during the nine months ended December 31, 2013.

Our well-known publications span three primary operating segments: Celebrity, Women's Active Lifestyle and Men's Active Lifestyle. Within our Celebrity segment, our portfolio of brands includes: National Enquirer, Star, OK!, Globe, National Examiner, Soap Opera Digest and Country Weekly. Within our Women's Active Lifestyle segment, our portfolio of brands includes: Shape, Fit Pregnancy and Natural Health. Within our Men's Active Lifestyle segment, our portfolio of brands include: Men's Fitness, Muscle & Fitness, Muscle & Fitness Hers and Flex.

We believe our leadership position in these segments provides us with strong competitive advantages in the publishing market. Our iconic brands have enabled us to build a loyal readership and establish relationships with major advertisers and distributors. We have leveraged the strength of our portfolio of brands through joint ventures and licensing opportunities and strategic partnerships with several national retailers. We believe the combination of our well-known brands, established relationship with advertisers and distributors, and ability to leverage our brands with major retailers and to monetize content across multiple platforms creates a competitive position that is difficult to replicate.

Our brands go beyond the printed page. We engage an audience of men and women every month through not only books and magazines, but also social media, television, and on all digital platforms, from phones and tablets to laptops and desktops. We are embarking on a transformation from a leading media company to a lifestyle brand that informs and entertains while also selling apparel, nutritional products, and recreational activities.

Our largest revenue stream comes from single copy newsstand sales. Our print circulation revenue represented 58% of our total operating revenues for the nine months ended December 31, 2013, of which 78% was generated by single copy sales and the remaining 22% was generated by subscriptions. Single copy newsstand units are sold through national distributors, wholesalers and retailers, and subscription copies are mailed to subscribers and sold as digital copies. As of December 31, 2013, our digital subscriptions represent 28% of our 4.2 million paid subscriptions, the highest percentage among our competitive set. Our digital subscription revenue represented 1% of our total operating revenues during the nine months ended December 31, 2013.

Our second largest revenue stream comes from multi-platform advertising. Our print advertising revenue, generated primarily by national advertisers, represented 30% of our total operating revenues and our digital advertising revenue represented 3% of our total operating revenues during the nine months ended December 31, 2013. Advertising revenue is typically highest in the fourth quarter of our fiscal year due to seasonality.

Our primary operating expenses consist of production, distribution, circulation, editorial and selling, general and administrative. We incur most of our operating expenses during the production of our printed magazines, which includes costs for printing and paper. Distribution and circulation expenses primarily consist of postage and other costs associated with fulfilling subscriptions and newsstand transportation. Editorial expenses represent costs associated with manuscripts, photographs and related salaries.

Paper is the principal raw material utilized in our publications. We purchase paper directly from suppliers and ship it to third-party printing companies. The price of paper is driven by market conditions and therefore difficult to predict. Changes in paper prices could significantly affect our business. We believe adequate supplies of paper are available to fulfill our planned, as well as future, publishing requirements. We have long-term printing contracts with three major third-party printing companies. Our production expenses, including paper and printing costs, accounted for approximately 30% and 26% of our operating expenses for the nine months ended December 31, 2013 and 2012, respectively.

Sales and marketing of the magazines to retailers is handled by third-party wholesalers through multi-year arrangements. In the nine months ended December 31, 2013 and 2012, approximately 45% and 44%, respectively, of our circulation revenue was derived from two of these third-party wholesalers. Billing, collection and distribution services for retail sales of the magazines are handled by a national distributor.

Our financial performance depends, in large part, on varying conditions in the markets we serve. Demand in these markets tends to fluctuate in response to overall economic conditions and current events. Economic downturns in the markets we serve generally result in reductions in revenue as a result of lower consumer spending, which can lead to a reduction in advertising revenue.

Our fiscal year ends on March 31, 2014 and is referred to herein as fiscal 2014.

CURRENT DEVELOPMENTS AND MANAGEMENT ACTION PLANS

Current Developments

Digital Initiatives

We continue to expand the availability of our print content on digital platforms. Our digital revenue for the nine months ended December 31, 2013 increased 74%, to $15.6 million, over the comparable prior year period driven by our digital team of senior executives hired from companies such as Fox Mobile, Microsoft and Google and the continued implementation of our digital investment strategy. We now have a fully integrated print and digital sales team of more than 90 employees, with a dozen digital brand champions across all the websites. We believe we have the optimal structure to respond to our advertisers' requests for integrated marketing solutions for combined print and digital, as well as digital-only programs. In April 2013, we became the first publisher to partner with Walmart on digital edition subscription sales. Shape and OK! customers are able to download a free digital copy of the current issue while at Walmart, which will extend to the customer a special offer for a one-year digital subscription.

We continue to expand our digital distribution platform across our other well-known brands by launching digital magazines, or "digi-mags," and building out our other websites. We have launched digital editions for all our brands on the Apple and Google newsstands, Zinio, Amazon Kindle and Barnes & Noble Nook. We are also launching single-subject, single-sponsored "digi-mags" for both Apple and Android operating systems, and we are currently syndicating Shape content on Yahoo! Shine, AOL, Huffington Post, StyleList and Kitchen Daily. As a result, our fiscal year 2014 video strategy will now encompass programming, marketing, distribution, sales and hosting.

Print Initiatives

The relaunch of Men's Fitness and Shape in both print and digital formats continues to be successful as advertising revenues continue to increase. During the nine months ended December 31, 2013, advertising revenue increased 40% over the comparable prior year period for Men's Fitness, which was due, in part, to publishing one additional issue during fiscal 2014. Shape's advertising revenue increased 20% during the nine months ended December 31, 2013, which published one less issue, over the comparable prior year period.

In April 2013, we redesigned Men's Fitness, taking it from a gym-focused, work-out only magazine to one targeting young men with active lifestyles and have positioned fitness as the new measure of success; how being fit allows you to succeed in all aspects of your life. The new vision of Men's Fitness has continued to attract new luxury goods advertisers and through December 31, 2013 we have more than 30 new advertisers who had not previously invested in Men's Fitness.

In May 2013, Shape magazine regained the number one share-of-market position in newsstand sales growth and print advertising pages and is the category leader in print ad pages within its competitive set against Self, Fitness and Women's Health. The relaunch of Shape magazine continues to attract new advertising clients, and through December 31, 2013 has more than 33 new clients. Shape.com, was number one in total unique visitors and total number of page views during the nine months ended December 31, 2013 against its competitive set.

Arnold Schwarzenegger has returned to AMI as the Group Executive Editor for Muscle & Fitness and Flex upon the completion of his term as governor of California. Since Mr. Schwarzenegger's return, we have experienced an increase in advertising revenues at Muscle & Fitness. During the nine months ended December 31, 2013, advertising revenue increased 8% for Muscle & Fitness over the comparable prior year period. One of our nutritional supplement advertisers has launched an Arnold Schwarzenegger branded line of supplements supporting the four pillars of fitness: performance, power and strength, nutrient support and recovery. These supplements are available at most major health and nutrition specialty stores as well as through on-line retailers. To support this launch, we have secured an exclusive commitment for both print and digital advertising starting with the October 2013 edition of Muscle & Fitness.

Branded Products

In the beginning of fiscal 2014, we became a preferred digital content partner for Microsoft and entered into agreements to produce Shape, Men's Fitness and Muscle & Fitness branded exercise and workout videos. All of these videos will be incorporated into Microsoft's Bing Health and Fitness application.

We are continuing to promote the Shape branded products, and in August 2013 launched Shape branded nutritional products in CVS, Rite Aid and Drugstore.com. Based on the success of the launch, we will expand the Shape nutritional products to be on sale in Walmart, Target, Walgreens and QVC in 2014. In July 2013, we signed a licensing agreement for a line of Shape branded women’s active wear which will be designed by a major apparel designer and is expected to be in retail stores by Spring 2014. Together with our Shape apparel licensee, we plan to open a flagship retail store in New York City in the summer of 2014.

We entered into a long-term agreement with David Zinczenko and his company, Galvanized Media, to work exclusively on Men's Fitness and to launch a branded book division for AMI utilizing the Men's Fitness, Shape and Natural Health brands. Mr. Zinczenko's first initiative was to redesign and relaunch Men's Fitness and to publish the Shape branded book Beach Body Diet, which went on sale in September 2013. The Men's Fitness branded book The 101 Greatest Workouts of all Time, was published in December 2013. Mr. Zinczenko spent more than 20 years at Rodale, where he served as editor-in-chief of Men's Health and general manager of Women's Health and Rodale Books.

In September 2013, together with our strategic partners, REELZ Channel, owned by Hubbard Broadcasting, and UnConventional Studios, LLC, we launched OK!TV, a television show based on OK! magazine, which was syndicated in approximately 80% of the United States. In addition to the syndication market, the REELZ channel airs the show the day after it runs in syndication, to approximately 70 million households.

Other Developments

In September 2013, we divested substantially all of the assets primarily used in the distribution and merchandising businesses operated by Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary of American Media, Inc. DSI was an in-store product merchandising and marketing company doing business in the U.S. and Canada. DSI serviced the Company by placing and monitoring its print publications, as well as third-party publications, to ensure prominent display in major national and regional retail, drug and supermarket chains. DSI also provided marketing, merchandising and information gathering services to third parties, including non-magazine clients. The divested assets, which consisted primarily of working capital (exclusive of $3.7 million in accounts receivable which are being collected by AMI), the sales and support workforce and certain other related assets, were contributed together with $2.3 million cash in exchange for a membership interest in a limited liability company.

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

Management Action Plans for Revenue Enhancements and Cost Savings

During fiscal 2013, we developed and implemented management action plans that resulted in revenue enhancements of $8.4 million and operating income of $3.1 million from the publishing of 27 additional pop-iconic special issues, primarily in the Celebrity Brands segment. In addition to the revenue enhancements, we developed and implemented management action plans that resulted in $13.7 million of cost savings in fiscal 2013 (the "2013 Management Action Plans"). The expense improvements were primarily in the manufacturing area related to the ongoing benefits from our RR Donnelly printing contract, print order efficiency plans, paper rate savings based on our in-house purchasing strategy, efficient book sizes and reduced employee-related expenses. We realized the benefits from the 2013 Management Action Plan in fiscal 2013 and are continuing to receive cost savings in fiscal 2014.

Reference to Management Action Plans refers to the 2013 Management Action Plans.

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
(in thousands)	2013	2012	Change	2013	2012	Change
Operating revenues:
Circulation	$44,603	$56,556	(21.1)%	$147,482	$163,943	(10.0)%
Advertising	22,769	$22,788	(0.1)%	84,226	$76,425	10.2%
Other	7,276	$5,975	21.8%	23,936	$22,061	8.5%
Total operating revenues	$74,648	$85,319	(12.5)%	$255,644	$262,429	(2.6)%
Operating expenses	75,192	127,557	(41.1)%	228,819	278,824	(17.9)%
Operating (loss) income	(544)	(42,238)	(98.7)%	26,825	(16,395)	*
Other expense, net	(14,450)	(15,839)	(8.8)%	(45,228)	(46,328)	(2.4)%
Loss before income taxes	(14,994)	(58,077)	(74.2)%	(18,403)	(62,723)	(70.7)%
Income tax provision (benefit)	35,410	(140)	*	32,954	(1,570)	*
Net loss	(50,404)	(57,937)	(13.0)%	(51,357)	(61,153)	(16.0)%
Less: net (income) loss attributable to the noncontrolling interest	23	42	(45.2)%	(1,053)	(739)	42.5%
Net loss attributable to American Media, Inc. and subsidiaries	$(50,381)	$(57,895)	(13.0)%	$(52,410)	$(61,892)	(15.3)%
* Represents an increase or decrease in excess of 100%.

Operating Revenues

Total operating revenues decreased during the three and nine months ended December 31, 2013 primarily due to a decline in circulation revenue, partially offset by an increase in advertising and other revenue.

Circulation Revenue

Our circulation revenue represented 60% and 58% of our total operating revenues during the three and nine months ended December 31, 2013, respectively, and 66% and 62% of our total operating revenues during the comparable prior year periods.

Single copy sales accounted for 77% and 78% of our circulation revenue during the three and nine months ended December 31, 2013 and 2012, respectively, with the remaining 23% and 22%, respectively, from subscription sales. Digital subscription revenue represented 2% of our circulation revenue and 1% of our total operating revenues for the three and nine months ended December 31, 2013 and 1% of both our circulation revenue and our total operating revenues for the comparable prior year periods.

Circulation revenue declined $12.0 million and $16.5 million, respectively during the three and nine months ended December 31, 2013 compared with the same prior year periods due to a reduction in the frequency of certain publications during the three months ended December 31, 2013 coupled with an 11% decline in the celebrity magazine market.

Advertising Revenue

Print advertising revenue represented 26% and 30% of our total operating revenues for the three and nine months ended December 31, 2013, respectively and 24% and 27% of our total operating revenue during the comparable prior year periods, respectively.

Digital advertising revenue represented 13% and 10% of our advertising revenue during the three and nine months ended December 31, 2013, respectively, and 9% of our advertising revenue during the comparable prior year periods. Digital advertising revenues represented 4% and 3% of our total operating revenues during three and nine months ended December 31, 2013, respectively, and 2% and 3%, respectively, during the comparable prior year periods.

Advertising revenue decreased slightly during the three months ended December 31, 2013 due to the reduction in the frequency of certain publications and one sports nutritional advertiser who decreased their advertising spending due to a delay of a product launch. Advertising revenue increased $7.8 million during the nine months ended December 31, 2013 as compared to the prior year periods due to higher ad spending by beauty, packaged goods, luxury goods and pharmaceutical advertisers, primarily in Men's Fitness and Shape as a result of the market acceptance for the repositioning of these magazines.

Other Revenue

Other revenue increased during the three and nine months ended December 31, 2013 as compared with the prior year period from the video projects with Microsoft, the Mr. Olympia event and management fees from certain joint ventures. These increases were partially offset by a decline in revenue from the DSI divestiture in September 2013.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2013 and 2012 were as follows:

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
(in thousands)	2013	2012	Change	2013	2012	Change
Operating Expenses:
Editorial	$9,979	$10,052	(0.7)%	$29,063	$31,158	(6.7)%
Production	20,889	23,897	(12.6)%	69,727	73,479	(5.1)%
Distribution, circulation and other cost of sales	12,330	16,668	(26.0)%	45,047	50,896	(11.5)%
Total production related costs	43,198	50,617	(14.7)%	143,837	155,533	(7.5)%
Selling, general and administrative	19,020	19,986	(4.8)%	65,291	61,549	6.1%
Depreciation and amortization	3,736	2,431	53.7%	10,453	7,219	44.8%
Impairment of goodwill and intangible assets	9,238	54,523	(83.1)%	9,238	54,523	(83.1)%
Total operating expenses	$75,192	127,557	(41.1)%	$228,819	278,824	(17.9)%

Production Related Costs

Production related costs decreased during the three and nine months ended December 31, 2013 compared to the prior period primarily due to planned expense reductions pursuant to the 2013 Management Action Plans in the following areas: $0.1 million in editorial expenses, $3.0 million in production expenses and $4.3 million in distribution and circulation during the three months ended December 31, 2013 and $2.1 million in editorial expenses, $3.8 million in production and $5.8 million in distribution and circulation during the nine months ended December 31, 2013.

Selling, general and administrative

Selling, general and administrative costs decreased $1.0 million but increased $3.7 million during the three and nine months ended December 31, 2013, respectively, as compared to the prior period. Expenses decreased during the three months ended December 31, 2013 primarily due to the divestiture of DSI in September 2013 and increased during the nine months ended December 31, 2013 due to the continued investment in digital, primarily for employee related expenses.

Depreciation and amortization

Depreciation and amortization expenses, which are non-cash, increased $1.3 million and $3.2 million during the three and nine months ended December 31, 2013, respectively, as compared to the prior period due to the increases in property and equipment and intangible assets.

Impairment of goodwill and intangible assets

During an evaluation of goodwill and other identified intangible assets at December 31, 2013 and 2012, we determined that indicators were present in certain reporting units that would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily the result of the near-term advertising revenue shortfall coupled with the continued softness in the print publication industry overall, which resulted in lowered future cash flow projections.
As a result, an interim impairment test of goodwill and other indefinite-lived intangible assets was performed as of December 31, 2013 and 2012 for certain reporting units. The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the fair value. As a result, the Company recorded a pre-tax non-cash impairment charge totaling $9.2 million for tradenames and $54.5 million for goodwill and tradenames during the three months ended December 31, 2013 and 2012, respectively.

Non-Operating Items

Interest Expense

Interest expense decreased $1.1 million and $1.2 million during the three and nine months ended December 31, 2013, respectively, primarily due to the higher interest rates during the comparable prior year periods due to the registration default on the 11.5% first lien notes during the period from February to November 2012.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs has remained consistent during the three and nine months ended December 31, 2013 and 2012.

Income Taxes

We recorded an income tax provision of $35.4 million and $33.0 million during the three and nine months ended December 31, 2013, respectively, due to the $30.5 million valuation allowance which was recorded against the Company's net deferred tax assets.

During the three and nine months ended December 31, 2012 we recorded an income tax benefit of $0.1 million and $1.6 million due to a lower effective tax rate which was a direct result of the non-cash charge for impairment of goodwill and tradenames.

Net Loss Attributable to American Media, Inc.

The $50.4 million of net loss attributable to American Media, Inc. for the three months ended December 31, 2013 represents a $7.5 million decrease from the comparable prior year period. This decrease is primarily attributable to the $41.7 million decrease in operating loss and the $1.1 million decrease in interest expense, partially offset by the $35.6 million increase in income tax provision.

The $52.4 million of net loss attributable to American Media, Inc. for the nine months ended December 31, 2013 represents a $9.5 million decrease from the comparable prior year period. This decrease is primarily due to the $43.2 million decrease in operating loss and the $1.2 million decrease in interest expense, partially offset by the $34.5 million increase in income tax provision and the $0.3 million change in income attributable to the noncontrolling interest.

OPERATING SEGMENTS

Our operating segments consist of: Celebrity Brands, Women’s Active Lifestyle, Men’s Active Lifestyle and Corporate and Other. After the divestiture of the DSI business, which was included in and comprised the majority of our publishing services segment, the publishing services segment has been combined with the Corporate and Other segment effective with the quarter ended September 30, 2013. This reporting structure is organized according to the markets each segment serves and allows management to focus its efforts on providing the best content to a wide range of consumers. Our operating segments consist of the following brands in print and digital:

Celebrity Brands Segment

•	National Enquirer, a weekly, hard news, investigating tabloid covering all celebrities, crime, human interest, health, fashion and beauty;

•
Star, a weekly, celebrity-focused, news-based, glossy magazine covering movie, television, reality series and music celebrities. Star's editorial content includes fashion, beauty, accessories and health sections;

•
OK!, a younger weekly, celebrity-friendly, news-based, glossy magazine covering the stars of movies, television, reality and music. OK!’s editorial content has fashion, beauty and accessories sections; OKMagazine.com differentiates itself through its use of online communities and social media to encourage a dialog between users, including their editorial point of view;

•
Globe, a weekly tabloid that focuses on older movie and television celebrities, the royal family, political scandals and investigative crime stories that are less mainstream and more salacious than the National Enquirer;

•
National Examiner, a weekly tabloid (currently only available in print format) consisting of celebrity and human interest stories, differentiating it from the other titles through its upbeat positioning as the source for gossip, contests, women’s service and good news for an older tabloid audience;

•
Soap Opera Digest, a weekly magazine that provides behind-the-scenes scoop and breaking news to passionate soap opera fans every week; SoapOperaDigest.com is a companion site that mirrors the magazine's editorial point of view; and

•
Country Weekly, a weekly magazine that for almost two decades has been the authority on the music and lifestyle of country's biggest stars; CountryWeekly.com is a companion site that focuses on music and news.

Women’s Active Lifestyle Segment

•
Shape, which provides information on the cutting edge of fitness, nutrition, health, lifestyle and other inspirational topics to help women lead healthier lives and offers extensive beauty, celebrity and fashion coverage; Shape.com, which mirrors the magazine’s editorial point of view, features daily coverage for today’s women in the blog “Shape Your Life” and videos such as “The Victoria’s Secret Core Workout,” Shape cover shoots with celebrities, and exercise tips from celebrity personal trainers;

•
Fit Pregnancy, which delivers information on health, maternity fashion, food, parenting and fitness to women during pregnancy and the postpartum period; FitPregnancy.com features the content of the magazine and also contains news and updates to guide expectant mothers through each stage of pregnancy; and

•
Natural Health, which offers readers practical information to benefit from the latest advancements in the fields of health, food, beauty, pets, exercise and advice to improve fitness and the environment; NaturalHealthMag.com is a companion site to the magazine that features health blogs, recipe finders, and various videos that focus on the latest news and updates in the wellness category.

Men’s Active Lifestyle Segment

•
Men’s Fitness, an active lifestyle magazine for men 18-34 years old, which positions fitness as the new measure of success, as reflected in its editorial coverage of men’s fashion, grooming, automotive, finance, travel and other lifestyle categories; Men’s Fitness is also home to the latest in exercise techniques, sports training, nutrition and health; Men’sFitness.com provides everything for every man in terms of a healthy and fit lifestyle;

•
Muscle & Fitness, a fitness physique training magazine appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control, sports nutrition and supplements; MuscleandFitness.com provides workout videos and nutritional advice, and hosts an on-line store for users to buy the products they see on the website;

•
Flex, a magazine devoted to professional bodybuilding featuring nutrition, supplement, and performance science content for bodybuilding enthusiasts and coverage of all professional and amateur bodybuilding contests; Flexonline.com features online coverage of all the major bodybuilding competitions, as well as training videos with today’s top bodybuilders;

•
Muscle & Fitness Hers, a fitness physique training magazine designed for the active woman who wants more out of fitness, especially those who work extra hard to achieve a "super-fit" lifestyle and covers training, nutrition, health, beauty and fashion for today's women;

•	Muscle & Fitness e-commerce, a store selling pre- and post-workout sports nutritional supplements supported by Muscle & Fitness magazine;

•
Mr. Olympia, a four-day event held annually in September in Las Vegas attracting over 50,000 fans that appeals to bodybuilding and fitness experts from around the world; includes a two-day health and fitness expo with 340 exhibitors including physical exercise challenges and merchandising opportunities that culminates with the most prestigious and largest event in bodybuilding and fitness, the Mr. Olympia contest; and

•
Weider UK, a wholly-owned subsidiary, publishes Muscle & Fitness and Flex in the United Kingdom, France, Italy, Germany, Holland and Australia, which are excluded from the table below. Each market edition is in a local language with local content and has its own website.

Corporate and Other Segment

This segment includes the international licensing of certain health and fitness publications, photo syndication for all our media content platforms, strategic management services for publishers including back office functions, as well as corporate overhead. Also included in this segment are the video content services we provide to Microsoft and the services provided by our former distribution services group to publishing and non-publishing clients, such as placement and monitoring of supermarket racks, marketing and merchandising. Corporate overhead expenses are not allocated to other segments. This includes corporate executives, production, circulation, information technology, accounting, legal, human resources, business development and administrative department costs.

Financial Information Regarding Our Operating Segments

The tables below disclose revenue and operating income (loss) for our reportable segments. We use operating income (loss) as a primary basis for the chief operating decision maker to evaluate the performance of each of our operating segments. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. Our calculations of operating income (loss) herein may be different from the calculations used by other companies, therefore comparability may be limited. The accounting policies of our operating segments are the same as those applied in our consolidated financial statements included in Note 2, "Summary of Significant Accounting Policies" in the 2013 Form 10-K. The information in the following tables has been derived from the accompanying financial statements.

The following table summarizes our total operating revenues by segment:

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
(in thousands)	2013	2012	Change	2013	2012	Change
Segment operating revenues:
Celebrity Brands	$45,990	$57,653	(20)%	$152,494	$167,283	(9)%
Women's Active Lifestyle	9,936	8,707	14%	39,459	35,594	11%
Men's Active Lifestyle	13,267	14,227	(7)%	48,892	45,294	8%
Corporate and Other	5,455	4,732	15%	14,799	14,258	4%
Total operating revenues	$74,648	$85,319	(13)%	$255,644	$262,429	(3)%

Total operating revenues decreased $10.7 million, or 13%, during the three months ended December 31, 2013 primarily due to the 11% decline in the celebrity newsstand market and publishing one less issue of our weekly titles in the current year period. This decline impacted the Celebrity Brands segment causing an overall decline in newsstand sales. The Men's Active Lifestyle segment experienced a decline in circulation and advertising revenue primarily due to one less issue of Men's Fitness published during the three months ended December 31, 2013 and the decrease in advertising spending by a specific sports nutrition company due to a delay of launching a new product. These declines were partially offset by the increased advertising in the Women’s Active Lifestyle and increased revenues in the Corporate and Other segment.

Total operating revenues decreased $6.8 million, or 3%, during the nine months ended December 31, 2013 primarily due to the 11% decline in the celebrity newsstand market, which impacted the Celebrity Brands segment. This was partially offset by higher advertising in the Women’s Active Lifestyle and Men's Active Lifestyle segments.

The following table summarizes the percentage of segment operating revenues:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Segment operating revenues:
Celebrity Brands	62%	68%	60%	64%
Women's Active Lifestyle	13%	10%	15%	14%
Men's Active Lifestyle	18%	17%	19%	17%
Corporate and Other	7%	5%	6%	5%
Total	100%	100%	100%	100%

The following table summarizes our segment operating income (loss) before impairment for goodwill and intangible assets:

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
(in thousands)	2013	2012	Change	2013	2012	Change
Operating income (loss) before impairment:
Celebrity Brands	$13,853	$21,124	(34)%	$51,966	$58,105	(11)%
Women's Active Lifestyle	(1,978)	(2,134)	(7)%	1,134	956	19%
Men's Active Lifestyle	2,892	3,895	(26)%	13,943	12,994	7%
Corporate and Other	(6,073)	(10,600)	(43)%	(30,980)	(33,927)	(9)%
Total operating income before impairment	8,694	12,285	(29)%	36,063	38,128	(5)%
Impairment of goodwill and intangible assets	9,238	54,523		9,238	54,523
Total operating income (loss)	$(544)	$(42,238)		$26,825	$(16,395)

Total operating income before impairment decreased $3.6 million, or 29%, during the three months ended December 31, 2013 primarily due to a decrease in the number of issues published in the Celebrity Brands and the Men's Actively Lifestyle segments. This was coupled by a decline in advertising revenue in the Men's Active Lifestyle segment which was partially offset by a decrease in operating expenses due to the divestiture of DSI in September 2013.

Total operating income before impairment decreased $2.1 million, or 5%, during the nine months ended December 31, 2013 primarily due to the lower operating revenues previously mentioned. This was partially offset by lower operating expenses related to the divestiture of DSI and the 2013 Management Actions Plans.

The pre-tax non-cash impairment charge for goodwill and intangible assets was $9.2 million and $54.5 million during the three months ended December 31, 2013 and 2012, respectively. The current period charge of $9.2 million impacted the Men's Active Lifestyle segment tradenames. The comparable prior year period charge impacted the Celebrity Brands segment goodwill by $42.8 million, the Women's Active Lifestyle segment tradenames by $3.9 million and the Men's Active Lifestyle segment goodwill and tradenames by $7.8 million.

Celebrity Brands Segment

The Celebrity Brands segment comprised 62% and 68% of our consolidated operating revenue for the three months ended December 31, 2013 and 2012, respectively, and represented 60% and 64% for the nine months ended December 31, 2013 and 2012, respectively.

Operating Revenues

Total operating revenues in the Celebrity Brands segment were $46.0 million for the three months ended December 31, 2013, representing a decrease of $11.7 million, or 20%, over the comparable prior year period. Circulation revenue decreased $11.2 million which was caused by an 11% decline in the celebrity newsstand market ($5.5 million) and the publishing of one less issue of our weekly titles in the current year period ($4.2 million), coupled with the discontinuance and reduction of special publications ($1.5 million).

Total operating revenues in the Celebrity Brands segment were $152.5 million for the nine months ended December 31, 2013 representing a decrease of $14.8 million, or 9%, over the comparable prior year period. Circulation revenue decreased $15.6 million which was caused by an 11% decline in the celebrity newsstand market ($13.3 million), coupled with the discontinuance and reduction of special publications ($2.3 million). This decline was partially offset by the $1.0 million increase in advertising revenue primarily due to the performance of Star and OK!'s superior marketing programs, content integration and greater efficiencies in reaching our target audience.

Operating Income

The Celebrity Brands segment operating income before impairment decreased $7.3 million, or 34%, to $13.9 million during the three months ended December 31, 2013 and decreased $6.1 million, or 11%, to $52.0 million during the nine months ended December 31, 2013 versus the comparable prior year period. This decline was due to the reasons mentioned above. This was partially offset by our Management Action Plans implemented in fiscal 2013, which reduced expenses by $4.4 million and $8.7 million during the three and nine months ended December 31, 2013, respectively.

Women’s Active Lifestyle Segment

The Women’s Active Lifestyle segment represented 13% and 10% of our consolidated operating revenue for the three months ended December 31, 2013 and 2012, respectively and represented 15% and 14% for the nine months ended December 31, 2013 and 2012, respectively.

Operating Revenues

Total operating revenues in the Women’s Active Lifestyle segment were $9.9 million during the three months ended December 31, 2013, an increase of $1.2 million, or 14%, from prior year. This increase was primarily due to the repositioning of Shape magazine which successfully generated revenue from beauty, fashion and retail advertisers.

Total operating revenues in the Women’s Active Lifestyle segment during the nine months ended December 31, 2013 were $39.5 million, an increase of $3.9 million, or 11%, from prior year primarily due to the repositioning of Shape magazine. The $4.3 million increase in advertising revenue over prior year was accomplished with only seven issues of Shape magazine compared to eight issues published in the prior year period. This increase in advertising revenue was partially offset by a $0.4 million decline in circulation revenue due to publishing one less issue of Shape magazine.

Operating Income (Loss)

Operating loss before impairment in the Women’s Active Lifestyle segment decreased during the three months ended December 31, 2013 from prior year by $0.2 million to $(2.0) million. This improvement was primarily attributable to the increase in operating revenues discussed above.

Operating income before impairment in the Women’s Active Lifestyle segment increased during the nine months ended December 31, 2013 from prior year by 19% to $1.1 million. The operating expenses increased $3.7 million, primarily due to an investment in Shape's book size, which resulted in higher production costs. This was more than offset by the increase in operating revenues discussed above.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment represented 18% and 17% of our consolidated operating revenue for the three months ended December 31, 2013 and 2012, respectively, and represented 19% and 17% for the nine months ended December 31, 2013 and 2012, respectively.

Operating Revenues

Total operating revenues in the Men’s Active Lifestyle segment were $13.3 million during the three months ended December 31, 2013, a decrease of $1.0 million, or 7%, from prior year. Circulation and advertising revenues declined $0.4 million and $0.6 million, respectively, due to one less issue of Men's Fitness published during the three months ended December 31, 2013.

Total operating revenues in the Men’s Active Lifestyle segment were $48.9 million during the nine months ended December 31, 2013, an increase of $3.6 million, or 8%, from prior year. Advertising revenue increased $2.8 million, which is directly attributable to the relaunch and repositioning of Men's Fitness magazine and the related website. In addition, the revenue from the September 2013 Mr. Olympia event increased $1.2 million, or 32%, from prior year. This was partially offset by a $0.3 million decline in circulation revenue.

Operating Income

Operating income before impairment in the Men’s Active Lifestyle segment decreased during the three months ended December 31, 2013 by $1.0 million, or 26%, to $2.9 million. This decrease was directly attributable to the publishing of one less issue of Men's Fitness in the current year period.

Operating income before impairment in the Men’s Active Lifestyle segment increased during the nine months ended December 31, 2013 from prior year by $0.9 million, or 7%, to $13.9 million. This increase was attributable to higher advertising volume, as discussed above, partially offset by the increase in costs associated with the Mr. Olympia event.

Corporate and Other Segment

The Corporate and Other segment was 7% and 5% of our consolidated operating revenue for the three months ended December 31, 2013 and 2012, respectively, and represented 6% and 5% for the nine months ended December 31, 2013 and 2012, respectively.

Operating Revenues

Total operating revenues in the Corporate and Other segment were $5.5 million for the three months ended December 31, 2013, representing an increase of $0.7 million, or 15%, from prior year. This increase was due to $3.0 million from the video projects with Microsoft and $1.5 million in management fees from certain joint ventures, partially offset by the $3.8 million decline in revenue due to the DSI divestiture in September 2013.

Total operating revenues in the Corporate and Other segment were $14.8 million for the nine months ended December 31, 2013, representing an increase of $0.5 million, or 4%, from prior year. This increase was due to $4.8 million from the video projects with Microsoft and $1.5 million in management fees from certain joint ventures, partially offset by the $5.9 million decline in revenue due to the DSI divestiture in September 2013.

Operating Loss

Total operating loss decreased by $4.5 million, or 43%, to $6.1 million during the three months ended December 31, 2013. This improvement is primarily due to the $5.1 million decrease in operating expenses related to the DSI divestiture and the implementation of our 2013 Management Action Plans, partially offset by the non-cash increase in depreciation and amortization expenses of $0.9 million.

Total operating loss decreased by $2.9 million, or 9%, to $31.0 million during the nine months ended December 31, 2013. This improvement is primarily due to the $4.9 million decrease in operating expenses related to the DSI divestiture and the implementation of our 2013 Management Action Plans, partially offset by the non-cash increase in depreciation and amortization expense of $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had cash and cash equivalents of $4.2 million and a working capital deficit of $16.2 million.

Cash Flow Summary

The following information has been derived from the accompanying financial statements for the nine months ended December 31, 2013 and 2012. Cash and cash equivalents increased by $1.8 million during the nine months ended December 31, 2013. The change in cash and cash equivalents is as follows:

	Nine Months Ended
	December 31,		Net
(in thousands)	2013	2012	Change
Net loss	$(51,357)	$(61,153)	$9,796
Non-cash items	62,355	68,865	(6,510)
Net change in operating assets and liabilities	(10,572)	1,875	(12,447)
Operating activities	426	9,587	(9,161)
Investing activities	(13,891)	(9,340)	(4,551)
Financing activities	14,994	4,042	10,952
Effects of exchange rates	302	14	288
Net increase in cash and cash equivalents	$1,831	$4,303	$(2,472)

Operating Activities

Cash provided by operating activities is primarily driven by our non-cash items, changes in working capital and impact of our results of operations. Non-cash items consist primarily of provision (benefit) for income taxes, depreciation of property and equipment, amortization of other identified intangible assets, amortization of deferred debt costs and deferred rack costs and impairment of goodwill and intangible assets.

Net cash provided by operating activities decreased $9.2 million during the nine months ended December 31, 2013 as compared to the same period in prior year, primarily due to the $12.4 million net change in operating assets and liabilities coupled with the $6.5 million net decrease in non-cash items, partially offset by the $9.8 million increase in our results of operations.

The net change in operating assets and liabilities is primarily due to the $4.8 million net change in trade receivables, the $5.6 million net change in inventories and the $8.4 million net change in prepaid expenses, partially offset by the net change in accounts payable and accrued expenses of $2.8 million, the net change in deferred revenue of $4.9 million and the net change in deferred rack costs of $0.4 million.

Non-cash items decreased primarily due to the decrease in the impairment charge for goodwill and intangible assets of $45.3 million and the net decrease in amortization of deferred debt and deferred rack costs of $1.6 million, partially offset by the increase in provision for income taxes of $34.6 million, the increase in depreciation and amortization of $3.2 million, the increase in non-cash payment-in-kind interest accretion of $1.9 million and the increase in provision for doubtful accounts of $0.3 million.

Investing activities

Net cash used in investing activities during the nine months ended December 31, 2013 was $13.9 million, an increase of $4.6 million, compared to $9.3 million for the nine months ended December 31, 2012. The increase is primarily attributable to the $2.5 million investment in affiliates and the $2.9 million increase in purchases of intangible assets. The increase in purchases of intangible assets is due to our continued investment in our digital strategy.

Financing activities

Net cash provided by financing activities for the nine months ended December 31, 2013 was $15.0 million, an increase of $11.0 million, compared to $4.0 million of net cash used during the nine months ended December 31, 2012. The increase is primarily attributable to the $6.0 million increase in net borrowings from our revolving credit facility and the $5.3 million decrease in payments for the redemption of Odyssey preferred stock.

Credit Facility and Long Term Debt

Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the “2010 Revolving Credit Facility”). The agreement governing the 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit.

During the nine months ended December 31, 2013, the Company borrowed $79.6 million and repaid $60.6 million under the 2010 Revolving Credit Facility. At December 31, 2013, the Company had available borrowing capacity of $4.6 million after considering the $31.0 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance of the 2010 Revolving Credit Facility on December 31, 2013 of $31.0 million is a non-current liability, as the outstanding balance is not due until December 2015.

Our 2010 Revolving Credit Facility requires mandatory prepayments of the loans outstanding thereunder to the extent that total revolving exposures exceed total revolving commitments. Our 2010 Revolving Credit Facility requires us to pay, from December 22, 2010 until the commitments expire under our 2010 Revolving Credit Facility, a commitment fee ranging from 0.50% to 0.75% of the unused portion of the revolving commitment. We have the option to pay interest on outstanding balances based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) based on LIBOR, in each case, plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during the nine months ended December 31, 2013 and 2012.

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

First Lien Notes

In December 2010, we issued $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum, payable semi-annually, and mature in December 2017 (the “First Lien Notes”). During the first quarter of fiscal 2012, we redeemed $20.0 million in aggregate principal amount of the First Lien Notes at a redemption price equal to 103.0% of the aggregate principal amount thereof, plus accrued and unpaid interest. At December 31, 2013, the First Lien Notes represented an aggregate of $365.0 million of our indebtedness.

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

Second Lien Notes

In December 2010, we issued $104.9 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum, payable semi-annually, and mature in June 2018 (the “Second Lien Notes”). In October 2013, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 10.0% per annum, are payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”). See description of Second Lien PIK Notes below. At December 31, 2013, the Second Lien Notes represented an aggregate of $10.6 million of our indebtedness.

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

Second Lien PIK Notes

In October 2013, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of Second Lien PIK Notes, pursuant to an exchange agreement (the “Exchange Agreement”). The Second Lien PIK Notes were issued under a new indenture, by and among American Media, Inc., certain of its subsidiaries listed as guarantors thereto and Wilmington Trust, National Association, as trustee (the “Second Lien PIK Notes Indenture”).

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

The interest payment-in-kind due on December 15, 2013 totaled $1.9 million and was recorded as an increase to the Senior Secured Notes in the accompanying financial statements. At December 31, 2013, the Second Lien PIK Notes represented an aggregate of $96.2 million of our indebtedness.

The Exchange Agreement also provides that, should the Company effect a refinancing of the First Lien Notes, under certain circumstances the Company may require additional exchanges at its option. Upon completion of a refinancing of the First Lien Notes, the Company may require (i) the participating holders to exchange up to $55.0 million in aggregate principal amount of the Company’s First Lien Notes for Second Lien PIK Notes or, alternatively, new second lien cash pay notes (the “New Second Lien Cash Pay Notes”) to be issued by the Company at a future date pursuant to the terms of the Exchange Agreement and a new indenture that would govern the New Second Lien Cash Pay Notes (the “Optional First Lien Note Exchange”); and/or (ii) the holders of all Second Lien PIK Notes (including any Second Lien PIK Notes received in the Optional First Lien Note Exchange) to exchange all of their Second Lien PIK Notes for New Second Lien Cash Pay Notes (the "Optional Second Lien Note Exchange"). In the event of the Optional Second Lien Note Exchange, certain of the participating holders may have the right to designate one independent director, in total, to the Board of Directors of the Company under certain conditions.

Covenant Compliance

As discussed above, our 2010 Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes contain various restrictive covenants. Under our 2010 Revolving Credit Facility, the first lien leverage ratio (Total First Lien Debt to EBITDA, each as defined in our 2010 Revolving Credit Facility) must be equal to or less than 4.50 to 1.00 through December 2015, the maturity date of the 2010 Revolving Credit Facility.

As of December 31, 2013, first lien leverage ratio was 4.01 to 1.00 and the Company was in compliance with the first lien leverage ratio and the other covenants under the 2010 Revolving Credit Facility and under the indentures governing the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes.

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

Set forth below is a reconciliation of net loss attributable to American Media, Inc. to Adjusted EBITDA for the three months and twelve months ended December 31, 2013 and 2012:

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
(in thousands)	2013	2012	2013	2012
Net loss attributable to American Media, Inc.	$(50,381)	$(57,895)	$(46,757)	$(38,900)
Add (deduct):
Interest expense	14,099	15,231	58,603	59,601
Provision (benefit) for income taxes	35,410	(140)	28,530	(18,777)
Depreciation and amortization	3,736	2,431	13,166	9,384
Impairment of goodwill and intangible assets	9,238	54,523	9,238	54,523
Amortization of deferred debt costs	414	367	1,572	1,394
Amortization of deferred rack costs	1,416	1,919	6,611	9,124
Amortization of short-term racks	2,884	1,948	9,133	8,343
Restructuring costs and severance	1,224	758	3,055	3,833
Costs related to launches and closures of publications	15	391	951	4,309
Costs related to relaunch and repositioning of Shape and Men's Fitness	—	—	2,820	—
Restructuring costs related to divestiture of DSI	384	—	2,413	—
Adjustment for net (income) losses of DSI	(39)	—	3,274	—
AMI share of bad debt related to wholesaler shutdown	—	—	1,500	—
Investment in new digital strategy	—	—	2,948	—
Proforma adjustment related to acquisition of Soap Opera Digest	—	—	—	439
Proforma adjustment related to investment in affiliates	490	—	490	—
Impact of Superstorm Sandy	—	3,999	594	3,999
Other	1,430	2,422	2,308	8,847
Adjusted EBITDA	$20,320	$25,954	$100,449	$106,119

Management’s Assessment of Liquidity

Our primary sources of liquidity are cash on hand and amounts available for borrowing under the 2010 Revolving Credit Facility.

The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit, and matures in December 2015. As of December 31, 2013, under the 2010 Revolving Credit Facility we had an outstanding balance of $31.0 million and available borrowing capacity of $4.6 million after giving effect to the $4.4 million outstanding letter of credit.

As of December 31, 2013, in addition to outstanding borrowings under the 2010 Revolving Credit Facility, there was $471.8 million principal amount of outstanding senior secured debt, consisting of $365.0 million principal amount of the First Lien Notes, $10.6 million principal amount of the Second Lien Notes and $96.2 million principal amount of the Second Lien PIK Notes. The Second Lien PIK Notes provide for, among other things, interest payments, in kind, at a rate of 10% per annum for approximately the next three years. We will utilize the cash interest savings from the Second Lien PIK Notes to repurchase certain of our First Lien Notes. The total cash interest savings from the December 15, 2013 interest payment totaled $2.6 million and must be used to repurchase First Lien Notes no later than March 1, 2014.

We believe we have access to sufficient capital to continue our planned operations for the 12 months following the balance sheet date of December 31, 2013. We believe that available cash at December 31, 2013 and amounts available under our 2010 Revolving Credit Facility will provide sufficient funds for operating and recurring cash needs, such as working capital, capital expenditures and debt repayments, for the next twelve months. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

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

Goodwill and Intangible Assets

During an evaluation of goodwill and other identified intangible assets at December 31, 2013, we determined that indicators were present in certain reporting units which would suggest the fair value of the reporting unit may have declined below the carrying amount. This decline was primarily due to the continuing softness in the U.S. economy, which impacts consumer spending, including further declines in the advertising market, resulting in lowered future cash flow projections.

As a result, an interim impairment test of goodwill and other indefinite lived intangible assets was performed as of December 31, 2013 for certain reporting units in accordance with FASB Accounting Standards Codification (“ASC”) Topic No. 350, “Goodwill and Other Intangible Assets” (“ASC 350”). Impairment testing for goodwill is a two-step process. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of the impairment charge, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill and an impairment charge is recorded for the difference. Impairment testing for indefinite lived intangible assets, consisting of tradenames, compares the fair value of the tradename to the carrying value and an impairment charge is recorded for any excess carrying value over fair value.

The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the estimated fair value. As a result, we recorded a pre-tax non-cash impairment charge of $9.2 million to reduce the carrying value of tradenames during the quarter ended December 31, 2013.

As of December 31, 2013, the fair value for all reporting units is substantially in excess of carrying value. While historical performance and current expectations have resulted in fair values of goodwill and other identified intangible assets in excess of carrying values, if our assumptions are not realized, it is possible that in the future an additional impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. The Company will continue to monitor the recoverability of its remaining goodwill.

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

We generally manage our exposure to interest rate fluctuations through the use of a combination of fixed and variable rate debt. At December 31, 2013, we had $471.8 million outstanding in fixed rate debt. There are no earnings or liquidity risks associated with the Company’s fixed rate debt. Under the 2010 Revolving Credit Facility, we have $31.0 million outstanding in variable rate debt at December 31, 2013. The Company is subject to earnings and liquidity risks associated with the variable rate debt.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have determined that, during the three months ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below and in each of American Media Inc.'s Quarterly Report on Form 10-Q for the quarters ended June 30, 2103 and September 30, 2103, there are no material changes to the material pending legal proceedings described in our 2013 Form 10-K, under the heading Part I, Item 3, "Legal Proceedings."

Anderson Litigation

The plaintiffs and the defendants in the action pending before the Federal District Court in the Southern District of New York (the “Anderson Action”) have agreed to extend the discovery period through June 2014.

On January 23, 2014, the District Court granted to American Media, Inc. and four of its co-defendants the right to file a counterclaim against Charles Anderson, Jr. and Anderson News, LLC alleging that Mr. Anderson and Anderson News, LLC violated the antitrust laws by engaging in a conspiracy to fix prices that wholesalers would pay publishers for their magazines.

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

AMERICAN MEDIA, INC.

Date:	February 14, 2014	By:	/s/ David J. Pecker
David J. Pecker
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2014	By:	/s/ Christopher Polimeni
Christopher Polimeni
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number		Description
10.1	*	Form of Indemnification Agreement by and among the Company and the Indemnitee.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	‡	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	%	XBRL Instance Document
101.SCH	%	XBRL Taxonomy Extension Schema Document
101.CAL	%	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	%	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	%	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	%	XBRL Taxonomy Extension Definition Linkbase Document
*		Filed herewith
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