Form 10-K
period 2014-03-31
AMERICAN MEDIA INC
filed 2014-08-15
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☑	No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☑
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

There is no public market for the registrant’s common stock. The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of July 31, 2014 was 11,172,150.

AMERICAN MEDIA, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended March 31, 2014

American Media, Inc. and its consolidated subsidiaries are referred to in this Annual Report on Form 10-K (this "Annual Report") as American Media, AMI, the Company, we, our and us.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report for the fiscal year ended March 31, 2014 contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements relate to our current beliefs regarding future events or our future operating or financial performance. By their nature, forward-looking statements involve risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.

Such factors include, but are not limited to, those items described in "Risk Factors" in Item 1A of this Annual Report and those discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, as well as other factors.

We have tried, where possible, to identify such statements by using words such as "believes," "expects," "intends," "estimates," "may," "anticipates," "will," "likely," "project," "plans," "should," "could," "potential" or "continue" and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statement is and will be based upon our then current expectations, estimates and assumptions regarding future events and is applicable only as of the dates of such statement. We may also make written and oral forward-looking statements in the reports we file from time to time with the Securities and Exchange Commission (the "SEC").

We caution you not to place undue reliance on any forward-looking statement, which speaks only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement contained in this Annual Report, whether as a result of new information, future events or otherwise, except as required by law.

INDUSTRY DATA AND CIRCULATION INFORMATION

This Annual Report includes publishing industry data, rankings, circulation information, Internet user data, readership information and other industry and market information that we obtain from various third-party sources, internal company sources and public filings. These third-party sources include, but are not limited to, the Alliance for Audited Media, comScore, Publishers Information Bureau, Google Analytics, BPA Circulation Statements, GfK Mediamark Research & Intelligence and Statement of Ownership figures filed with the U.S. Postal Service. Although we have not independently verified the data contained in these industry publications and reports, we believe based on our industry experience that this data is reliable. Our estimates, in particular as they relate to our general expectations concerning the publishing industry, involve risks and uncertainties and are subject to change based on various factors. See Item 1A, “Risk Factors.”

Unless otherwise indicated, all average circulation information for our publications is a per issue average of actual single copy circulation and subscription copies for fiscal 2014. All references to "circulation" are to single copy newsstand sales and paid subscription circulation, unless otherwise specified. References to “verified non-paid subscriptions” are to non-paid subscription copies designated by publishers for readership in public places or intended for individual use by recipients who are likely to have a strong affinity for the content of the publication.

PART I

Item 1. Business.

GENERAL

American Media, Inc., the largest publisher of celebrity and health and active lifestyle magazines in the United States, operates a diversified portfolio of 14 publications that have a combined monthly print and digital audience of more than 53 million readers and monthly on-line audience of approximately 40 million readers. Our celebrity titles together are number one in market share in newsstand circulation in the celebrity category and, on-line, are the fastest growing brands in the category. Our health and active lifestyle titles together have the highest market share of national magazine advertising pages in their competitive set in the United States. Total circulation of our print publications with a frequency of six or more times per year, were approximately 6.0 million, 5.9 million and 6.4 million copies per issue during fiscal 2014, 2013 and 2012, respectively.

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

We believe our leadership position in these segments provides us with strong competitive advantages in the publishing market. Our iconic brands have enabled us to build a loyal readership and establish relationships with major advertisers and distributors. We have leveraged the strength of our portfolio of brands through joint ventures, licensing opportunities, and strategic relationships with several national retailers. We believe the combination of our well-known brands, established relationship with advertisers and distributors, and ability to leverage our brands with major retailers and to monetize content across multiple platforms creates a competitive position that is difficult to replicate.

Our brands go beyond the printed page. We engage an audience of more than 93 million men and women every month through not only magazines and books, but also social media, television, and on all digital platforms, from phones and tablets to laptops and desktops. We are embarking on a transformation from being a leading media company to a lifestyle brand that informs and entertains while also selling apparel, nutritional products, and recreational activities.

Our fiscal year ended on March 31, 2014 and is referred to herein as fiscal 2014. References to our fiscal year (e.g. "fiscal 2014") refer to our fiscal year ended March 31st of the applicable fiscal year.

DESCRIPTION OF BUSINESS

We currently generate a significant portion of our revenue from newsstand and advertising sales. In future years, we expect that a growing share of revenue will come from joint ventures and sales of branded products.

Our largest revenue stream comes from single copy newsstand sales. Our total print circulation revenue represented 57% of our total operating revenues in fiscal 2014, of which 78% was generated by single copy sales and the remaining 22% was generated by subscriptions. In fiscal 2013 and 2012, print circulation revenue represented 61% and 59%, respectively, of total operating revenues. Single copy newsstand units are sold through national distributors, wholesalers and retailers, and subscription copies are delivered by mail or digitally via the Internet. As of March 31, 2014, our print publications comprised approximately 26% of total U.S. and Canadian newsstand circulation for weekly publications that are audited by the Alliance for Audited Media. In addition, as of March 31, 2014, our digital subscriptions represent 23% of our 4.1 million paid subscriptions, the highest percentage among our competitive set. Our digital subscription revenue represented 1% of our total operating revenues for fiscal 2014 and was not significant in fiscal 2013 and 2012.

Our second largest revenue stream comes from multi-platform advertising. Our print advertising revenue, generated primarily by national advertisers, represented 31%, 28% and 31%, respectively, of our total operating revenues for fiscal 2014, 2013 and 2012 and our digital advertising revenue represented 12%, 9% and 6%, respectively, of our total advertising revenue. Our digital advertising revenue represented 4%, 3% and 2%, respectively, of our total operating revenues for fiscal 2014, 2013 and 2012. Advertising revenue is typically highest in the fourth quarter of our fiscal year due to seasonality, as more fully discussed below.

Our advertising clients are primarily in the packaged goods, sports nutrition products, automotive, entertainment, pharmaceutical, sports apparel, beauty, cosmetics, fashion and direct response sectors. We integrate editorial, print, digital, mobile and events into one advertising package, creating lasting consumer engagement and generating attractive returns for our advertisers. American Media ad pages were down less than 1% year-over-year for the period January 1, 2014 to March 31, 2014, while the industry was down 8%. AMI was also number one in ad pages among major U.S. publishers with more than 1,000 pages of advertising for the period January 2014 through March 31, 2014 according to the Publishers Information Bureau.

Our primary operating expenses consist of production, distribution, circulation, editorial and selling, general and administrative expenses. We incur most of our operating expenses during the production of our printed magazines, which includes costs for printing and paper. Distribution and circulation expenses primarily consist of postage and other costs associated with fulfilling subscriptions and newsstand transportation. Editorial expenses represent costs associated with manuscripts, photographs and related salaries.

Paper is the principal raw material utilized in our publications. We purchase paper directly from suppliers and ship it to third-party printing companies. The price of paper is driven by market conditions and therefore difficult to predict. Changes in paper prices could significantly affect our business. We believe adequate supplies of paper are available to fulfill our planned, as well as future, publishing requirements. We have long-term printing contracts with three major third-party printing companies. Our production expenses, including paper and printing costs, accounted for approximately 29%, 27% and 35% of our operating expenses for fiscal 2014, 2013 and 2012, respectively.

Our distribution and circulation expenses, which included the cost of freight to our wholesalers and fulfillment companies for newsstand and subscription distribution, accounted for approximately 19% of our operating expenses for fiscal 2014 and 2013 and 24% for fiscal 2012. Subscription magazines are also distributed primarily through the United States Postal Service and subscription postage accounted for approximately 37%, 35% and 34%, respectively of our distribution and circulation expenses for fiscal 2014, 2013 and 2012.

Sales and marketing of the magazines to retailers is handled by third-party wholesalers through multi-year arrangements. During fiscal 2014 and 2013, approximately 43% of our circulation revenue was derived from two of these third-party wholesalers and during fiscal and 2012 it was approximately 35%. Billing, collection and distribution services for retail sales of the magazines are handled by a national distributor. In May 2014, our second-largest wholesaler notified us that they were ceasing substantially all distribution operations in the near term and filed for bankruptcy in June 2014. We are currently working with two remaining wholesalers and retailers to transition to them the newsstand circulation previously handled by this wholesaler. We estimate that it will take approximately twelve to twenty four weeks for the transition to be completed. Our single copy newsstand sales could be reduced by approximately $10.0 million to $20.0 million during this transition period, depending on the length of time required to complete the transition to the remaining two wholesalers. In addition, after completing the transition, our revenues could be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing our publications at the same rate or quantities previously purchased.

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

BUSINESS AND OTHER DEVELOPMENTS

Business Developments

Digital Initiatives

We continue to expand the availability of our print content on digital platforms. Our digital revenue for fiscal 2014 increased 83% to $23.1 million, over the comparable prior year period driven by our digital team comprised of senior executives hired from companies such as Fox Mobile, Microsoft and Google and the continued implementation of our digital investment strategy. We now have a fully integrated print and digital sales team of more than 90 sales executives, with a dozen digital brand champion sales staff across all the websites. We believe our structure is highly effective to respond to our advertisers' requests for integrated marketing solutions for combined print and digital, as well as digital-only programs.

We continue to expand our digital distribution platform across our other well-known brands by launching digital magazines, or "digi-mags," and building out our other websites. We have launched digital editions for all our brands on the Apple and Google newsstands and Zinio, Amazon Kindle and Barnes & Noble Nook platforms. We are also launching single-subject, single-sponsored "digi-mags" for both Apple and Android operating systems, and we are currently syndicating Shape content on Yahoo! Shine, AOL, Huffington Post, StyleList and Kitchen Daily.

In May 2014, we launched the AMI InPrint app, a new mobile app for the iPhone and iPad which provides readers with unlimited access to all our publications and lifestyle books for an introductory price of $0.99 per month. The InPrint app was launched for the Android operating system in July 2014.

Print Initiatives

The relaunch of Men's Fitness and Shape in both print and digital formats continues to be successful as advertising revenues continue to increase. During fiscal 2014, advertising revenues increased 45% and 18% for Men's Fitness and Shape, respectively, as compared to prior year. We published one less issue of Shape magazine during fiscal 2014 versus the prior year period.

In April 2013, we redesigned and repositioned Men's Fitness, from a gym-focused, work-out only magazine to one targeting young men with active lifestyles with fitness as the new measure of success. The new editorial vision of Men's Fitness has continued to attract new luxury goods advertisers. From October 1, 2013 through March 31, 2014, there were 22 new lifestyle advertisers, such as Channel Sport, which had not previously invested in Men's Fitness.

In May 2013, Shape regained the number one share-of-market position in newsstand sales growth and print advertising pages. Shape is the category leader in print ad pages with a 31% share of market within its competitive set against Self, Fitness and Women's Health. The relaunch of Shape continues to attract new advertising clients, and from October 1, 2013 to March 31, 2014, there were 36 new advertisers which had not previously invested in Shape.

Arnold Schwarzenegger has returned to AMI as the Group Executive Editor for Muscle & Fitness and Flex upon the completion of his term as governor of California. Since Mr. Schwarzenegger's return, we have experienced an increase in advertising revenues at Muscle & Fitness. During fiscal 2014, advertising revenue increased 12% for Muscle & Fitness over the comparable prior year period. One of our nutritional supplement advertisers has launched an Arnold Schwarzenegger branded line of supplements supporting the four pillars of fitness: performance, power and strength, nutrient support and recovery. These supplements are available at most major health and nutrition specialty stores as well as through on-line retailers. To support this launch, we have secured an exclusive commitment for both print and digital advertising starting with the October 2013 edition of Muscle & Fitness.

Branded Products

In the beginning of fiscal 2014, we became a preferred digital content partner for Microsoft and entered into agreements to produce Shape, Men's Fitness and Muscle & Fitness branded exercise and workout videos for Microsoft to incorporate into their Bing Health and Fitness application.

We are continuing to promote Shape branded products, and launched Shape nutritional products which are available in CVS, Rite Aid, Drugstore.com and Target. Based on the success of the launch, we will expand the Shape nutritional products to be on sale in Walgreens in fiscal 2015. In July 2013, we signed a license agreement for a line of Shape women’s active wear which will be designed by a major apparel designer and is expected to be in retail stores by November 2014.

Pursuant to our long-term agreement with David Zinczenko and his company, Galvanized Media, they continue to work exclusively on Men's Fitness and Muscle & Fitness and a branded book division for AMI utilizing the Men's Fitness, Shape and Natural Health brands. With Mr. Zinczenko's assistance we have redesigned and relaunched Men's Fitness and Muscle & Fitness and published several books. The Men's Fitness branded book The 101 Greatest Workouts of all Time, went on sale in January 2014. The Shape branded books The Bikini Body Diet and Clean Green Drinks: 100+ Cleansing Recipes to Renew & Restore Your Body and Mind went on sale in September 2013 and April 2014, respectively. The Natural Health branded book The Doctor's Book of Natural Health Remedies went on sale in April 2014. Mr. Zinczenko spent more than 20 years at Rodale, where he served as editor-in-chief of Men's Health and general manager of Women's Health and Rodale Books.

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

Other Developments

In September 2013, we divested substantially all of the assets primarily used in the distribution and merchandising businesses operated by Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary of American Media, Inc. DSI was an in-store product merchandising and marketing company doing business in the U.S. and Canada. DSI serviced the Company by placing and monitoring its print publications, as well as third-party publications, to ensure prominent display in major national and regional retail, drug and supermarket chains. DSI also provided marketing, merchandising and information gathering services to third parties, including non-publishing clients. The divested assets, which consisted primarily of working capital (exclusive of $3.7 million in accounts receivable which are being collected by AMI), the sales and support workforce and certain other related assets, were contributed together with $2.3 million cash in exchange for a membership interest in a limited liability company.

In October 2013, we exchanged approximately $94.3 million aggregate principal amount of our 13.5% second lien notes due June 2018 (the "Second Lien Notes") for an equal aggregate principal amount of new senior secured notes, which bear interest at a rate of 10% per annum, payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”), pursuant to an exchange agreement (the “Exchange Agreement”). The Exchange Agreement provides for, among other things, interest payments, in kind, at a rate of 10% per annum until December 15, 2016 or earlier upon the occurrence of certain specified events, at which time interest payments on the Second Lien PIK Notes will be payable in cash at a rate of 13.5% per annum. Subject to certain exceptions, we are required under the indenture governing the Second Lien PIK Notes and the Exchange Agreement to utilize the cash interest savings to repurchase certain of our 11.5% first lien notes due December 2017 (the "First Lien Notes"). After giving effect to this exchange, approximately $10.6 million principal amount of Second Lien Notes remains outstanding. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," for further discussion regarding the Second Lien Notes and the Second Lien PIK Notes.

During the third quarter of fiscal 2014, we recorded a pre-tax non-cash impairment charge of $9.2 million for the Men's Active Lifestyle segment tradenames.

In February 2014, we repurchased approximately $2.3 million aggregate principal amount of our First Lien Notes in accordance with the Second Lien PIK Notes' Exchange Agreement and the indenture governing the Second Lien PIK Notes.

In July 2014, we received waivers under our revolving credit facility providing us additional time to file this Annual Report for the fiscal year ended March 31, 2014 with the SEC and make it available to the revolving credit facility lenders.

In August 2014, we entered into an agreement and plan of merger (the “Merger Agreement”) with certain investors of AMI (collectively, the “Investors”) for the Investors to acquire 100% of the issued and outstanding shares of common stock of AMI through a merger (the “Merger”) whereby a subsidiary of an entity owned by funds managed and/or controlled by the Investors will be merged with and into AMI, with AMI surviving the Merger. In connection with signing the Merger Agreement, we also entered into a note purchase agreement (the "Note Purchase Agreement") with the Investors pursuant to which we will issue additional Second Lien PIK Notes to the Investors at par plus accrued interest for a total purchase price equal to $12.5 million. The closing of the Merger and the closing under the Note Purchase Agreement are expected to occur after the filing of this Annual Report with the SEC on the date hereof. See "-Merger and Related Transactions" below for further information regarding the Merger Agreement and the Note Purchase Agreement.

In addition, in August 2014, prior to executing the Merger Agreement and the Note Purchase Agreement, AMI entered into an amendment to the revolving credit facility to, among other things, (i) amend the definition of "Change in Control," (ii) permit the issuance of additional Second Lien PIK Notes pursuant to the Note Purchase Agreement and (iii) amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ended June 30, 2015. From July 1, 2015 through December 31, 2015, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

Similarly, prior to the execution of the Merger Agreement and the Notes Purchase Agreement, AMI entered into various supplemental indentures to, among other things, permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement and eliminate AMI's obligation to repurchase approximately $12.7 million of First Lien Notes using the cash interest savings from the semi-annual interest periods ending on June 15, 2014 and December 31, 2014. See "-Merger and Related Transactions" below for additional discussion.

Merger and Related Transactions

Merger Agreement

On August 15, 2014, AMI entered into the Merger Agreement with the Investors, pursuant to which and subject to the satisfaction or waiver of the conditions described therein, an affiliate of the Investors will merge with and into AMI, with AMI continuing as the surviving entity. Pursuant to the terms and conditions of the Merger Agreement, the Investors will acquire AMI for $2.0 million in cash, payable upon the closing of the Merger. In addition, approximately $513.0 million of outstanding indebtedness will remain in place.

Each of AMI and the Investors has made certain representations and warranties in the Merger Agreement. The Merger Agreement also contains certain covenants and agreements, including, among others, restrictions on the operations of AMI's business prior to the closing of the Merger. The board of directors of AMI may change its recommendation to its stockholders to adopt the Merger Agreement following the occurrence of one or more other intervening events that were not known on the date of the Merger Agreement, and the board of directors of AMI determines in good faith that failure to make a change in its recommendation would be inconsistent with the directors' fiduciary duties under applicable law.

The consummation of the Merger is subject to certain closing conditions, including, among others, (i) the absence of a material adverse effect on AMI and its subsidiaries since the date of the Merger Agreement, (ii) the issuance, sale and purchase of AMI's Second Lien PIK Notes in accordance with the Note Purchase Agreement, (iii) compliance with the drag-along obligations set forth in the Stockholders' Agreement, dated as of December 22, 2010, as amended, among AMI and its stockholders, (iv) the absence of any order that makes the Merger illegal, or that enjoins or otherwise prohibits the closing of the Merger and (v) there are no existing defaults under any of the Debt Documents (as defined in the Merger Agreement) that are continuing after giving effect to all Debt Waivers (as defined in the Merger Agreement).

The Merger Agreement may be terminated under certain circumstances, including, among other, (i) by the Investors or AMI if (A) one or more of the conditions set forth in the Merger Agreement has not been fulfilled as of August 29, 2014, or such later date provided by the Merger Agreement (the “Outside Date”), (B) the required stockholder vote is not obtained or (C) any governmental entity has issued an order restraining, enjoining or otherwise prohibiting the closing of the Merger; (ii) by AMI if all conditions to the Investors’ obligation to consummate the Merger continue to be satisfied, AMI stood ready, willing and able to consummate the Merger, and the Merger has not been consummated within two business days of the Outside Date; and (iii) by the Investors, if the board of directors of AMI changes its recommendation.

The Merger Agreement provides that if AMI terminates the Merger Agreement under certain circumstances, AMI will be required to pay to the Investors a termination fee equal to $5.0 million plus reimbursement of expenses.

Note Purchase Agreement

In connection with the Merger Agreement, on August 15, 2014, AMI and certain of its subsidiaries (the Guarantors") entered into the Note Purchase Agreement with the Investors.

The Note Purchase Agreement provides, subject to certain conditions, for AMI to issue and sell to the Investors, and the Investors to purchase from AMI, an aggregate principal amount of additional Second Lien PIK Notes (the “Additional Notes”) to be issued under the indenture dated as of October 2, 2013 (as such agreement may be amended, restated or supplemented on the date hereof, the “Second Lien PIK Notes Indenture”), among AMI, the Guarantors and Wilmington Trust, National Association, as trustee and collateral agent (the “Trustee”), such that the aggregate principal amount of the Additional Notes purchased plus the accrued interest thereon from the most recent date to which interest has been paid on the then outstanding Second Lien PIK Notes to the closing date (the “Closing Date”) for the Merger will equal $12.5 million. The Investors will pay $1,000 per $1,000 of principal amount of the Additional Notes to be purchased by the Investors on the Closing Date plus accrued interest thereon from the most recent date to which interest has been paid on the then outstanding Second Lien PIK Notes, for an aggregate purchase price of $12.5 million. The issuance, sale and purchase is expected to close upon the satisfaction of certain closing conditions, concurrently with the Merger. After giving effect to the issuance and assuming a closing date for the Merger of August 15, 2014, approximately $113.3 million in aggregate principal amount of Second Lien PIK Notes will be outstanding.

The Additional Notes will be issued under the Second Lien PIK Notes Indenture and will be treated as a single class under the Second Lien PIK Notes Indenture with, and will be assigned the same CUSIP number as, the outstanding Second Lien PIK Notes. The Additional Notes will be issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

Supplemental Indentures

On August 15, 2014, AMI announced that it has received consents from the holders of (a) $218.2 million principal amount of the outstanding First Lien Notes to amend the indenture dated as of December 1, 2010 (as such agreement may be amended, restated or supplemented on the date hereof, the “First Lien Notes Indenture”), among AMI, the Guarantors and the Trustee, (b) $7.8 million principal amount of the outstanding Second Lien Notes to amend the indenture dated as of December 22, 2010 (as such agreement may be amended, restated or supplemented on the date hereof, the “Second Lien Notes Indenture” and, together with the First Lien Notes Indenture and the Second Lien PIK Notes Indenture, the “Indentures”), among AMI, the Guarantors and the Trustee and (c) $101.0 million principal amount of the outstanding Second Lien PIK Notes to amend the Second Lien PIK Notes Indenture, which in each case represented the requisite consents from holders of at least a majority of the aggregate principal amount of the applicable series of notes then outstanding.

As a result of receiving the requisite consents, on August 15, 2014, AMI and the Trustee entered into (a) the Fourth Supplemental Indenture (the “First Lien Notes Supplemental Indenture”) to the First Lien Notes Indenture, (b) the Third Supplemental Indenture (the “Second Lien Notes Supplemental Indenture”) to the Second Lien Notes Indenture and (c) the First Supplemental Indenture (the “Second Lien PIK Notes Supplemental Indenture” and, together with the First Lien Notes Supplemental Indenture and the Second Lien Notes Supplemental Indenture, the “Supplemental Indentures”) to the Second Lien PIK Notes Indenture.

The Supplemental Indentures amend the Indentures to (a) permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of “Change of Control” and permitting the issuance of the Additional Notes pursuant to the Second Lien PIK Notes Indenture and (b) in the case of the Second Lien PIK Notes Supplemental Indenture only, eliminate AMI’s obligation to apply Cash Interest Savings (as defined in the Second Lien PIK Notes Indenture) to repurchase outstanding First Lien Notes for the semi-annual interest periods ending on June 15, 2014 and December 15, 2014 (collectively, the “Amendments”). Pursuant to the terms of the Supplemental Indentures, the Supplemental Indentures became effective, and the Amendments became operative, immediately upon execution of the Supplemental Indentures.

Credit Agreement Amendment

On August 8, 2014, AMI, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party to the Revolving Credit Agreement, dated as of December 22, 2010 (as amended, restated, modified or supplemented from time to time, the “Credit Agreement”), entered into Amendment No. 3 (the “Credit Agreement Amendment”) to the Credit Agreement with lenders (the “Consenting Lenders”) constituting the Required Lenders (as defined in the Credit Agreement).

Pursuant to the Credit Agreement Amendment and subject to the Credit Parties’ (as defined in the Credit Agreement) compliance with the requirements set forth therein, the Consenting Lenders have agreed to (i) waive until the earlier of (x) August 15, 2014 and (y) immediately prior to the consummation of the Merger, any potential Default or Event of Default (each, as defined in the Credit Agreement) arising from the failure to furnish to the Administrative Agent (A) the financial statements, reports and other documents as required under Section 5.01(a) of the Credit Agreement with respect to the fiscal year of AMI ended March 31, 2014 and (B) the related deliverables required under Sections 5.01(c) and 5.03(b) of the Credit Agreement, (ii) permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of “Change in Control” and permitting the issuance of the Additional Notes pursuant to the Second Lien PIK Notes Indenture, (iii) consent to the sale of certain assets of the Loan Parties (as defined in the Credit Agreement), (iv) restrict any payment or distribution in respect of the First Lien Notes on or prior to June 15, 2015, subject to certain exceptions, including the payment of regularly scheduled interest and any mandatory prepayments and mandatory offers to purchase under the First Lien Notes, and (v) amend the maximum first lien leverage ratio covenant.

Exchange Agreement Amendment

On August 15, 2014, AMI and the Guarantors entered into an Amendment (the “Exchange Agreement Amendment”) to the Exchange Agreement, dated as of September 27, 2013, among AMI, the Guarantors and the Investors.

The Exchange Agreement Amendment provides that AMI is not required to apply Cash Interest Savings (as defined in the Second Lien PIK Notes Indenture) to repurchase outstanding First Lien Notes for the semi-annual interest periods ending on June 15, 2014 and December 15, 2014.

BUSINESS SEGMENTS

Our four business segments are described below. Additional financial information relating to these segments may be found in Note 13, "Business Segment Information" in consolidated financial statements contained elsewhere in this Annual Report, which information is incorporated herein by reference.

Celebrity Brands

Our seven celebrity magazines maintain a 38% share-of-market, selling approximately 1.1 million copies per week, or $5.3 million in retail dollars. In fiscal 2014, they accounted for 59% of our total operating revenues. Circulation revenues were 85% of this segment in fiscal 2014, with print and digital advertising revenue representing the balance.

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

•
Special Interest Publications. In addition to our periodic publications, we occasionally publish special interest publications. The content of our special interest publications is based on an iconic event allowing us to leverage our distribution network to generate additional revenues. Our special interest publications are sold at newsstands and may include advertising. In fiscal 2014, we published the following:

◦	Sinatra, JFK, Jr., Who Killed the Kennedys, Crimes of the Century, A-Z Guide to Kennedy Assassination, Elvis and American Gangsters under the National Enquirer brand;

◦	The 90s, Hottest Bodies & Diets, and Hottest Couples & Weddings under the OK! brand;

◦	Lucille Ball, Michael Jackson, Princess Diana, Secrets of TV Stars, Jack & Jackie Kennedy and Women Who Kill under the Globe brand;

◦	Soaps Weddings under the Soap Opera Digest brand; and

◦	Celebrating George Jones and 20 Years of Country Music under the Country Weekly Brand.

Certain information related to our Celebrity publications is as follows:

	Frequency (per annum)		Website Unique Visitors (monthly average)
Brand		2014 Rate Base
National Enquirer	52 x	n/a	1,106,978
Star	52 x	800,000	n/a
OK!	52 x	500,000	2,210,251
Globe	52 x	n/a	15,433
National Examiner	52 x	n/a	n/a
Soap Opera Digest	52 x	n/a	317,021
Country Weekly	52 x	n/a	384,175

The following table sets forth the average circulation (per issue) and U.S. cover prices for our Celebrity segment:

(in thousands, except cover price information)	March 31, 2014	March 31, 2013	March 31, 2012
National Enquirer
Total circulation	516	560	625
Subscription circulation	120	132	146
Single copy circulation	396	428	479
Cover price	$4.99	$3.99	$3.99
Star
Total circulation	803	774	831
Subscription circulation	501	436	408
Single copy circulation	302	338	423
Cover price	$4.99	$3.99	$3.99
OK!
Total circulation	507	497	557
Subscription circulation	352	314	321
Single copy circulation	155	183	236
Cover price	$4.99	$3.99	$3.99
Globe
Total circulation	246	261	271
Subscription circulation	28	30	33
Single copy circulation	218	231	238
Cover price	$3.99	$3.99	$3.99
National Examiner
Total circulation	104	107	109
Subscription circulation	10	10	10
Single copy circulation	94	97	99
Cover price	$3.99	$3.79	$3.79
Soap Opera Digest
Total circulation	154	181	282
Subscription circulation	93	118	209
Single copy circulation	61	63	73
Cover price	$3.99	$3.99	$3.99

(in thousands, except cover price information)	March 31, 2014	March 31, 2013	March 31, 2012
Country Weekly
Total circulation	51	56	63
Subscription circulation	11	11	11
Single copy circulation	40	45	52
Cover price	$3.49	$2.99	$2.99

The cover prices increased for National Enquirer, Star and OK! from $3.99 to $4.99 effective with the March 24, 2014 issue. For National Examiner the cover price increased from $3.79 to $3.99 and for Country Weekly the cover price increased from $2.99 to $3.49, both effective with the June 17, 2013 issue. Effective with the May 12, 2014 issue, the cover prices increased for Country Weekly from $3.49 to $4.49 and for Globe and Soap Opera Digest from $3.99 to $4.99.

Women's Active Lifestyle

In fiscal 2014, our Women's Active Lifestyle segment accounted for 17% of our total operating revenues. Our flagship brand, Shape, is number one in its category in both circulation and print advertising, with 18% growth in advertising in fiscal 2014, an average of 1.6 million print copies sold each month, and a large and fast-growing on-line presence. Shape.com had 7.2 million unique viewers in March 2014, up 15% versus the previous year, and a 60% jump in page views to 61 million. Of that traffic, 55% came from mobile and tablet devices. Shape has 2.9 million followers across social media platforms.

Our Women's Active Lifestyle brands extend into women's lives beyond the print and digital publications. In partnership with Random House, we published The Bikini Body Diet, which went on sale in September 2013 and Clean Green Drinks: 100+ Cleansing Recipes to Renew & Restore Your Body and Mind and The Doctor's Book of Natural Health Remedies both of which went on sale in April 2014. We will see further revenue through our dietary supplement partnership, Shape active wear licensing arrangement and our Shape Up with Jillian Michaels events.

Revenues from print and digital advertising are 84% of the segment’s revenues in fiscal 2014, while circulation revenues represent the balance. This segment consists of the following brands in print and digital:

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

Starting in 2013, we reduced the frequency of Shape magazine, to match our competitors' schedules, from a monthly publication to ten times per year. Certain information related to our Women's Active Lifestyle publications is as follows:

	Frequency (per annum)		Website Unique Visitors (monthly average)
Brand		2014 Rate Base
Shape	10 x	1,600,000	5,851,548
Fit Pregnancy	6 x	500,000	1,106,001
Natural Health	6 x	300,000	137,233

The following table sets forth the average circulation (per issue) and U.S. cover prices for our Women's Active Lifestyle segment:

(in thousands, except cover price information)	March 31, 2014	March 31, 2013	March 31, 2012
Shape
Total circulation	1,642	1,614	1,605
Subscription circulation	1,440	1,423	1,410
Single copy circulation	202	191	195
Cover price	$4.99	$4.99	$4.99
Fit Pregnancy
Total circulation	501	502	502
Subscription circulation	471	470	463
Single copy circulation	30	32	39
Cover price	$5.95	$5.95	$5.95
Natural Health
Total circulation	310	301	307
Subscription circulation	268	259	269
Single copy circulation	42	42	38
Cover price	$4.99	$4.99	$4.99

The cover price increased for Shape from $4.99 to $5.99 effective with the July/August 2014 issue, which went on sale June 23, 2014.

Men's Active Lifestyle

In fiscal 2014, our Men's Active Lifestyle segment accounted for 19% of our total operating revenues. A new editorial team has transformed our flagship in the category, Men's Fitness, from a gym magazine to a men's lifestyle guide and continues to attract new advertisers. From October 1, 2013 through March 31, 2014, there were 22 new lifestyle advertisers, such as Channel Sport. Newsstand buyers have responded, and with a 20% jump in single-copy sales, Men's Fitness leads the young men's active lifestyle set in fiscal 2014. Traffic has increased on-line as well. Mensfitness.com page views for March 2014 were 40 million, up 163% year-over-year. The industry has taken notice of the changes, and Men's Fitness was honored with Ad Week's award for the Hottest Reborn Magazine in 2013 and was named to the Ad Age A-List of magazines for 2013.

As with Shape, Men's Fitness is more than a publication. In partnership with Random House, we published The 101 Greatest Workouts of all Time, which went on sale in January 2014. We will see further revenue through our line of men's multivitamins which are now available in Target. Events such as our Ultimate Athlete test both sports skills and strength, and bring the Men's Fitness reader to life for our advertisers, delivering millions of dollars in incremental ad revenue through sponsorship and increased print and digital advertising.

The growth story continues across other men's active lifestyle brands. Traffic continues to increase on-line for MuscleandFitness.com with 33 million page views in March 2014, up 492% year-over-year. Each year we host the body building industry's biggest consumer health and fitness event built around our Mr. Olympia competition in Las Vegas.

Advertisers crave the audience for these brands: men age 18 to 34 years old. Revenues from print and digital advertising are 66% of the segment’s revenues in fiscal 2014, while circulation revenues are 23% and the Mr. Olympia event represents the balance. This segment consists of the following brands in print and digital:

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

•
Muscle & Fitness Hers, a fitness physique training magazine designed for the active woman who wants more out of fitness, especially those who work extra hard to achieve a "super-fit" lifestyle and covers training, nutrition, health, beauty and fashion for today's women; muscleandfitnesshers.com provides expert fitness and lifestyle tips for women to improve strength, muscle growth, endurance, health and style;

•	Muscle & Fitness e-commerce, a store selling pre- and post-workout sports nutritional supplements supported by Muscle & Fitness magazine;

•
Mr. Olympia, a four-day event held annually in September in Las Vegas attracting over 50,000 fans of bodybuilding and fitness experts from around the world; includes a two-day health and fitness expo with 340 exhibitors including physical exercise challenges and merchandising opportunities that culminates with the world's most prestigious and largest event in bodybuilding and fitness, the Mr. Olympia contest; and

•
Weider UK, a wholly-owned subsidiary, publishes Muscle & Fitness and Flex in the United Kingdom, France, Italy, Germany, Holland and Australia, which are excluded from the table below. Each market edition is in a local language with local content and has its own website.

Certain information related to our Men's Active Lifestyle publications is as follows:

	Frequency (per annum)		Website Unique Visitors (monthly average)
Brand		2014 Rate Base
Men's Fitness	10 x	550,000	4,996,954
Muscle & Fitness	12 x	n/a	2,808,117
Flex	12 x	n/a	507,453
Muscle & Fitness Hers	6x	n/a	321,787

The following table sets forth the average circulation (per issue) and U.S. cover prices for our Men's Active Lifestyle segment:

(in thousands, except cover price information)	March 31, 2014	March 31, 2013	March 31, 2012
Men's Fitness
Total circulation	598	575	538
Subscription circulation	494	485	455
Single copy circulation	104	90	83
Cover price	$4.99	$4.99	$4.99
Muscle & Fitness
Total circulation	327	322	347
Subscription circulation	256	253	267
Single copy circulation	71	69	80
Cover price	$6.99	$6.99	$6.99
Flex
Total circulation	79	67	78
Subscription circulation	57	44	46
Single copy circulation	22	23	32
Cover price	$6.99	$6.99	$6.99

(in thousands, except cover price information)	March 31, 2014	March 31, 2013	March 31, 2012
Muscle & Fitness Hers
Total circulation	92	86	89
Subscription circulation	41	36	31
Single copy circulation	51	50	58
Cover price	$4.99	$4.99	$4.99

Corporate and Other

In fiscal 2014, our Corporate and Other segment accounted for 5% of our total operating revenues and includes revenues from international licensing of certain health and fitness publications, photo syndication for all our media content platforms and strategic management services for publishers, including back office functions. The video content services we provide to Microsoft and the services provided by our former distribution services group to publishing and non-publishing clients, such as placement and monitoring of supermarket racks, marketing and merchandising, are also included in this segment.

Corporate overhead expenses are not allocated to other segments and are included in this segment. This includes corporate executives, production, circulation, information technology, accounting, legal, human resources, business development and administrative department costs.

COMPETITION

Publishing is a highly competitive business and we compete with other magazine publishers for advertising market share and for the time and attention of consumers of print magazine content. We also compete with digital publishers and other forms of media, including websites, digital magazines and mobile apps.

Competition among print magazine and digital publishers for advertising is primarily based on the circulation and readership of magazines and the number of visitors to websites, in addition to, the demographic profile of the audience, advertising rates and the effectiveness of our advertising sales teams. The continuing shift in consumer preference from print media to digital media has introduced significant new competition for advertising. Competition among print magazine publishers for magazine readership is based primarily on brand perception, magazine cover selection, content, quality, price, as well as placement and display in retail outlets.

Our magazine publishing and website operations compete with numerous other magazine and website publishers and other media for circulation and audience. The use of digital devices as distribution platforms for content has increased competition for our business. See the section titled “Risk Factors—We face significant competition from other magazine publishers and other forms of media, including digital media, which we expect will continue, and as a result we may not be able to maintain or improve our operating results and competitive position.” We believe our advertising sales team has the optimal structure to provide integrated marketing solutions.

Our Celebrity Brands segment competes for readership and advertising dollars with Time, Inc. (People Magazine) and Bauer Publishing (In Touch and Life & Style) as well as Wenner Media (US Weekly). Our Women's Active Lifestyle segment competes for readership and advertising dollars with Condé Nast Publications (Self), Meredith Corporation (Fitness, Parents and American Baby) and Rodale (Women's Health and Prevention). Our Men's Active Lifestyle segment competes for readership and advertising dollars with Rodale (Men's Health), Wenner Media (Men's Journal) and Advanced Research Media, Inc. (Muscular Development). Our special interest publications can compete with a variety of magazines, depending on the focus of the particular issue.

INTELLECTUAL PROPERTY

We use multiple trademarks to distinguish our various publications and brands. These trademarks are the subject of registrations and pending applications filed by us for use with a variety of products and other content, both domestically and internationally, and we continue to expand our worldwide usage and registration of related trademarks. As of March 31, 2014, we had 64 registered trademarks in the United States and 224 corresponding trademarks registered in foreign countries relating to our brand names.

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

GOVERNMENT REGULATIONS

Marketing Regulation

Advertising and promotional information and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. In the United States, Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. Federal, state, local and foreign governments are also considering other legislative and regulatory proposals that would regulate the Internet in more and different ways than exist today.

Postal Regulation

The distribution of our magazine subscriptions are affected by the laws and regulations of the U.S. Postal Service (the “USPS”). The Governors of the USPS review prices for mailing services annually and adjust postage rates periodically. We continually seek the most economical and effective methods for mail delivery, including cost-saving strategies offered within the postal rate structure. The financial condition of the USPS continues to decline. If postal reform legislation is enacted, it could result in, among other things, increases in postal rates, local post office closures and the elimination of Saturday mail delivery. The elimination of current protections against significant and unpredictable rate increases or other changes to the USPS as a result of the enactment of postal reform legislation could have an adverse effect on our businesses.

SEASONALITY

Our business has always experienced seasonality, which we expect will continue, due to advertising patterns based on consumer reading habits. Fluctuations in quarterly performance are also due to variations in our publication schedule and variability of audience traffic on our websites. Not all of our publications are published on a regular schedule throughout the year. Additionally, the publication schedule for our special interest publications can vary and lead to quarterly fluctuations in our operating results.

Advertising revenue from our magazines and websites is typically highest in our fourth fiscal quarter due to our health and fitness magazines. During our fourth fiscal quarter, which begins on January 1st, advertisers and consumers are focused on the "New Year and New You." Certain newsstand costs vary from quarter to quarter, particularly marketing costs associated with the distribution of our magazines.

EMPLOYEES

As of March 31, 2014, we employed approximately 534 full-time and 56 part-time employees. We consider relations with our employees to be good.

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

HISTORY

American Media, Inc. was incorporated under the laws of the State of Delaware in 1990 and its wholly-owned subsidiary, American Media Operations, Inc., or AMOI, conducted all of AMI’s operations and represented substantially all of AMI’s assets. In November 2010, AMO Escrow Corporation, or AMO Escrow, was formed as an indirect, wholly-owned subsidiary of AMOI for the sole purpose of issuing the First Lien Notes (as defined below) prior to the 2010 Restructuring described below. In December 2010, AMO Escrow merged with and into AMOI, and AMOI merged with and into American Media, Inc., as the surviving corporation in the merger. Given American Media Inc., was a holding company with only one subsidiary and owned 100% of AMOI, the merger did not result in a change in the historical cost basis of AMI’s consolidated assets and liabilities. As the merger occurred between entities under common control, the historical consolidated financial statements of AMOI have been presented as the consolidated financial statements of AMI and the financial information contained herein have been prepared and presented as if AMI had always been the reporting company. The merger of AMOI with and into American Media, Inc. was unrelated to the 2010 restructuring discussed below.

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

We satisfied the term loan and revolving credit facility of $505.7 million with cash on hand and the proceeds from the issuance of new debt. Specifically, we issued $385.0 million aggregate principal amount of First Lien Notes and $80.0 million aggregate principal amount of Second Lien Notes. We also exchanged $24.9 million of the remaining Old Notes for $24.9 million of Second Lien Notes. Finally, we entered into a $40.0 million revolving credit facility, maturing in December 2015 (the “2010 Revolving Credit Facility”) which replaced our previous revolving credit facility. Under the 2010 Restructuring, the proceeds from the First Lien Notes and the Second Lien Notes and the 2010 Revolving Credit Facility were used to pay (i) the net carrying amount of the term loan and revolving credit facility, including a deferred consent fee and (ii) a 2% make-whole provision. In accordance with applicable accounting standards, the Company recorded this series of transactions as an extinguishment of debt and reflected the $8.6 million loss on extinguishment of debt for fiscal 2011.

Item 1A. Risk Factors.

Our business faces many risks. Any of the following risks could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows. While we believe we have identified and discussed below the material risks affecting our business, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that may adversely affect our business, financial condition and results of operations in the future.

Our substantial indebtedness and our ability to incur additional indebtedness could adversely affect our business, financial condition and results of operations.

Our future performance could be affected by our substantial indebtedness. As of March 31, 2014, our total outstanding indebtedness was approximately $498.5 million, consisting of $362.7 million principal amount of debt under the First Lien Notes, $10.6 million principal amount of debt under the Second Lien Notes, $96.2 million principal amount of debt under the Second Lien PIK Notes (the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes are collectively referred to herein as the "Senior Secured Notes") and $29.0 million amount of debt under the 2010 Revolving Credit Facility. Our total consolidated interest expense was $58.4 million for fiscal 2014, which consists of interest under the Senior Secured Notes and the 2010 Revolving Credit Facility. Further, although we reduced our cash interest expense payments under the Second Lien Notes as a result of the exchange of Second Lien PIK Notes for Second Lien Notes pursuant to the Exchange Agreement, we are required under the indenture governing the Second Lien PIK Notes and the Exchange Agreement to utilize the cash interest savings to repurchase First Lien Notes. Pursuant to the Merger Agreement, we have obtained a permanent waiver of our obligation to redeem approximately $12.7 million of First Lien Notes, during fiscal 2015, pursuant to the terms of the Second Lien PIK Notes Supplemental Indenture and the Exchange Agreement Amendment. In addition, the 2010 Revolving Credit Facility and the indentures governing the Senior Secured Notes contain certain covenants that, subject to certain exceptions, restrict us from paying dividends, incurring additional debt, creating liens, entering into certain mergers or consolidations, making acquisitions or other investments and selling or otherwise disposing of assets.

Our level of indebtedness could have important consequences for our business and operations, including the following:

•
require us to dedicate a substantial portion of our cash flow from operations for payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and general corporate requirements or to carry out other aspects of our business;

•	expose us to fluctuations in interest rates as the 2010 Revolving Credit Facility has a variable rate of interest;

•	place us at a potential disadvantage compared to our competitors that have less debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

•	limiting our flexibility in planning for, or reacting to, changes in our business industry; and

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements or to carry out other aspects of our business.

Under the 2010 Revolving Credit Facility, we have to comply with a maximum first lien leverage ratio. Our ability to satisfy this ratio is dependent on our business performing in accordance with our projections. If the performance of our business deviates from our projections, we may not be able to satisfy this ratio. If we do not comply with this or other covenants and restrictions, we would be in default under our 2010 Revolving Credit Facility unless we obtained a waiver from the required lenders thereunder. Our outstanding debt under our 2010 Revolving Credit Facility, together with accrued interest, could then be declared immediately due and payable and commitments thereunder could be terminated. Our ability to comply with such provisions may be affected by events beyond our control. Moreover, the instruments governing almost all our other debt contain cross-acceleration provisions so that acceleration under any of our debt may result in a default under our other debt instruments. If a cross-acceleration occurs, the maturity of almost all our debt could be accelerated and become immediately due and payable. If that happens, we would not be able to satisfy our debt obligations, which would have a substantial adverse effect on our ability to continue as a going concern. In connection with the Merger Agreement, we entered into an amendment to the 2010 Revolving Credit Facility to, among other things, amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ended June 30, 2015. From July 1, 2015 through December 31, 2015, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

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

If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to borrow additional funds to make these payments or undertake alternative financing plans, such as refinancing or restructuring our indebtedness, disposing of assets or reducing or delaying capital investments and acquisitions. We cannot guarantee that such additional funds or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional funds or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that our business will generate sufficient cash flows from operations or that we can obtain alternative financing proceeds in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Changes in our credit ratings or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.
Our corporate credit rating is currently rated below investment grade by Standard & Poor’s. If our credit ratings are lowered further, borrowing costs for future long-term debt or short-term borrowing facilities may increase and our financing options would be limited. A reduction in our credit rating or the credit rating of our outstanding debt securities may also cause our future borrowings to be subject to additional restrictive covenants that would reduce our flexibility. In addition, macroeconomic conditions, such as continued or increased volatility or disruption in the credit markets, could adversely affect our ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or capital-intensive internal initiatives.
If we fail to implement our business strategy, our business will be adversely affected.

Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategy. We may not be able to successfully implement our business strategy or improve our operating results. In particular, we may not be able to increase circulation of our publications, obtain new sources of advertising revenues, generate additional revenues by building on the brand names of our publications or raise the cover prices of our publications without causing a decline in circulation.

Any failure to successfully implement our business strategy may adversely affect our ability to service our indebtedness, including our ability to make principal and interest payments on the debt. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

We face significant competition from other magazine publishers and other forms of media, including digital media, which we expect will continue, and as a result we may not be able to maintain or improve our operating results and competitive position.

We compete in varying degrees with other magazine publishers for market share and for the time and attention of consumers of print magazine content. We believe the overall decline in consumer demand for print magazines has been negatively impacted by the multitude of choices available to consumers for information and entertainment which has intensified our competition with other magazine publishers for share of print magazine readership. Competition among print magazine publishers for magazine readership is based primarily on brand perception, magazine cover selection and content, quality and price as well as placement and display in retail outlets.

We also compete with digital publishers and other forms of media, including websites, digital magazines, tablet editions and mobile apps. The competition we face has intensified as a result of the growing popularity of mobile devices such as tablets and smartphones. Consumers are increasingly opting to consume publisher's content through these digital platforms and are shifting away from print media. These new platforms have reduced the cost of producing and distributing content on a wide scale, allowing new free or low-priced digital content providers to compete with us and other print magazine publishers. The ability of our paid print and digital content to compete successfully with free and low-priced digital content depends on several factors, including our ability to differentiate and distinguish our content from free or low-priced digital content, as well as our ability to increase the value of paid subscriptions to our customers by offering a different, deeper and richer digital experience. If we are unable to distinguish our content from that of our competitors or adapt to new distribution methods, our business, financial condition and results of operations may be adversely affected.

Competition among print magazine and digital publishers for advertising is primarily based on the circulation and readership of magazines and the number of visitors to websites, respectively, the demographic profile of the audience, advertising rates and the effectiveness of advertising sales teams. The continuing shift in consumer preference from print media to digital media has introduced significant new competition for advertising. We believe our advertising sales team has the optimal structure to provide integrated marketing solutions for combined print and digital advertising and we can compete successfully for advertising. If we are unable to convince advertisers of the continuing value of our combined print and digital advertising platforms or offer advertisers unique advertising programs tied to our brands, our business, financial condition and results of operations may be adversely affected.

We are exposed to risk associated with weak domestic and global economic conditions.

We have been adversely affected by weak domestic and global economic conditions and have experienced declines in our circulation and to a lesser extent our advertising revenues. If these conditions persist, our business, financial condition and results of operations may continue to be adversely affected. Factors that affect economic conditions include the rate of unemployment, the level of consumer confidence and changes in consumer spending habits. Because magazines are generally discretionary purchases for consumers, our circulation revenues are sensitive to general economic conditions and economic cycles. Certain economic conditions such as general economic downturns, including periods of increased inflation, unemployment levels, tax rates, interest rates, gasoline and other energy prices or declining consumer confidence, negatively impact consumer spending. Reduced consumer spending or a shift in consumer spending patterns away from discretionary items will likely result in reduced demand for our magazines.

Historically, we have been able to offset some of the declines in circulation revenues, in part, through increases in cover prices and cost reductions. We may not be able to increase cover prices without decreasing circulation or be able to take other measures, such as increasing advertising revenue rates or pages and reducing print orders of our titles, to offset such circulation revenue declines. In addition, we may not be able to reverse the circulation revenue declines described above, and such declines in circulation could have a material adverse effect on our business, financial condition and results of operations.

We also face risks associated with the impact of weak domestic and global economic conditions on third parties with which we do business, such as advertisers, suppliers, wholesale distributors, retailers and other parties. For example, if retailers file for reorganization under bankruptcy laws or otherwise experience negative effects on their businesses due to volatile or weak economic conditions, it could reduce the number of outlets for our magazines, which in turn could reduce the attractiveness of our magazines to advertisers. In addition, any financial instability of the wholesalers that distribute our print magazines to retailers could have various negative effects on us. See “—We have experienced, and may in the future continue to face increased costs and business disruption from instability in our wholesaler distribution channels.”

We derive substantial revenues from the sale of advertising, and a decrease in overall advertising expenditures could lead to a reduction in the amount of advertising that companies are willing to purchase from us and the price at which they purchase it. Expenditures by advertisers tend to be cyclical, reflecting domestic and global economic conditions. If the economic prospects of advertisers or current economic conditions worsen, such conditions could alter current or prospective advertisers’ spending priorities. Declines in consumer spending on advertisers’ products due to weak economic conditions could also indirectly negatively impact our advertising revenues, as advertisers may not perceive as much value from advertising if consumers are purchasing fewer of their products or services.

We have experienced, and may in the future continue to face increased costs and business disruption from instability in our wholesaler distribution channels.

We operate a distribution network that relies on wholesalers to distribute our magazines to newsstands and other retail outlets. A small number of wholesalers are responsible for a substantial percentage of wholesale magazine distribution in the United States. We are experiencing significant declines in magazine sales at newsstands and other retail outlets. In light of these declines and the challenging general economic climate, there may be further consolidation among the wholesalers and one or more may become insolvent or unable to pay amounts due in a timely manner. Distribution channel disruptions can impede our ability to distribute magazines to the retail marketplace, which could, among other things, negatively affect the ability of certain magazines to meet the rate base established with advertisers. Disruption in the wholesaler channel, an increase in wholesaler costs or the failure of wholesalers to pay amounts due could adversely affect our business, financial condition and results of operations. See also “Our circulation revenue consists of single copy sales distributed to retailers primarily by two wholesalers and the loss of either of these wholesalers could materially adversely affect our business and results of operations.”

Our circulation revenue consists of single copy sales distributed to retailers primarily by two wholesalers and the loss of either of these wholesalers could materially adversely affect our business and results of operations.

During fiscal 2014, 2013 and 2012, single copy sales accounted for 78% of total circulation revenue and consisted of copies distributed to retailers primarily by two wholesalers. During fiscal 2014, 2013 and 2012, The News Group accounted for approximately 29%, 29% and 23%, respectively, of our total operating revenue and Source Interlink Companies accounted for approximately 14%, 14% and 12%, respectively, of our total operating revenue. We have long-term service arrangements with our wholesalers, which provide incentives to maintain certain levels of service. When these arrangements expire, we may not be able to renew them on favorable terms, extend the terms of these arrangements or extend our relationship with the wholesalers at all. Our business, financial condition and results of operations could be adversely affected by disruption of the distribution of our magazines through these wholesalers.

In May 2014, our second-largest wholesaler notified us that they were ceasing substantially all distribution operations in the near term and filed for bankruptcy in June 2014. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Current Developments and Management Action Plans - Other Developments" for additional information.

Changes to U.S. or international regulation of our business or the businesses of our advertisers could cause us to incur additional costs or liabilities, negatively impact our revenues or disrupt our business practices.

Our digital businesses are subject to government regulation in the jurisdictions in which we operate, and our Web sites, which are available worldwide, may be subject to laws regulating the Internet even in jurisdictions where we do not do business. Advertising and promotional information presented to visitors on our websites and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. In the United States, Congress has adopted legislation that regulates certain aspects of the Internet, including on-line content, user privacy, taxation, liability for third-party activities and jurisdiction. Federal, state, local and foreign governments are also considering other legislative and regulatory proposals that would regulate the Internet in more and different ways than exist today. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Revenues from our digital businesses could be adversely affected, directly or indirectly, by these existing or future laws and regulations. Furthermore, our OK! TV news magazine show may subject us to regulation by the FCC, which could result in previously inapplicable and unanticipated costs.
Our business performance is also indirectly affected by the laws and regulations that govern the businesses of our advertisers. For example, the pharmaceutical industry, which accounts for a significant portion of our advertising revenues in our Men's Active Lifestyle segment, is subject to regulations of the Food and Drug Administration in the United States requiring pharmaceutical advertisers to communicate certain disclosures to consumers about advertised pharmaceutical products, typically through the purchase of print media advertising. We face the risk that the Food and Drug Administration could change pharmaceutical marketing regulations in a way that is detrimental to the sale of print advertising.

In addition, changes in laws and regulations that currently allow us to retain customer data and to engage in certain forms of consumer marketing, such as automatic renewal of subscriptions for our magazines and negative option offers via direct mail, email, on-line or telephone solicitation, could have a negative impact on our circulation revenues and adversely affect our financial condition and operating performance.

Our business and results of operations could be negatively affected by postal service changes, and our results of operations may be adversely affected by increases in postal rates.

The financial condition of the U.S. Postal Service (the “USPS”) continues to decline. In the past the USPS closed numerous mail processing centers and has announced plans to close additional processing centers in 2014, which could result in slower delivery of first class mail and periodicals. The USPS is currently prohibited under a Congressional resolution from discontinuing Saturday mail delivery, but the USPS and some members of Congress are attempting to lift that ban as part of comprehensive postal reform. Our subscribers expect our weekly magazines to be delivered in the same week that they are printed, and the elimination of Saturday mail delivery or slower delivery of periodicals, absent changes to our internal production schedules, could result in a certain percentage of our weekly magazines not reaching subscribers until the following week. We cannot predict how the USPS will address its fiscal condition in the future, and changes to delivery, reduction in staff or additional closings of processing centers may lead to changes in our internal production schedules or other changes in order to continue to meet our subscribers’ expectations.

Other measures taken to address the declining financial condition of the USPS could include increases in the rates for periodicals and local post office closures. We cannot predict with certainty the magnitude of future price changes in postage. In particular, postage represents a significant component of our total cost to distribute our printed products and represented approximately 7% of our total operating expense for fiscal 2014. If there are significant increases in postal rates and we are not able to offset such increases, our results of operations could be negatively impacted.

Our business and results of operations may be adversely affected by increases in fuel costs and the price of paper.

Many aspects of our business have been directly affected by increases in the cost of fuel and paper. Increased fuel costs have translated into increased costs for the products and services we receive from our third-party suppliers, including, but not limited to, increased production and distribution costs for our products. Paper represents a significant component of our total cost to produce our printed products and represented approximately 13% of our total operating expenses for fiscal 2014. Paper is a commodity and the price has been subject to significant volatility due to supply and demand in the marketplace as well as volatility in the raw material and other costs incurred by our paper suppliers. We have not entered into a long-term supply agreement with our paper suppliers, and they may raise their prices for paper from time to time.

We cannot predict with certainty the magnitude of future price changes in paper or how increases in fuel costs will affect our third-party suppliers and the rates they charge us. If fuel or paper prices increase and we are not able to offset such increases, our business, financial condition and results of operations would be adversely affected.

Our business may be adversely affected if we lose one or more of our vendors.

We rely on third-party vendors, including paper suppliers, printers, subscription fulfillment houses and subscription agents for the print portion of our business. The industries in which our print related third-party vendors operate have experienced significant restructurings and consolidation in recent years, resulting in decreased availability of goods and services and competition. Further disruptions in these industries may make our third-party vendors unable or unwilling to provide us with goods and services on favorable terms and may lead to greater dependence on certain vendors, increased prices, and interruptions and delays in the services provided by these vendors, all of which would adversely affect our business.

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

Future acquisitions, partnerships, publishing services agreements and joint ventures may require significant resources.

In the future, we may seek to grow the Company and its businesses by making acquisitions or entering into partnerships, publishing services agreements or joint ventures. Any future acquisition, partnership, publishing services agreement or joint venture may require that we make significant cash investments, issue stock or incur substantial indebtedness. Such acquisitions and investments may require additional funding which may be provided in the form of additional indebtedness, equity financing or a combination thereof. We cannot assure that any such additional funding will be available to us on acceptable terms, or at all, or that we will be permitted under the terms of the 2010 Revolving Credit Facility (or any replacement thereof) or under the terms of the indentures governing our Senior Secured Notes to obtain such financing for such purpose.

We have incurred indebtedness in the past to finance acquisitions. We may finance future acquisitions with additional indebtedness, subject to limits in our debt agreements. As a result, we could face the financial risks associated with incurring additional indebtedness such as reducing our liquidity and access to financing markets and increasing the amount of cash flow required to service such indebtedness.

We may make acquisitions or enter into partnerships, publishing services agreements or joint ventures which could involve inherent risk and uncertainties.

We may make acquisitions or enter into partnerships, publishing services agreements or joint ventures which could involve inherent risks and uncertainties, including:

•	difficulty in integrating newly acquired businesses and operating in an efficient and effective manner;

•	the inability to maintain key pre-acquisition business relationships;

•	the potential diversion of senior management's attention from our operations;

•	the potential loss of key employees of the acquired businesses;

•	risks associated with integrating financial reporting and internal control systems;

•	exposure to unanticipated liabilities; and

•	challenges in achieving strategic objectives, cost savings and other anticipated benefits.

If an acquired business fails to operate as anticipated, cannot be successfully integrated with our existing business or one or more of the other risk and uncertainties identified occur in connection with our acquisitions, our business, results of operations and financial condition could be adversely affected.

We are expanding our merchandising and licensing programs into new areas and products, the failure of any of which could diminish the perceived value of our brand, impair our ability to grow and adversely affect our prospects.
Our growth depends to a significant degree upon our ability to develop new or expand existing retail merchandising programs. We have entered into several new merchandising and licensing agreements in the past few years. Some of these agreements include exclusivity provisions and have a duration of many years. While we require that our licensees maintain the quality of our respective brands through specific contractual provisions, we cannot be certain that our licensees, or their manufacturers and distributors, will honor their contractual obligations or that they will not take other actions that will diminish the value of our brands.
There is also a risk that our extension into new business areas will meet with disapproval from consumers. We cannot guarantee that these programs will be fully implemented, or, if implemented, that they will be successful. If the licensing or merchandising programs do not succeed, we may be prohibited from seeking different channels for our products due to the exclusivity provisions and multi-year terms of these agreements. Disputes with new or existing licensees may arise that could hinder our ability to grow or expand our product lines. Disputes also could prevent or delay our ability to collect the licensing revenue that we expect in connection with these products. If such developments occur or our merchandising programs are otherwise not successful, the value and recognition of our brands, as well as our business, financial condition and prospects, could be materially adversely affected.

Divestitures may affect our costs, revenues, profitability and financial position.
In September 2013, we divested substantially all of the assets comprising our distribution and merchandising businesses operated by Distribution Services, Inc. We may decide to divest other segments or lines of business in the future. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, unexpected costs associated with the separation of the business to be sold from our integrated information technology systems and other operating systems and potential post-closing claims for indemnification. Expected cost savings, which are offset by revenue losses from divested businesses, may also be difficult to achieve or maximize.
Electronically stored data is subject to the risk of unauthorized access and if our data is compromised in spite of our attempts at protecting this data, we may incur significant costs, lost opportunities and damage to our reputation.

We maintain information necessary to conduct our business, including confidential, proprietary and personal information in digital form. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely, and risks associated with each of these remain. If our data systems are compromised or if the proprietary information of our customers or employees is misappropriated, our ability to conduct our business may be impaired, our reputation with our customers and employees may be injured resulting in loss of business or morale and we could be exposed to a risk of loss due to business interruption, or litigation.

If we are unable to protect our intellectual property, the value of our intangible assets may be diminished and our competitive position and business may be adversely affected.

Our business relies on a combination of trade secrets, trademarks, tradenames, copyrights and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect our intellectual property and brand names. Our continued success and competitive position depends on our proprietary trademarks and other intellectual property rights. See "Business - Intellectual Property" for a description of our intellectual property assets and the steps we take to protect them.

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

We believe that our success is largely dependent on the abilities and experience of our senior management team. The loss of the services of one or more of these senior executives could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies. We do not maintain key man life insurance on the lives of our senior management. We have entered into employment agreements or arrangements with our senior management team, which may contain non-compete provisions. While we believe that we could find replacements for these key personnel, the loss of their services could disrupt our business and have a significant adverse effect on our results of operations and financial condition.

Our operating results are subject to seasonal variations.

Our business has experienced, and is expected to continue to experience, seasonality due to, among other things, seasonal advertising patterns and seasonal influences on consumer reading habits. Typically, our revenues from advertising are highest in the fourth quarter. The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter.

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
Terrorist attacks may negatively affect our operations and financial condition. There can be no assurance that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact our physical facilities, such as those in New York City, or those of our retailers, suppliers and customers. These events could cause consumer confidence and their discretionary spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. They could result in an economic recession in the United States or abroad. Any of these occurrences could have a material adverse impact on our business, results of operations and financial condition.
If our goodwill or other identifiable intangible assets become impaired, we may be required to record a significant charge to earnings.

Under U.S. generally accepted accounting principles, goodwill and indefinite-lived intangible assets are required to be tested for impairment annually or more often if an event occurs or circumstances change that would indicate a potential impairment exists, and long-lived assets, including finite-lived intangible assets, are required to be tested for impairment upon the occurrence of a triggering event. Factors that could lead to impairment of goodwill and indefinite-lived intangible assets include significant adverse changes in the business climate and declines in the value of our business.

During an evaluation of goodwill and other identified intangible assets at December 31, 2013, the Company determined that indicators were present in certain reporting units which would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily due to the continuing softness in the U.S. economy, which impacts consumer spending, including further declines in certain advertising markets, resulting in lowered future cash flow projections. The evaluation resulted in the carrying value of tradenames for certain reporting units to exceed the estimated fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of $9.2 million to reduce the carrying value of tradenames during the third quarter of fiscal 2014.

As of March 31, 2014, the net book value of our goodwill and other intangible assets was approximately $456.5 million. Changes in management's judgments and projections or assumptions used could result in a significantly different estimate of fair value and could materially change the impairment charge related to goodwill and tradenames.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth certain information concerning the location, use and approximate square footage of our principal locations as of March 31, 2014, all of which are leased:

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

On April 3, 2012, the Second Circuit issued a decision reversing the dismissal of the lawsuit and reinstating the antitrust and state law claims (except the defamation claim, which Anderson withdrew), and, on January 7, 2013, the United States Supreme Court declined to review the Second Circuit decision. Following the Second Circuit decision, the case has been proceeding in the District Court and the parties are engaged in discovery. Fact discovery was completed in May 2014 and expert discovery is scheduled to be completed in October 2014. Anderson has recently submitted an expert report calculating that damages are approximately $470 million, which would be subject to trebling should Anderson prevail against the defendants in the lawsuit. Defendants, including American Media, Inc. and DSI, also have submitted an expert report on damages, which opines that, separate and apart from the question of liability, Anderson has suffered no damages.

Anderson is in chapter 11 bankruptcy proceedings in Delaware bankruptcy court. On June 10, 2010, American Media, Inc. filed a proof of claim in that proceeding for $5.6 million, (which it amended on December 3, 2013 to reflect the counterclaim (described below) it planned to file in the Anderson Action), but Anderson asserts that it has no assets to pay unsecured creditors like American Media, Inc. An independent court-appointed examiner has identified claims that Anderson could assert against Anderson insiders in excess of $340.0 million.

In an order of the Delaware bankruptcy court, entered on November 14, 2011, American Media, Inc. and four other creditors (collectively, the “Creditors”), which also are defendants in the Anderson Action, were granted the right to file lawsuits against Anderson insiders asserting Anderson's claims identified by the examiner. The Creditors' retention of counsel to pursue the claims on a contingency fee basis was also approved. On November 14, 2011, pursuant to this order, a complaint was filed against 10 defendants. The bankruptcy court, however, entered a stay of discovery pending conclusion of fact discovery in the Anderson Action, which stay was recently lifted by the bankruptcy court, and discovery in the bankruptcy action has commenced. By order dated November 6, 2013, the Delaware bankruptcy court granted American Media, Inc. and four of its co-defendants relief from the automatic bankruptcy stay of litigation against Anderson News, L.L.C. so that they could file a counterclaim in the Anderson Action against Anderson News, L.L.C. alleging that Anderson News, L.L.C. had violated the antitrust laws by engaging in a conspiracy to fix prices that wholesalers would pay publishers for their magazines and seeking an unspecified amount of damages to be proved at trial.  Permission was obtained on January 23, 2014 from the District Court to file the counterclaim against Charles Anderson, Jr. and Anderson News, L.L.C.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of our outstanding shares of common stock are privately held and there is no established public market for our shares. As of July 31, 2014, there were approximately 68 record holders of our common stock.

We did not make any dividend payments in fiscal 2014 or 2013, and we do not anticipate paying any dividends on our common stock in the foreseeable future. The terms of our 2010 Revolving Credit Facility restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends. With respect to the dividend restriction, the 2010 Revolving Credit Facility and the Indentures include a cap on the total amount of cash available for distribution to our common stockholders.

For information regarding equity compensation plans, see Note 14, "Capital Structure" in the notes to consolidated financial statements contained elsewhere in this Annual Report.

Item 6.    Selected Financial Data.

The selected financial information set forth below for the five fiscal years ended March 31, 2014 is not necessarily indicative of results of future operations, should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto contained in Item 8, "Financial Statements and Supplementary Data" of this Annual Report. The notes to Selected Financial Data below include certain factors that may affect the comparability of the information presented below.

	Fiscal Year Ended March 31,
(in thousands)	2014	2013	2012	2011	2010
Results of Operations
Circulation	$196,421	$212,720	$228,683	$228,694	$246,214
Advertising	120,578	107,151	126,117	135,868	134,281
Other	27,222	28,655	31,816	33,077	31,935
Total operating revenues	344,221	348,526	386,616	397,639	412,430
Operating expenses	304,118	348,601	320,299	303,612	331,453
Operating income (loss)	40,103	(75)	66,317	94,027	80,977
Other expenses, net	(60,096)	(61,464)	(61,533)	(93,987)	(54,494)
Income tax provision (benefit)	33,278	(5,994)	(17,509)	4,003	22,756
Net (loss) income	(53,271)	(55,545)	22,293	(3,963)	3,727
Less: net income attributable to noncontrolling interests	(1,048)	(694)	(726)	(510)	(509)
Net (loss) income attributable to American Media, Inc. and subsidiaries	$(54,319)	$(56,239)	$21,567	$(4,473)	$3,218
Financial position at March 31,
Cash and cash equivalents	$3,035	$2,375	$5,226	$21,285	$6,606
Goodwill and other identified intangible assets, net	456,547	465,384	519,469	499,898	502,520
Total assets	572,640	577,451	651,648	637,521	620,459
Total debt, net of premium and discount	498,477	481,889	476,889	489,889	1,014,480
Total stockholders' deficit	(131,973)	(77,762)	(21,349)	(42,878)	(578,434)
Notes to Selected Financial Data

Net (loss) income attributable to American Media, Inc. and subsidiaries for fiscal year

2014 results include non-cash tradename impairment charges related to certain reporting units of approximately $9.2 million and AMI's share of bad debt related to Source and other wholesaler shutdowns of approximately $5.1 million.

2013 results include non-cash goodwill and tradename impairment charges related to certain reporting units of approximately $54.5 million.

2011 results include reorganization costs of approximately $24.5 million and a loss on extinguishment of debt of approximately $8.6 million.

2010 results include non-cash goodwill and tradename impairment charges related to certain reporting units of approximately $17.6 million.

Total debt, net of premium and discount includes current maturities of long-term debt and future interest payments on the pre-existing debt prior to the 2010 Restructuring, reflected in the carrying amount of the total debt, of $198.4 million in fiscal 2010. As a result, we did not recognize interest expense on certain pre-existing debt.

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

EXECUTIVE SUMMARY

We are the largest publisher of celebrity and health and active lifestyle magazines in the United States and operate a diversified portfolio of 14 publications. Our celebrity titles together are number one in market share in newsstand circulation in the celebrity category and, on-line, are the fastest growing brands in the category. Our health and active lifestyle titles together have the highest market share of national magazine advertising pages in their competitive set in the United States. Total circulation of our print publications with a frequency of six or more times per year were approximately 6.0 million copies per issue during the fiscal year ended March 31, 2014.

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

We believe our leadership position in these segments provides us with strong competitive advantages in the publishing market. Our iconic brands have enabled us to build a loyal readership and establish relationships with major advertisers and distributors. We have leveraged the strength of our portfolio of brands through joint ventures, licensing opportunities, and strategic relationships with several national retailers. We believe the combination of our well-known brands, established relationship with advertisers and distributors, and ability to leverage our brands with major retailers and to monetize content across multiple platforms creates a competitive position that is difficult to replicate.

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

Our largest revenue stream comes from single copy newsstand sales. Our print circulation revenue is 57% of our operating revenue for the fiscal year ended March 31, 2014, of which 78% was generated by single copy sales and the remaining 22% was generated by subscriptions. Single copy newsstand units are sold through national distributors, wholesalers and retailers, and subscription copies are mailed to subscribers and sold as digital copies. As of March 31, 2014, our digital subscriptions represent 23% of our 4.1 million paid subscriptions, the highest percentage among our competitive set. Our digital subscription revenue represented 1% of our total operating revenues for the fiscal year ended March 31, 2014.

Our second largest revenue stream comes from multi-platform advertising. Our print advertising revenue, generated primarily by national advertisers, represented 31% of our total operating revenues and our digital advertising revenue represented 12% of our total advertising revenue for the fiscal year ended March 31, 2014. Our digital advertising revenue represented 4% of our total operating revenues for the fiscal year ended March 31, 2014. Advertising revenue is typically highest in the fourth quarter of our fiscal year due to seasonality.

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

Paper is the principal raw material utilized in our publications. We purchase paper directly from suppliers and ship it to third-party printing companies. The price of paper is driven by market conditions and therefore difficult to predict. Changes in paper prices could significantly affect our business. We believe adequate supplies of paper are available to fulfill our planned, as well as future, publishing requirements. We have long-term printing contracts with three major third-party printing companies. Our production expenses, including paper and printing costs, accounted for approximately 29%, 27% and 35% of our operating expenses for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Sales and marketing of the magazines to retailers is handled by third-party wholesalers through multi-year arrangements. During the fiscal years ended March 31, 2014, 2013 and 2012, approximately 43%, 43% and 35%, respectively, of our circulation revenue was derived from two of these third-party wholesalers. Billing, collection and distribution services for retail sales of the magazines are handled by a national distributor. In May 2014, our second-largest wholesaler notified us that they were ceasing substantially all distribution operations in the near term and filed for bankruptcy in June 2014. For information regarding the future impact on the Company, see "Current Developments and Management Action Plans - Current Developments - Other Developments" below.

Our financial performance depends, in large part, on varying conditions in the markets we serve. Demand in these markets tends to fluctuate in response to overall economic conditions and current events. Economic downturns in the markets we serve generally result in reductions in revenue as a result of lower consumer spending, which can lead to a reduction in advertising revenue.

Our fiscal year ended on March 31, 2014 and is referred to herein as fiscal 2014. References to our fiscal year (e.g. "fiscal 2014") refer to our fiscal year ended March 31st of the applicable fiscal year.

CURRENT DEVELOPMENTS AND MANAGEMENT ACTION PLANS

Current Developments

Digital Initiatives

We continue to expand the availability of our print content on digital platforms. Our digital revenue for fiscal 2014 increased 83% to $23.1 million, over the comparable prior year period driven by our digital team comprised of senior executives hired from companies such as Fox Mobile, Microsoft and Google and the continued implementation of our digital investment strategy. We now have a fully integrated print and digital sales team of more than 90 sales executives, with a dozen digital brand champion sales staff across all the websites. We believe our structure is highly effective to respond to our advertisers' requests for integrated marketing solutions for combined print and digital, as well as digital-only programs.

We continue to expand our digital distribution platform across our other well-known brands by launching digital magazines, or "digi-mags," and building out our other websites. We have launched digital editions for all our brands on the Apple and Google newsstands and Zinio, Amazon Kindle and Barnes & Noble Nook platforms. We are also launching single-subject, single-sponsored "digi-mags" for both Apple and Android operating systems, and we are currently syndicating Shape content on Yahoo! Shine, AOL, Huffington Post, StyleList and Kitchen Daily.

In May 2014, we launched the AMI InPrint app, a new mobile app for the iPhone and iPad which provides readers with unlimited access to all our publications and lifestyle books for an introductory price of $0.99 per month. The InPrint app was launched for the Android operating system in July 2014.

Print Initiatives

The relaunch of Men's Fitness and Shape in both print and digital formats continues to be successful as advertising revenues continue to increase. During fiscal 2014, advertising revenues increased 45% and 18% for Men's Fitness and Shape, respectively, as compared to prior year. We published one less issue of Shape magazine during fiscal 2014 versus the prior year period.

In April 2013, we redesigned and repositioned Men's Fitness, from a gym-focused, work-out only magazine to one targeting young men with active lifestyles with fitness as the new measure of success. The new editorial vision of Men's Fitness has continued to attract new luxury goods advertisers. From October 1, 2013 through March 31, 2014, there were 22 new lifestyle advertisers, such as Channel Sport, which had not previously invested in Men's Fitness.

In May 2013, Shape regained the number one share-of-market position in newsstand sales growth and print advertising pages. It is the category leader in print ad pages with a 31% share of market within its competitive set against Self, Fitness and Women's Health. The relaunch of Shape continues to attract new advertising clients, and from October 1, 2013 to March 31, 2014, there were 36 new advertisers which had not previously invested in Shape.

Arnold Schwarzenegger has returned to AMI as the Group Executive Editor for Muscle & Fitness and Flex upon the completion of his term as governor of California. Since Mr. Schwarzenegger's return, we have experienced an increase in advertising revenues at Muscle & Fitness. During fiscal 2014, advertising revenue increased 12% for Muscle & Fitness over the comparable prior year period. One of our nutritional supplement advertisers has launched an Arnold Schwarzenegger branded line of supplements supporting the four pillars of fitness: performance, power and strength, nutrient support and recovery. These supplements are available at most major health and nutrition specialty stores as well as through on-line retailers. To support this launch, we have secured an exclusive commitment for both print and digital advertising starting with the October 2013 edition of Muscle & Fitness.

Branded Products

In the beginning of fiscal 2014, we became a preferred digital content partner for Microsoft and entered into agreements to produce Shape, Men's Fitness and Muscle & Fitness branded exercise and workout videos for Microsoft to incorporate into their Bing Health and Fitness application.

We are continuing to promote Shape branded products, and launched Shape nutritional products which are available in CVS, Rite Aid, Drugstore.com and Target. Based on the success of the launch, we will expand the Shape nutritional products to be on sale in Walgreens in fiscal 2015. In July 2013, we signed a license agreement for a line of Shape women’s active wear which will be designed by a major apparel designer and is expected to be in retail stores by November 2014.

Pursuant to our long-term agreement with David Zinczenko and his company, Galvanized Media, they continue to work exclusively on Men's Fitness and Muscle & Fitness and a branded book division for AMI utilizing the Men's Fitness, Shape and Natural Health brands. With Mr. Zinczenko's assistance we have redesigned and relaunched Men's Fitness and Muscle & Fitness and published several books. The Men's Fitness branded book The 101 Greatest Workouts of all Time, went on sale in January 2014. The Shape branded books The Bikini Body Diet and Clean Green Drinks: 100+ Cleansing Recipes to Renew & Restore Your Body and Mind went on sale in September 2013 and April 2014, respectively. The Natural Health branded book The Doctor's Book of Natural Health Remedies went on sale in April 2014. Mr. Zinczenko spent more than 20 years at Rodale, where he served as editor-in-chief of Men's Health and general manager of Women's Health and Rodale Books.

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

In October 2013, we exchanged approximately $94.3 million aggregate principal amount of our 13.5% second lien notes due June 2018 (the "Second Lien Notes") for an equal aggregate principal amount of new senior secured notes, which bear interest at a rate of 10.0% per annum, payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”), pursuant to an exchange agreement (the “Exchange Agreement”). The Exchange Agreement provides for, among other things, interest payments, in kind, at a rate of 10% per annum until December 15, 2016 or earlier upon the occurrence of certain specified events, at which time interest payments on the Second Lien PIK Notes will be payable in cash at a rate of 13.5% per annum. Subject to certain exceptions, we are required under the indenture governing the Second Lien PIK Notes and the Exchange Agreement to utilize the cash interest savings to repurchase certain of our 11.5% first lien notes due December 2017 (the "First Lien Notes"). After giving effect to this exchange, approximately $10.6 million principal amount of Second Lien Notes remains outstanding. See "Liquidity and Capital Resources" for further discussion regarding the Second Lien Notes and the Second Lien PIK Notes.

During the third quarter of fiscal 2014, we recorded a pre-tax non-cash impairment charge of $9.2 million for the Men's Active Lifestyle segment tradenames.

In February 2014, we repurchased approximately $2.3 million aggregate principal amount of our First Lien Notes in accordance with the Second Lien PIK Notes' Exchange Agreement.

In May 2014, we were notified by our national distributor (the “Distributor”) for our publications in the U.S. and Canada that, due to non-payment of their receivables from our second-largest wholesaler (the “Wholesaler”), the Distributor will cease shipping our publications to the Wholesaler effective immediately. Further, in May 2014, the Wholesaler notified us that they were ceasing substantially all distribution operations in the near term and filed for bankruptcy in June 2014. On our behalf, the Distributor utilizes wholesalers to sell our publications to retailers for ultimate sale to consumers. Our net sales to this Wholesaler were approximately 14% of our total operating revenues during the fiscal year ended March 31, 2014. Subject to the terms of our agreement with the Distributor, our exposure for bad debt related to the Wholesaler is currently expected to be approximately $5.0 million to $7.0 million, of which $2.0 million is included in our operating expenses for the fiscal year ended March 31, 2014.

Our Distributor is working with the two remaining wholesalers and retailers to transition the newsstand circulation to them. We estimate that it will take approximately twelve to twenty four weeks for the transition to be completed. Our single copy newsstand sales could be reduced by approximately $10.0 million to $20.0 million during this transition period, depending on the length of time required to complete the transition to the remaining two wholesalers. In addition, after completing the transition, our revenues could be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing our publications at the same rate or quantities previously purchased.

In July 2014, we received waivers under our revolving credit facility providing us additional time to file this Annual Report for the fiscal year ended March 31, 2014 with the SEC and make it available to the revolving credit facility lenders.
In August 2014, we entered into an agreement and plan of merger (the “Merger Agreement”) with certain investors of AMI (collectively, the “Investors”) for the Investors to acquire 100% of the issued and outstanding shares of common stock of AMI through a merger (the “Merger”) whereby a subsidiary of an entity owned by funds managed and/or controlled by the Investors will be merged with and into AMI, with AMI surviving the Merger. In connection with signing the Merger Agreement, we also entered into a note purchase agreement (the "Note Purchase Agreement") with the Investors pursuant to which we will issue additional Second Lien PIK Notes to the Investors at par plus accrued interest for a total purchase price equal to $12.5 million. The closing of the Merger and the closing under the Note Purchase Agreement are expected to occur after the filing of this Annual Report with the SEC on the date hereof. See "Liquidity and Capital Resources - Merger and Related Transactions" within this Item 7, "Management's Discussion and Analysis of Financial Condition and Results and Operations," for further information regarding the Merger Agreement and the Note Purchase agreement.

In addition, in August 2014, prior to executing the Merger Agreement and the Note Purchase Agreement, AMI entered into an amendment to the revolving credit facility to, among other things, (i) amend the definition of "Change in Control," (ii) permit the issuance of additional Second Lien PIK Notes pursuant to the Note Purchase Agreement and (iii) amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ended June 30, 2015. From July 1, 2015 through December 31, 2015, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

Similarly, prior to the execution of the Merger Agreement and the Notes Purchase Agreement, AMI entered into various supplemental indentures to, among other things, permit the transactions contemplated by the Merger Agreements and the Note Purchase Agreement and eliminate AMI's obligation to repurchase approximately $12.7 million of First Lien Notes using the cash interest savings from the semi-annual interest periods ending on June 15, 2014 and December 31, 2014. See "Liquidity and Capital Resources - Merger and Related Transactions" within this Item 7, "Management's Discussion and Analysis of Financial Condition and Results and Operations," for further discussion.

Management Action Plans for Revenue Enhancement and Cost Savings

During fiscal 2012, we developed and implemented management action plans totaling $31.7 million of cost savings in fiscal year 2012 (the "2012 Management Action Plans"). The expense reductions were primarily in the production area related to the renegotiation and extension of our RR Donnelly printing contract, print order reductions to increase efficiencies for all of our publications, reduced book sizes to be comparable to our competitive set, reduced general and administrative and employee related expenses, as well as paper rate savings based on our in-house purchasing strategy. We realized the benefits from the 2012 Management Action Plan in fiscal 2012, 2013 and 2014 and we will continue to receive certain of these cost savings throughout fiscal 2015 and beyond.

During fiscal 2013, we developed and implemented management action plans that resulted in revenue enhancements of $8.4 million and operating income of $3.1 million from the publishing of 27 additional pop-iconic special issues, primarily in the Celebrity Brands segment. In addition to the revenue enhancements, we developed and implemented management action plans that resulted in $13.7 million of cost savings in fiscal 2013 (the "2013 Management Action Plans"). The expense improvements were primarily in the manufacturing area related to the ongoing benefits from our RR Donnelly printing contract, print order efficiency plans, paper rate savings based on our in-house purchasing strategy, efficient book sizes and reduced employee-related expenses. We realized the benefits from the 2013 Management Action Plan in fiscal 2013 and 2014 and we will continue to receive certain of these cost savings throughout fiscal 2015 and beyond.

During fiscal 2014, we developed and implemented management action plans that resulted in $5.1 million of cost savings in fiscal 2014 (the "2014 Management Action Plans"). The expense improvements were primarily in print order efficiency plans and editorial expense reductions. We realized the benefits from the 2014 Management Actions Plan in fiscal 2014 and we will continue to receive certain of these cost savings throughout fiscal 2015 and beyond.

Reference to Management Action Plans refers to the 2012 Management Action Plans, 2013 Management Action Plans and 2014 Management Action Plans, collectively.

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Fiscal years ended March 31,			% Change
(in thousands)	2014	2013	2012	'14 vs. '13	'13 vs. '12
Operating revenues:
Circulation	$196,421	$212,720	$228,683	(8)%	(7)%
Advertising	120,578	107,151	126,117	13%	(15)%
Other	27,222	28,655	31,816	(5)%	(10)%
Total operating revenues	$344,221	$348,526	$386,616	(1)%	(10)%
Operating expenses	304,118	348,601	320,299	(13)%	9%
Operating (loss) income	40,103	(75)	66,317	*	*
Other expense, net	(60,096)	(61,464)	(61,533)	(2)%	—%
Loss (income) before income taxes	(19,993)	(61,539)	4,784	(68)%	*
Income tax provision (benefit)	33,278	(5,994)	(17,509)	*	(66)%
Net loss (income)	(53,271)	(55,545)	22,293	(4)%	*
Less: net (income) attributable to the noncontrolling interest	(1,048)	(694)	(726)	51%	(4)%
Net loss attributable to American Media, Inc. and subsidiaries	$(54,319)	$(56,239)	$21,567	(3)%	*
* Represents an increase or decrease in excess of 100%.

Operating Revenues

Total operating revenues decreased slightly during fiscal 2014 due to a decline in circulation revenue and the divestiture of DSI, which was mostly offset by the increase in advertising revenue. Advertising revenue continues to increase as a result of the market acceptance for the editorial repositioning of Shape and Men's Fitness. On a pro forma basis, after the divestiture of DSI, total operating revenues would have increased $5.8 million or 2% during fiscal 2014. Other revenues would have increased $8.7 million or 64% primarily due to our digital initiatives and continuing success of the Mr. Olympia event.

During fiscal 2013, total operating revenues decreased 10% due to a decline in circulation and advertising revenue. Advertising revenue declined as print advertisers shifted their advertising dollars from print to broadcast for the 2012 Summer Olympics coupled with the impact of Superstorm Sandy which caused media planning delays and cancellation of print media commitments.

The following table summarizes our operating revenues, by type, as a percentage of total operating revenues:

	Fiscal years ended March 31,
	2014	2013	2012
Circulation	57%	61%	59%
Advertising	35%	31%	33%
Other	8%	8%	8%
Total	100%	100%	100%

Circulation Revenue

Our circulation revenue represented 57%, 61% and 59% of our operating revenues during fiscal 2014, 2013 and 2012, respectively. Our circulation revenue is comprised of the following components:

	Fiscal years ended March 31,
	2014	2013	2012
Single Copy	78%	78%	78%
Subscription	22%	22%	22%
Total	100%	100%	100%

Digital subscription revenue represented 2%, 3% and 1% of our circulation revenue during fiscal 2014, 2013 and 2012, respectively.

Circulation revenue declined $16.3 million and $16.0 million during fiscal 2014 and 2013, respectively, compared to the prior fiscal year due to the continued softness in the U.S. economy, coupled with the decline in the celebrity magazine market and the discontinuance and reduction of special publications. Circulation revenue was further impacted during fiscal 2013 by the temporary closures of thousands of stores in the Mid-Atlantic and Northeast regions due to Superstorm Sandy.

Advertising Revenue

Our advertising revenue represented 35%, 31% and 33% of our operating revenues during fiscal 2014, 2013 and 2012, respectively. Our advertising revenue is generated from the following components:

	Fiscal years ended March 31,
	2014	2013	2012
Print	88%	91%	94%
Digital	12%	9%	6%
Total	100%	100%	100%

Advertising revenue increased $13.4 million during fiscal 2014 due to higher ad spending by beauty, packaged goods, luxury goods and pharmaceutical advertisers, primarily in Shape and Men's Fitness as a result of the market acceptance for the editorial repositioning of these magazines. In addition, advertising revenue has also increased in Star and OK! magazine due to the performance of our superior marketing programs, content integration and greater efficiencies in reaching our target audience.

Advertising revenue decreased $19.0 million during fiscal 2013 due to reduced ad spending by beauty, packaged goods and luxury goods advertisers, primarily in Shape and Star. During fiscal 2013, these print advertisers shifted their advertising dollars from print to broadcast for the 2012 Summer Olympics. There was also a reduction in ad spending by pharmaceutical advertisers, primarily in Men's Fitness, Muscle and Fitness and Flex. During fiscal 2013, these print advertisers canceled their advertising dollars for sports nutrition and diet products due to federal regulatory complaints on their products. All of these advertisers returned to these publications during the first quarter of fiscal 2014 with new products. Lastly, several of these advertisers' ad agencies were impacted by Superstorm Sandy in fiscal 2013, which caused media planning delays and cancellation of print media commitments.

Other Revenue

Our other revenue represented 8% of our operating revenues during fiscal 2014, 2013 and 2012.

During fiscal 2014, other revenue decreased $1.4 million primarily due to a decline in revenue from the DSI divestiture in September 2013. On a pro forma basis, to reflect the divestiture of DSI, other revenues would have increased $8.7 million or 64%, due to the increase in revenues from the Microsoft projects, the Mr. Olympia event and management fees and income from certain joint ventures.

During fiscal 2013, other revenue decreased $3.2 million primarily due to a 10% decline in newsstand sales for the publishing industry, which caused a $3.0 million revenue shortfall in DSI, which was partially offset by a $0.6 million increase from publishing services, coupled with the non-recurring termination fee we received in fiscal 2012 of $1.4 million upon the termination of one of our international licensing agreements.

Operating Expenses

Operating expenses during fiscal 2014, 2013 and 2012 were as follows:

	Fiscal years ended March 31,			% Change
(in thousands)	2014	2013	2012	'14 vs. '13	'13 vs. '12
Operating Expenses:
Editorial	$38,510	$40,850	$43,008	(6)%	(5)%
Production	89,195	95,809	112,281	(7)%	(15)%
Distribution, circulation and other cost of sales	57,241	65,742	77,020	(13)%	(15)%
Total production related costs	184,946	202,401	232,309	(9)%	(13)%
Selling, general and administrative	95,731	81,745	79,451	17%	3%
Depreciation and amortization	14,203	9,932	8,539	43%	16%
Impairment of goodwill and intangible assets	9,238	54,523	—	(83)%	*
Total operating expenses	$304,118	$348,601	$320,299	(13)%	9%
* Represents an increase or decrease in excess of 100%.

Total Production Related Costs

Production related costs decreased during fiscal 2014 and 2013 compared to the prior year periods primarily due to planned expense reductions pursuant to the Management Action Plans in the following areas: $2.3 million in editorial expenses, $6.6 million in production expenses and $8.5 million in distribution and circulation during fiscal 2014 and $2.2 million in editorial expenses, $16.5 million in production and $11.3 million in distribution and circulation during fiscal 2013.

Selling, General and Administrative

Selling, general and administrative costs increased $14.0 million and $2.3 million during fiscal 2014 and 2013, respectively, as compared to the prior year periods.

Expenses increased during fiscal 2014 primarily due to the continued investment in our digital strategy ($1.1 million), bad debt expense related to wholesaler shutdowns ($4.7 million), higher advertising sales expenses primarily for salaries and commissions ($2.7 million), increase in outside services ($2.8 million) and restructuring costs, severance and closure of certain publications ($1.0 million). These increases have been partially offset by the divestiture of DSI ($0.2 million).

The increase during fiscal 2013 is primarily attributable to a $1.3 million bad debt expense related to a single advertiser and our continued investment in our digital strategy.

Depreciation and Amortization

Depreciation and amortization expenses, which are non-cash, increased $4.3 million and $1.4 million during fiscal 2014 and 2013, respectively, as compared to the prior year periods due to the increases in property and equipment and intangible assets.

Impairment of Goodwill and Intangible Assets

During an evaluation of goodwill and other identified intangible assets during fiscal 2014 and 2013, we determined that indicators were present in certain reporting units that would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily the result of the near-term advertising revenue shortfall coupled with the continued softness in the print publication industry overall, which resulted in lowered future cash flow projections.
As a result, an interim impairment test of goodwill and other indefinite-lived intangible assets was performed as of December 31, 2013 and 2012 for certain reporting units. The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the fair value. As a result, the Company recorded a pre-tax non-cash impairment charge totaling $9.2 million for tradenames and $54.5 million for goodwill and tradenames during fiscal 2014 and 2013, respectively.

Non-Operating Items

Interest Expense

Interest expense decreased $1.4 million during fiscal 2014 and increased $1.4 million during fiscal 2013 when compared to the prior year period due to the additional interest on the First Lien Notes during the registration default period in fiscal 2013.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs increased during fiscal 2014 due to the acceleration of amortization associated with the redemption of approximately $2.3 million principal amount of First Lien Notes in February 2014. The redemption of approximately $20.0 million principal amount of First Lien Notes during fiscal 2012 resulted in a decrease in amortization expenses of the related deferred debt costs during fiscal 2013.

Income Taxes

We recorded an income tax provision of $33.3 million during fiscal 2014 due to the $40.3 million valuation allowance which was recorded against the Company's net deferred tax assets.

During fiscal 2013 and 2012, we recorded an income benefit of $6.0 million and $17.5 million, respectively. The decrease in income tax benefit is due to the elimination of a previously recognized valuation allowance of $17.7 million against the Company's deferred tax assets during fiscal 2012.

Net Loss Attributable to American Media, Inc.

The $54.3 million of net loss attributable to American Media, Inc. for fiscal 2014 represents a $1.9 million decrease from the comparable prior year period. This decrease is primarily attributable to the $40.2 million increase in operating income and the $1.4 million decrease in interest expense, partially offset by the $39.3 million increase in provision for income taxes.

The $56.2 million of net loss attributable to American Media, Inc. for fiscal 2013 represents a $77.8 million increase from the comparable prior year period. This increase is primarily due to the $66.4 million increase in operating loss and the $11.5 million decrease in income tax benefit.

OPERATING SEGMENTS

Our operating segments consist of: Celebrity Brands, Women’s Active Lifestyle, Men’s Active Lifestyle and Corporate and Other. After the divestiture of the DSI business, which was included in and comprised the majority of our publishing services segment, the publishing services segment has been combined with the Corporate and Other segment effective with the quarter ended September 30, 2013. Given this change, we have restated prior period segment information to correspond to the current segment reporting structure. This reporting structure is organized according to the markets each segment serves and allows management to focus its efforts on providing the best content to a wide range of consumers. Our operating segments consist of the following brands in print and digital:

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

•
Mr. Olympia, a four-day event held annually in September in Las Vegas attracting over 50,000 fans of bodybuilding and fitness experts from around the world; includes a two-day health and fitness expo with 340 exhibitors including physical exercise challenges and merchandising opportunities that culminates with the world's most prestigious and largest event in bodybuilding and fitness, the Mr. Olympia contest; and

•
Weider UK, a wholly-owned subsidiary, publishes Muscle & Fitness and Flex in the United Kingdom, France, Italy, Germany, Holland and Australia. Each market edition is in a local language with local content and has its own website.

Corporate and Other Segment

This segment includes revenues from international licensing of certain health and fitness publications, photo syndication for all our media content platforms and strategic management services for publishers, including back office functions. The video content services we provide to Microsoft and the services provided by our former distribution services group to publishing and non-publishing clients, such as placement and monitoring of supermarket racks, marketing and merchandising, are also included in this segment.

Corporate overhead expenses are not allocated to other segments are and included in this segment. This includes corporate executives, production, circulation, information technology, accounting, legal, human resources, business development and administrative department costs.

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

We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. Our calculations of operating income (loss) herein may be different from the calculations used by other companies, therefore comparability may be limited. The accounting policies for the operating segments are the same as those described in the notes to the financial statements in this Annual Report, specifically Note 2, "Summary of Significant Accounting Policies."

The following table summarizes our total operating revenues by segment:

	Fiscal years ended March 31,			% Change
(in thousands)	2014	2013	2012	'14 vs. '13	'13 vs. '12
Segment operating revenues:
Celebrity Brands	$202,580	$215,946	$233,885	(6)%	(8)%
Women's Active Lifestyle	56,875	51,892	65,072	10%	(20)%
Men's Active Lifestyle	66,698	60,770	60,853	10%	—%
Corporate and Other	18,068	19,918	26,806	(9)%	(26)%
Total operating revenues	$344,221	$348,526	$386,616	(1)%	(10)%

Total operating revenues decreased $4.3 million, or 1%, during fiscal 2014 primarily due to the 11% decline in the celebrity newsstand market. The decline of revenue in the Corporate and Other segment was primarily due to the divestiture of DSI. This was mostly offset by higher advertising revenues in the Women's and Men's Active Lifestyle segments.

During fiscal 2013, total operating revenues decreased $38.1 million, or 10%, primarily due to reduced advertising spending in the Women’s and Men's Active Lifestyle segments, coupled with a 10% decline in the celebrity newsstand market.

The following table summarizes the percentage of segment operating revenues:

	Fiscal years ended March 31,
	2014	2013	2012
Segment operating revenues:
Celebrity Brands	59%	62%	60%
Women's Active Lifestyle	17%	15%	17%
Men's Active Lifestyle	19%	17%	16%
Corporate and Other	5%	6%	7%
Total	100%	100%	100%

The following table summarizes our segment operating income (loss) before impairment for goodwill and intangible assets:

	Fiscal years ended March 31,			% Change
(in thousands)	2014	2013	2012	'14 vs. '13	'13 vs. '12
Operating income (loss) before impairment:
Celebrity Brands	$73,276	$75,114	$73,479	(2)%	2%
Women's Active Lifestyle	6,318	4,823	12,990	31%	(63)%
Men's Active Lifestyle	20,968	18,163	19,847	15%	(8)%
Corporate and Other	(51,221)	(43,652)	(39,999)	17%	9%
Total operating income before impairment	$49,341	$54,448	$66,317	(9)%	(18)%
Impairment of goodwill and intangible assets	9,238	54,523	—
Total operating income (loss)	$40,103	$(75)	$66,317

Total operating income before impairment decreased $5.1 million, or 9%, during fiscal 2014 primarily due to the lower operating revenues previously mentioned. This was partially offset by lower operating expenses related to the divestiture of DSI and the Management Action Plans.

Total operating income before impairment decreased $11.9 million, or 18%, during fiscal 2013 primarily due to the lower operating revenue previously mentioned. This was partially offset by the planned expense savings pursuant to the Management Action Plans.

The pre-tax non-cash impairment charge for goodwill and intangible assets was $9.2 million and $54.5 million during fiscal 2014 and 2013, respectively. The fiscal 2014 charge of $9.2 million impacted the Men's Active Lifestyle segment tradenames. The fiscal 2013 charge impacted the Celebrity Brands segment goodwill by $42.8 million, the Women's Active Lifestyle segment tradenames by $3.9 million and the Men's Active Lifestyle segment goodwill and tradenames by $7.8 million. The pre-tax non-cash impairment charges were primarily the result of the continuing softness in the U.S. economy, which impacts consumer spending, including further declines in certain advertising markets, resulting in lowered future cash flow projections. See the notes to the consolidated financial statements in this Annual Report, specifically Note 3, "Goodwill and Other Identified Intangible Assets."

Celebrity Brands Segment

The Celebrity Brands segment comprised 59%, 62% and 60% of our total operating revenues for fiscal 2014, 2013 and 2012, respectively.

Operating Revenues

Total operating revenues in the Celebrity Brands segment were $202.6 million for fiscal 2014, representing a decrease of $13.4 million, or 6%, over the comparable prior year period. Circulation revenue decreased $15.9 million which was caused by an 11% decline in the celebrity newsstand market ($11.7 million), coupled with the discontinuance and reduction of special interest publications ($4.2 million). This decline was partially offset by the $2.8 million increase in advertising revenue primarily due to the performance of Star and OK!'s superior marketing programs, content integration and greater efficiencies in reaching our target audience.

Total operating revenues in the Celebrity Brands segment were $215.9 million for fiscal 2013 representing a decrease of $17.9 million, or 8%, over the comparable prior year period. Circulation revenue decreased $16.7 million during fiscal 2013, of which $6.3 million was due to the discontinuation of certain titles and $10.4 million was due to the 10% decline in overall newsstand sales for the publishing industry. Advertising revenue declined $6.1 million due to the consumer magazine sector being down 5%, as well as the impact of Superstorm Sandy. These decreases have been partially offset by an increase in operating revenue of $4.9 million during fiscal 2013 as compared to the same period of prior year due to the acquisition of OK! in June 2011.

Operating Income

The Celebrity Brands segment operating income before impairment decreased $1.8 million, or 2%, to $73.3 million during fiscal 2014.
This decline was due to the reasons mentioned above. This was partially offset by our Management Action Plans implemented in fiscal 2013, which reduced expenses by $11.5 million during fiscal 2014.

Operating income before impairment in the Celebrity Brands segment increased during fiscal 2013 from prior year by $1.6 million, or 2%, to $75.1 million, primarily attributable to the planned expense reductions resulting from the implementation of our Management Action Plans.

Women’s Active Lifestyle Segment

The Women’s Active Lifestyle segment represented 17%, 15% and 17% of our consolidated operating revenues for fiscal 2014, 2013 and 2012, respectively.

Operating Revenues

Total operating revenues in the Women’s Active Lifestyle segment were $56.9 million during fiscal 2014, an increase of $5.0 million, or 10%, from prior year. This increase was primarily due to the repositioning of Shape magazine which successfully generated revenue from beauty, fashion and retail advertisers. The $5.7 million increase in advertising revenue over prior year was accomplished with only ten issues of Shape magazine compare to eleven issues published in the prior year. This increase in advertising revenue was partially offset by a $1.0 million decline in circulation revenue due to publishing one less issue of Shape magazine.

Total operating revenues in the Women’s Active Lifestyle segment for fiscal 2013 were $51.9 million, a decrease of $13.2 million, or 20%, from prior year. We reduced the frequency of Shape magazine, to match our competitors' schedules, from 12 times per year to 10 times per year, resulting in one less issue in fiscal 2013, or $4.0 million in operating revenues, which was partially offset by a 205% growth in digital traffic for Shape.com, or $0.9 million in operating revenues. The remaining decrease is due to the consumer ad market being down 7%, caused by a shift of advertisers, such as Procter & Gamble, Coca Cola and Kraft Foods, from print to broadcast for the 2012 Summer Olympics and Superstorm Sandy, which negatively impacted advertising revenue by $10.1 million primarily for Shape magazine.

Operating Income

Operating income before impairment in the Women’s Active Lifestyle segment increased during fiscal 2014 from prior year by $1.5 million to $6.3 million. The operating expenses increased $3.5 million, primarily due to an investment in Shape's book size, which resulted in higher production costs. This was more than offset by the increase in operating revenues discussed above.

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

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment represented 19%, 17% and 16% of our consolidated operating revenues for fiscal 2014, 2013 and 2012, respectively.

Operating Revenues

Total operating revenues in the Men’s Active Lifestyle segment were $66.7 million during fiscal 2014, an increase of $5.9 million, or 10%, from prior year. Advertising revenue increased $5.0 million, which is directly attributable to the relaunch and reposition of Men's Fitness magazine and the related website. In addition, the revenue from the September 2013 Mr. Olympia event increased $1.4 million, or 37%, from prior year. This was partially offset by a $0.9 million decline in circulation revenue.

Total operating revenues in the Men’s Active Lifestyle segment for fiscal 2013 were $60.8 million, a minimal decrease from prior year. Our digital initiatives and the success of the 2012 Mr. Olympia event resulted in an increase in operating revenue of $1.8 million. This was partially offset by the 7% decline in the ad market for consumer magazines which negatively impacted advertising revenue by $1.2 million, coupled with a $0.6 million newsstand shortfall caused by the newsstand industry decline of 10%.

Operating Income

Operating income before impairment in the Men’s Active Lifestyle segment increased during fiscal 2014 from prior year by $2.8 million, or 15%, to $21.0 million. This increase was attributable to higher advertising volume, as discussed above, partially offset by the increase in costs associated with the Mr. Olympia event.

Operating income before impairment in the Men’s Active Lifestyle segment decreased during fiscal 2013 from prior year by $1.7 million, or 8%, to $18.2 million. This decrease was attributable to the $1.6 million increase in operating expenses, primarily due to our investment in digital as we continue to implement our digital strategy.

Corporate and Other Segment

The Corporate and Other segment was 5%, 6% and 7% of our consolidated operating revenues for fiscal 2014, 2013 and 2012, respectively.

Operating Revenues

Total operating revenues in the Corporate and Other segment were $18.1 million during fiscal 2014, a decrease of $1.9 million, or 9%, from prior year. This decrease was due to the $9.8 million decline in revenue due to the DSI divestiture in September 2013, partially offset by $4.8 million from the video projects with Microsoft and $1.7 million in management fees and income from certain joint ventures.

Total operating revenues in the Corporate and Other segment for fiscal 2013 were $19.9 million, a decrease of $6.9 million, or 26%, from prior year. This decline was primarily due to the non-recurring termination fee we received in fiscal 2012 of $1.4 million upon the termination of one of our international licensing agreements. In addition, operating revenue declined due to discontinued titles ($0.5 million) and the inclusion of special issues published during fiscal 2012 in the Corporate and Other segment ($2.0 million). During fiscal 2013, all special issues published have been included in the operating segment of the parent magazine.

Operating Loss

Total operating loss increased by $7.6 million, or 17%, to $51.2 million during fiscal 2014. This increase was attributable to the $1.9 million decline in operating revenue coupled with a $11.5 million increase in operating expenses, primarily for the continued investment in our digital strategy, costs related to launches and closures of publications and other non-recurring expenses coupled with the $3.5 million increase in non-cash depreciation and amortization expense. These increases are partially offset by the $9.3 million decrease in operating expenses related to the DSI divestiture.

Total operating loss increased by $3.7 million, or 9%, to $43.7 million during fiscal 2013. This increase was attributable to the $6.9 million decline in operating revenue partially offset by the $3.4 million reduction in operating expenses primarily due to the implementation of the Management Action Plans.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had cash and cash equivalents of $3.0 million and a working capital deficit of $21.9 million.

Cash Flow Summary

The following information has been derived from the accompanying financial statements for fiscal 2014, 2013 and 2012. Cash and cash equivalents increased by $0.7 million during fiscal 2014 and decreased by $2.9 million during fiscal 2013, respectively. The change in cash and cash equivalents is as follows:

	Fiscal years ended March 31,			Net Change
in thousands	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net (loss) income	$(53,271)	$(55,545)	$22,293	$2,274	$(77,838)
Non-cash items	72,434	71,229	6,570	1,205	64,659
Net change in operating assets and liabilities	(9,382)	(572)	(7,184)	(8,810)	6,612
Operating activities	9,781	15,112	21,679	(5,331)	(6,567)
Investing activities	(18,820)	(12,680)	(35,857)	(6,140)	23,177
Financing activities	9,509	(5,016)	(1,706)	14,525	(3,310)
Effects of exchange rates	190	(267)	(175)	457	(92)
Net increase (decrease) in cash and cash equivalents	$660	$(2,851)	$(16,059)	$3,511	$13,208

Operating Activities

Cash provided by operating activities is primarily driven by our non-cash items, changes in working capital and the impact of our results of operations. Non-cash items consist primarily of provision (benefit) for income taxes, depreciation and amortization, amortization of deferred debt costs and deferred rack costs, provision for doubtful accounts and impairment of goodwill and intangible assets.

Net cash provided by operating activities decreased $5.3 million during fiscal 2014 as compared to fiscal 2013, primarily due to the $8.8 million net change in operating assets and liabilities, partially offset by the $1.2 million net increase in non-cash items coupled with the $2.3 million increase in our results of operations.

The net change in operating assets and liabilities is primarily due to the $12.5 million net change in trade receivables, the $4.7 million net change in prepaid expenses, the $2.2 million net change in other long-term assets and the $1.7 million net change in inventories, partially offset by the net change in accounts payable and accrued expenses of $6.1 million, the net change in other non-current liabilities of $3.6 million and the net change in deferred revenues of $3.3 million.

Non-cash items increased primarily due to the increase in provision for income taxes of $39.3 million, the increase in depreciation and amortization of $4.3 million, the increase in provision for doubtful account of $2.5 million and the increase in non-cash payment-in-kind interest accretion of $1.9 million for the Second Lien PIK Notes, partially offset by the decrease in the impairment charge for goodwill and intangible assets of $45.3 million and the net decrease in amortization of deferred debt and deferred rack costs of $1.5 million.

Net cash provided by operating activities decreased $6.6 million during fiscal 2013 as compared to fiscal 2012, primarily due to the $77.8 million decrease in our results of operations, partially offset by the $64.7 million net increase in non-cash items and the $6.6 million net change in operating assets and liabilities.

Non-cash items increased primarily due to the impairment charges of $54.5 million, the decrease in deferred tax benefits of $11.2 million, the increase in depreciation and amortization expense of $1.4 million and the increase in provision for doubtful accounts of $1.3 million, partially offset by the decrease in amortization of deferred rack and deferred debt costs of $2.4 million and the decrease in other non-cash items of $1.5 million.

The net change in operating assets and liabilities is primarily due to the $10.6 million net change in trade receivables, the $5.4 million net change in deferred rack costs, the $4.2 million net change in inventories and the $1.6 million net change in accrued interest, partially offset by the net change in accounts payable and accrued expenses of $9.4 million and a $5.8 million change in other working capital items. Working capital items have decreased due to the overall decline in operating revenue from the continued softness in the U.S. economy and the decrease in consumer discretionary spending.

Investing activities

Net cash used in investing activities was $18.8 million for fiscal 2014, an increase of $6.1 million, compared to $12.7 million of net cash used in investing activities for fiscal 2013. The increase is primarily attributable to the $4.0 million increase in purchases of property and equipment and intangibles assets, coupled with the $2.2 million investment in affiliates. The increase in purchases of intangible assets is due to our continued investment in our digital strategy.

Net cash used in investing activities was $12.7 million and $35.9 million for fiscal 2013 and 2012, respectively. The fluctuation in cash used is primarily attributable to the acquisition of OK! during fiscal 2012, which used $23.0 million in cash.

Financing activities

Net cash provided by financing activities for fiscal 2014 was $9.5 million, an increase of $14.5 million, compared to $5.0 million of net cash used for fiscal 2013. The increase is primarily attributable to the $12.0 million increase in net borrowings under the 2010 Revolving Credit Facility and the $5.8 million decrease in payments to the noncontrolling interest holders of Olympia and Odyssey, partially offset by the $2.3 million increase in redemption payments on the First Lien Notes and the $0.8 million increase in payments for the redemption of Odyssey preferred stock.

Net cash used in financing activities for fiscal 2013 was $5.0 million, an increase of $3.3 million, compared to $1.7 million for fiscal 2012. The increase is primarily attributable to the $13.5 million decrease in proceeds in Odyssey from noncontrolling interest holder, the $8.4 million increase in payments to noncontrolling interest holders of Odyssey and the $2.0 million decrease in net proceeds from the 2010 Revolving Credit Facility. These decreases have been partially offset by $20.6 million decrease in redemption payments on the First Lien Notes.

Merger and Related Transactions

Merger Agreement

On August 15, 2014, AMI entered into the Merger Agreement with the Investors, pursuant to which and subject to the satisfaction or waiver of the conditions described therein, an affiliate of the Investors will merge with and into AMI, with AMI continuing as the surviving entity. Pursuant to the terms and conditions of the Merger Agreement, the Investors will acquire AMI for $2.0 million in cash, payable upon the closing of the Merger. In addition, approximately $513.0 million of outstanding indebtedness will remain in place.

Each of AMI and the Investors has made certain representations and warranties in the Merger Agreement. The Merger Agreement also contains certain covenants and agreements, including, among others, restrictions on the operations of AMI's business prior to the closing of the Merger. The board of directors of AMI may change its recommendation to its stockholders to adopt the Merger Agreement following the occurrence of one or more other intervening events that were not know on the date of the Merger Agreement, and the board of directors of AMI determines in good faith that failure to make a change in its recommendation would be inconsistent with the directors' fiduciary duties under applicable law.

The consummation of the Merger is subject to certain closing conditions, including, among others, (i) the absence of a material adverse effect on AMI and its subsidiaries since the date of the Merger Agreement, (ii) the issuance, sale and purchase of AMI's Second Lien PIK Notes in accordance with the Note Purchase Agreement, (iii) compliance with the drag-along obligations set forth in the Stockholders' Agreement, dated as of December 22, 2010, as amended, among AMI and its stockholders, (iv) the absence of any order that makes the Merger illegal, or that enjoins or otherwise prohibits the closing of the Merger and (v) there are no existing defaults under any of the Debt Documents (as defined in the Merger Agreement) that are continuing after giving effect to all Debt Waivers (as defined in the Merger Agreement).

The Merger Agreement may be terminated under certain circumstances, including, among other, (i) by the Investors or AMI if (A) one or more of the conditions set forth in the Merger Agreement has not been fulfilled as of August 29, 2014, or such later date provided by the Merger Agreement (the “Outside Date”), (B) the required stockholder vote is not obtained or (C) any governmental entity has issued an order restraining, enjoining or otherwise prohibiting the closing of the Merger; (ii) by AMI if all conditions to the Investors’ obligation to consummate the Merger continue to be satisfied, AMI stood ready, willing and able to consummate the Merger, and the Merger has not been consummated within two business days of the Outside Date; and (iii) by the Investors, if the board of directors of AMI changes its recommendation.

The Merger Agreement provides that if AMI terminates the Merger Agreement under certain circumstances, AMI will be required to pay to the Investors a termination fee equal to $5.0 million plus reimbursement of expenses.

Note Purchase Agreement

In connection with the Merger Agreement, on August 15, 2014, AMI and certain of its subsidiaries (the Guarantors") entered into the Note Purchase Agreement with the Investors.

The Note Purchase Agreement provides, subject to certain conditions, for AMI to issue and sell to the Investors, and the Investors to purchase from AMI, an aggregate principal amount of additional Second Lien PIK Notes (the “Additional Notes”) to be issued under the indenture dated as of October 2, 2013 (as such agreement may be amended, restated or supplemented on the date hereof, the “Second Lien PIK Notes Indenture”), among AMI, the Guarantors and Wilmington Trust, National Association, as trustee and collateral agent (the “Trustee”), such that the aggregate principal amount of the Additional Notes purchased plus the accrued interest thereon from the most recent date to which interest has been paid on the then outstanding Second Lien PIK Notes to the closing date (the “Closing Date”) for the Merger will equal $12.5 million. The Investors will pay $1,000 per $1,000 of principal amount of the Additional Notes to be purchased by the Investors on the Closing Date plus accrued interest thereon from the most recent date to which interest has been paid on the then outstanding Second Lien PIK Notes, for an aggregate purchase price of $12.5 million. The issuance, sale and purchase is expected to close upon the satisfaction of certain closing conditions, concurrently with the Merger. After giving effect to the issuance and assuming a closing date for the Merger of August 15, 2014, approximately $113.3 million in aggregate principal amount of Second Lien PIK Notes will be outstanding.

The Additional Notes will be issued under the Second Lien PIK Notes Indenture and will be treated as a single class under the Second Lien PIK Notes Indenture with, and will be assigned the same CUSIP number as, the outstanding Second Lien PIK Notes. The Additional Notes will be issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

Credit Facility and Long Term Debt

Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the “2010 Revolving Credit Facility”). The agreement governing the 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit.

During fiscal 2014, the Company borrowed $95.6 million and repaid $78.6 million under the 2010 Revolving Credit Facility. At March 31, 2014, the Company had available borrowing capacity of $6.6 million after considering the $29.0 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance of the 2010 Revolving Credit Facility on March 31, 2014 of $29.0 million is a non-current liability, as the outstanding balance is not due until December 2015.

Our 2010 Revolving Credit Facility requires mandatory prepayments of the loans outstanding thereunder to the extent that total revolving exposures exceed total revolving commitments. Our 2010 Revolving Credit Facility requires us to pay, from December 22, 2010 until the commitments expire under our 2010 Revolving Credit Facility, a commitment fee ranging from 0.50% to 0.75% of the unused portion of the revolving commitment. We have the option to pay interest on outstanding balances based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) based on LIBOR, in each case, plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during fiscal 2014.

Our 2010 Revolving Credit Facility includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default customary for agreements of this type. The negative covenants include a financial maintenance covenant comprised of a first lien leverage ratio calculated using EBITDA as defined in the 2010 Revolving Credit Facility. In August 2014, prior to executing the Merger Agreement and the Note Purchase Agreement, we entered into an amendment to the 2010 Revolving Credit Facility to, among other things amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ended June 30, 2015. From July 1, 2015 through December 31, 2015, the maturity date of the 2010 Revolving Credit Facility, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment. See "Credit Agreement Amendment" below for additional discussion.

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

Credit Agreement Amendment

On August 8, 2014, AMI, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party to the Revolving Credit Agreement, dated as of December 22, 2010 (as amended, restated, modified or supplemented from time to time, the “Credit Agreement”), entered into Amendment No. 3 (the “Credit Agreement Amendment”) to the Credit Agreement with lenders (the “Consenting Lenders”) constituting the Required Lenders (as defined in the Credit Agreement).

Pursuant to the Credit Agreement Amendment and subject to the Credit Parties’ (as defined in the Credit Agreement) compliance with the requirements set forth therein, the Consenting Lenders have agreed to (i) waive until the earlier of (x) August 15, 2014 and (y) immediately prior to the consummation of the Merger, any potential Default or Event of Default (each, as defined in the Credit Agreement) arising from the failure to furnish to the Administrative Agent (A) the financial statements, reports and other documents as required under Section 5.01(a) of the Credit Agreement with respect to the fiscal year of AMI ended March 31, 2014 and (B) the related deliverables required under Sections 5.01(c) and 5.03(b) of the Credit Agreement, (ii) permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of “Change in Control” and permitting the issuance of the Additional Notes pursuant to the Second Lien PIK Notes Indenture, (iii) consent to the sale of certain assets of the Loan Parties (as defined in the Credit Agreement), (iv) restrict any payment or distribution in respect of the First Lien Notes on or prior to June 15, 2015, subject to certain exceptions, including the payment of regularly scheduled interest and any mandatory prepayments and mandatory offers to purchase under the First Lien Notes, and (v) amend the maximum first lien leverage ratio covenant.

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

The total cash interest savings from the December 15, 2013 interest payment on the Second Lien Notes and Second Lien PIK Notes totaled $2.6 million and was used to repurchase approximately $2.3 million in aggregate principal amount of First Lien Notes at a redemption price equal to 108.6% of the aggregate principal amount thereof, plus accrued and unpaid interest on February 28, 2014. At March 31, 2014, the First Lien Notes represented an aggregate of $362.7 million of our indebtedness.

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

The First Lien Notes are guaranteed on a first lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility, the Second Lien Notes and the Second Lien PIK Notes. The First Lien Notes and the guarantees thereof are secured by a first-priority lien on substantially all our assets (subject to certain permitted liens and exceptions), pari passu with the liens granted under our 2010 Revolving Credit Facility, provided that in the event of a foreclosure on the collateral or of insolvency proceedings, obligations under our 2010 Revolving Credit Facility will be repaid in full with proceeds from the collateral prior to the obligations under the First Lien Notes.

See "Supplemental Indentures" below for a discussion of the amendments to the indenture governing the First Lien Notes to, among other things, permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of "Change in Control."

Registration Rights Agreement

In connection with the issuance of the First Lien Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the holders and the guarantors of the First Lien Notes, which, among other things, required the Company to file an exchange offer registration statement with the Securities and Exchange Commission (the “SEC”). Pursuant to the Registration Rights Agreement, the Company was required to offer to exchange (the "Exchange Offer") up to $365.0 million of the 11.5% senior notes due December 2017 (the “Exchange Notes”), which were registered under the Securities Act of 1933, as amended, for up to $365.0 million of our First Lien Notes, which we issued in December 2010. The terms of the Exchange Notes are identical to the terms of the First Lien Notes, except that the transfer restrictions, registration rights and additional interest provisions relating to the First Lien Notes do not apply to the Exchange Notes.

The Company was required to commence the Exchange Offer once the exchange offer registration statement was declared effective by the SEC and use commercially reasonable efforts to complete the Exchange Offer no later than February 24, 2012. Since the Exchange Offer was not completed until November 20, 2012, a registration default occurred and the Company incurred approximately $1.3 million in additional interest on the First Lien Notes during the registration default period. The registration default did not impact our compliance with the indentures governing the First Lien Notes, the Second Lien Notes or the 2010 Revolving Credit Facility.

Second Lien Notes

In December 2010, we issued $104.9 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum, payable semi-annually, and mature in June 2018 (the “Second Lien Notes”). In October 2013, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of new second lien senior secured notes, which currently bear interest at a rate of 10% per annum, are payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”). See description of Second Lien PIK Notes below. At March 31, 2014, the Second Lien Notes represented an aggregate of $10.6 million of our indebtedness.

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

The Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility, the First Lien Notes and the Second Lien PIK Notes. The Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

See "Supplemental Indentures" below for a discussion of the amendments to the indenture governing the Second Lien Notes to, among other things, permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of "Change in Control."

Second Lien PIK Notes

In October 2013, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of Second Lien PIK Notes, pursuant to an exchange agreement (the “Exchange Agreement”). The Second Lien PIK Notes were issued under an indenture, by and among American Media, Inc., certain of its subsidiaries listed as guarantors thereto and Wilmington Trust, National Association, as trustee (the “Second Lien PIK Notes Indenture”).

The Second Lien PIK Notes are payable in kind at a rate of 10% per annum until the earliest of: (a) December 15, 2016, (b) the closing of a refinancing of the First Lien Notes or (c) upon the occurrence of certain specified events of default relating to the application of the cash interest savings and the right of first offer (any such date being the "Cash Interest Rate Conversion Date"), at which point the interest payable on the then outstanding aggregate principal amount of Second Lien PIK Notes will be payable at a cash interest rate of 13.5% per annum until the June 2018 maturity date. Subject to certain exceptions, under the Second Lien PIK Indenture cash interest savings resulting from the exchange of the Second Lien Notes of approximately $6.4 million per each semi-annual interest period must be used by the Company to repurchase First Lien Notes until the Cash Interest Rate Conversion Date. The participating holders (as defined in the Exchange Agreement) have a right of first offer to sell any of their First Lien Notes to the Company before the Company makes repurchases of First Lien Notes from any other holders of the First Lien Notes, including those purchases pursuant to open market repurchases. Pursuant to the Merger Agreement, we have obtained a permanent waiver of our obligation to redeem approximately $12.7 million of First Lien Notes, during fiscal 2015, pursuant to the terms of the Second Lien PIK Notes Indenture and the Exchange Agreement.

The interest payment-in-kind due on December 15, 2013 totaled $1.9 million and was recorded as an increase to the Senior Secured Notes in the accompanying financial statements. At March 31, 2014, the Second Lien PIK Notes represented an aggregate of $96.2 million of our indebtedness. The interest payment-in-kind due on June 15, 2014 totaled $4.8 million and was recorded as an increase to the Second Lien PIK Notes. In connection with the Merger Agreement, we issued approximately $12.3 million aggregate principal amount of additional Second Lien PIK Notes. Currently, the Second Lien PIK Notes represent an aggregate of $113.3 million of our indebtedness.

The indenture governing the Second Lien PIK Notes contains certain affirmative covenants, negative covenants and events of default customary for agreements of this type. For example, the indenture governing the Second Lien PIK Notes contains covenants that limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the indenture governing the Second Lien PIK Notes imposes certain requirements as to future subsidiary guarantors.

The Second Lien PIK Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility, the First Lien Notes and the Second Lien Notes. The Second Lien PIK Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

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

See "Supplemental Indentures" below for a discussion of the amendments to the indenture governing the Second Lien PIK Notes to, among other things, waive AMI's obligation to apply the cash interest savings to repurchase outstanding First Lien Notes and permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of "Change in Control." See also "Exchange Agreement Amendment" below for a discussion of the amendment to the Exchange Agreement.

Supplemental Indentures

On August 15, 2014, AMI announced that it has received consents from the holders of (a) $218.2 million principal amount of the outstanding First Lien Notes to amend the indenture dated as of December 1, 2010 (as such agreement may be amended, restated or supplemented on the date hereof, the “First Lien Notes Indenture”), among AMI, the Guarantors and the Trustee, (b) $7.8 million principal amount of the outstanding Second Lien Notes to amend the indenture dated as of December 22, 2010 (as such agreement may be amended, restated or supplemented on the date hereof, the “Second Lien Notes Indenture” and, together with the First Lien Notes Indenture and the Second Lien PIK Notes Indenture, the “Indentures”), among AMI, the Guarantors and the Trustee and (c) $101.0 million principal amount of the outstanding Second Lien PIK Notes to amend the Second Lien PIK Notes Indenture, which in each case represented the requisite consents from holders of at least a majority of the aggregate principal amount of the applicable series of notes then outstanding.

As a result of receiving the requisite consents, on August 15, 2014, AMI and the Trustee entered into (a) the Fourth Supplemental Indenture (the “First Lien Notes Supplemental Indenture”) to the First Lien Notes Indenture, (b) the Third Supplemental Indenture (the “Second Lien Notes Supplemental Indenture”) to the Second Lien Notes Indenture and (c) the First Supplemental Indenture (the “Second Lien PIK Notes Supplemental Indenture” and, together with the First Lien Notes Supplemental Indenture and the Second Lien Notes Supplemental Indenture, the “Supplemental Indentures”) to the Second Lien PIK Notes Indenture.

The Supplemental Indentures amend the Indentures to (a) permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of “Change of Control” and permitting the issuance of the Additional Notes pursuant to the Second Lien PIK Notes Indenture and (b) in the case of the Second Lien PIK Notes Supplemental Indenture only, eliminate AMI’s obligation to apply Cash Interest Savings (as defined in the Second Lien PIK Notes Indenture) to repurchase outstanding First Lien Notes for the semi-annual interest periods ending on June 15, 2014 and December 15, 2014 (collectively, the “Amendments”). Pursuant to the terms of the Supplemental Indentures, the Supplemental Indentures became effective, and the Amendments became operative, immediately upon execution of the Supplemental Indentures.

Exchange Agreement Amendment

On August 15, 2014, AMI and the Guarantors entered into an Amendment (the “Exchange Agreement Amendment”) to the Exchange Agreement, dated as of September 27, 2013, among AMI, the Guarantors and the Investors.

The Exchange Agreement Amendment provides that AMI is not required to apply Cash Interest Savings (as defined in the Second Lien PIK Notes Indenture) to repurchase outstanding First Lien Notes for the semi-annual interest periods ending on June 15, 2014 and December 15, 2014.

Covenant Compliance

As discussed above, our 2010 Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes contain various restrictive covenants. Under our 2010 Revolving Credit Facility, the first lien leverage ratio (Total First Lien Debt to EBITDA, each as defined in our 2010 Revolving Credit Facility) must be equal to or less than 4.50 to 1.00 through March 31, 2014. In August 2014, we entered into an amendment to the 2010 Revolving Credit Facility to, among other things, amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ended June 30, 2015. From July 1, 2015 through December 31, 2015, the maturity date of the 2010 Revolving Credit Facility, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

As of March 31, 2014, the first lien leverage ratio was 3.97 to 1.00 and the Company was in compliance with the first lien leverage ratio and the other covenants under the 2010 Revolving Credit Facility and under the indentures governing the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes.

Although there can be no assurances, we anticipate that, based on current projections (including projected borrowings and repayments under the 2010 Revolving Credit Facility), our operating results for the next twelve months will be sufficient to satisfy the first lien leverage covenant under the 2010 Revolving Credit Facility, as amended. Our ability to satisfy such financial covenant is dependent on our business performing in accordance with our projections.  If the performance of our business deviates from our projections, we may not be able to satisfy such financial covenant.  Our projections are subject to a number of factors, many of which are events beyond our control, which could cause our actual results to differ materially from our projections (see Risk Factors included in Part I, Item 1A of this Annual Report). If we do not comply with our financial covenant, we would be in default under the 2010 Revolving Credit Facility, which could result in all our debt being accelerated due to cross-default provisions in the indentures governing the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes.

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

Set forth below is a reconciliation of net (loss) income attributable to American Media, Inc. and subsidiaries to Adjusted EBITDA for fiscal 2014, 2013 and 2012:

	Fiscal years ended March 31,
in thousands	2014	2013	2012
Net (loss) income attributable to American Media, Inc. and subsidiaries	$(54,319)	$(56,239)	$21,567
Add (deduct):
Interest expense	58,353	59,779	58,423
Provision (benefit) for income taxes	33,278	(5,994)	(17,509)
Depreciation and amortization	14,203	9,932	8,539
Impairment of goodwill and intangible assets	9,238	54,523	—
Amortization of deferred debt costs	1,664	1,433	1,584
Amortization of deferred rack costs	6,585	8,340	10,561
Amortization of short-term racks	8,581	8,123	9,363
Restructuring costs and severance	2,802	2,395	5,450
Costs related to launches and closures of publications	2,686	2,121	2,379
Costs related to relaunch of Shape and Men's Fitness	150	2,670	—
Restructuring costs related to divestiture of DSI	2,784	—	—
Adjustment for net losses of DSI	2,676	—	—
AMI share of bad debt related to wholesaler shutdowns	5,052	—	—
Investment in new digital strategy	4,032	2,895	—
Proforma adjustment related to acquisition of Soap Opera Digest	—	439	—
Proforma adjustment related to investment in affiliates	1,502	—	—
Impact of Superstorm Sandy	183	4,752	—
Other	5,080	5,140	5,890
Adjusted EBITDA	$104,530	$100,309	$106,247

Management’s Assessment of Liquidity

Our primary sources of liquidity are cash on hand, amounts available for borrowing under the 2010 Revolving Credit Facility, cash interest savings from the Second Lien PIK Notes, liquidity provided through the Merger and cash generated from operating and the initiatives described below.

The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit, and matures in December 2015. As of March 31, 2014, under the 2010 Revolving Credit Facility we had an outstanding balance of $29.0 million and available borrowing capacity of $6.6 million after giving effect to the $4.4 million outstanding letter of credit.

As of March 31, 2014, in addition to outstanding borrowings under the 2010 Revolving Credit Facility, there was $469.5 million principal amount of outstanding senior secured debt, consisting of $362.7 million principal amount of the First Lien Notes, $10.6 million principal amount of the Second Lien Notes and $96.2 million principal amount of the Second Lien PIK Notes. The Second Lien PIK Notes provide for, among other things, interest payments, in kind, at a rate of 10% per annum for approximately the next three years. As previously discussed, we are required under the indenture relating to the Second Lien PIK Notes to utilize the cash interest savings from the Second Lien PIK Notes to repurchase certain of our First Lien Notes. The total cash interest savings from the December 15, 2013 interest payment totaled $2.6 million and was used to repurchase $2.3 million in aggregate principal amount of First Lien Notes, on February 28, 2014, at a redemption price of 108.625%, plus accrued interest.

Over the next year, the cash interest payments due under the aforementioned debt agreements are approximately $45.9 million and there are no scheduled principal payments due.

Pursuant to the Merger, we have issued approximately $12.3 million of aggregate principal amount of additional Second Lien PIK Notes and obtained a permanent waiver of our obligation to redeem approximately $12.7 million of First Lien Notes, during fiscal 2015, pursuant to the terms of the Second Lien PIK Notes Supplemental Indenture and the Exchange Agreement Amendment.

As previously discussed our second-largest wholesaler ceased operations in May 2014 and filed for bankruptcy in June 2014. We are currently working with the two remaining major wholesalers and retailers to transition the newsstand circulation to them. This is expected to have an adverse impact on single copy newsstand sales and liquidity in fiscal 2015. There can be no assurances that, after completing the transition of newsstand circulation, our revenue will not be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing our publications at the same rate or quantities previously purchased or if the transition to certain retailers is not successful.

In addition to the liquidity to be provided through the Merger, as discussed above, we have several initiatives designed to further increase liquidity through improvements in payment terms from our customers and vendors and inventory management arrangements.

Our level of indebtedness could have important consequences for the business and operations. See Item 1A, "Risk Factors - Our substantial indebtedness and our ability to incur additional indebtedness could adversely affect our business, financial condition and result of operations."

Although we are significantly leveraged, we expect that the current cash balances, liquidity provided in connection with the Merger and our 2010 Revolving Credit Facility, cash generated from the initiatives described above and from operations, should be sufficient to meet working capital, capital expenditures, debt service, and other cash needs for the next year.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our principal contractual obligations as of March 31, 2014:

		Payments due by period
		Less than	1-3	4-5	After 5
(in thousands)	Total	1 Year	Years	Years	Years
Long-term debt (1)	$507,003	$—	$29,000	$478,003	$—
Debt interest (2)	217,060	56,025	110,864	50,171	—
Mr. Olympia, LLC put option (3)	3,000	3,000	—	—	—
Long-term agreements (4)	261,616	46,697	88,218	91,688	35,013
Operating lease obligations	24,017	2,334	3,910	5,942	11,831
Consulting agreements (5)	20,069	5,820	5,480	5,508	3,261
Total contractual cash obligations (6)	$1,032,765	$113,876	$237,472	$631,312	$50,105

(1)
Includes principal payments on Revolving Credit Facility and Senior Secured Notes. See the notes to consolidated financial statements in this Annual Report, specifically Notes 4, "Revolving Credit Facility" and Note 5, "Senior Secured Notes," for further discussion of long-term debt. The total future obligation includes the repurchases of First Lien Notes in accordance with the Second Lien PIK Notes and the semi-annual interest payment-in-kind for the Second Lien PIK Notes through and including December 15, 2016.

(2)
Includes interest payments on both fixed and variable rate obligations and the commitment fee on the unused portion of the 2010 Revolving Credit Facility. The interest to be paid on the variable rate obligation is affected by changes in our applicable borrowing rate. The total future obligation includes the semi-annual interest payment-in-kind for the Second Lien PIK Notes through and including December 15, 2016. See the notes to consolidated financial statements in this Annual Report, specifically Note 4, "Revolving Credit Facility" and Note 5, "Senior Secured Notes," for further discussion.

(3)
See notes to consolidated financial statements in this Annual Report, specifically Note 9, "Investments in Affiliates and Redeemable Noncontrolling Interests," for a further discussion of the put option and the license fee as it relates to Mr. Olympia, LLC.

(4)
See notes to consolidated financial statements in this Annual Report, specifically Note 11, "Commitments and Contingencies," for a further discussion of the long-term agreements related to the circulation of publications. Certain contracts require pricing adjustments based on the Consumer Price Index.

(5)
See notes to consolidated financial statements in this Annual Report, specifically Note 11, "Commitments and Contingencies," for a further discussion of the consulting agreements with unrelated third parties to assist with the marketing of our brands.

(6)	The timing of future cash flows related to tax liabilities of $1.3 million cannot be reasonably estimated.

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

Advertising revenue in our magazines and on our websites is typically highest in the fourth fiscal quarter due to higher consumer spending activity and corresponding increased advertiser demand to reach our readers. Certain newsstand costs vary from quarter to quarter, particularly newsstand marketing costs associated with the distribution of our magazines. These costs typically have a three-year life cycle but can vary significantly throughout the term.

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

Critical accounting policies are those that are both most important to the portrayal of a company’s financial position and results of operations, and require management’s most difficult, subjective or complex judgments. The following accounting policies and estimates are those that management deems most critical. For a complete listing of our significant accounting policies, see Note 2, "Summary of Significant Account Policies" to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exits, delivery has occurred, the sales price if fixed or determinable and collection is reasonably assured. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Allowances for uncollectible receivables are estimated based upon a combination of write-off history, aging analysis and any specifically identified troubled accounts.

Newsstand revenues are recognized based on the on-sale dates of magazines and are initially recorded based upon estimates of sales, net of brokerage, returns and estimates of newsstand related fees. Estimated returns are recorded based upon historical experience.

Print advertising revenues are recorded based on the on-sale dates of magazines when the advertisement appears in the magazine and are stated net of agency commissions and cash and sales discounts. Digital advertising revenues on the Company's websites are generally based on the sale of impression-based advertisements, which are recorded in the period in which the advertisements are served.

Other revenues, primarily from licensing opportunities and strategic partnerships for our branded products as well as marketing services performed for third parties by DSI, are recognized when the service is performed.

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

The evaluation resulted in the carrying value of tradenames for certain reporting units to exceed the estimated fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of $9.2 million to reduce the carrying value of tradenames during the third quarter of fiscal 2014.

As of March 31, 2014, we identified four reporting units with an excess fair value over carrying value of less than 25%. As of March 31, 2014, National Enquirer, Flex, Muscle & Fitness and OK! reporting units had goodwill balances of $59.0 million, $7.2 million, $20.5 million and $3.4 million, respectively. For all other reporting units, the fair value is substantially in excess of carrying value as of March 31, 2014. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an additional impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. The Company will continue to monitor the recoverability of its remaining goodwill.

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever an event occurs or circumstances change to indicate that the carrying amount of such assets may not be fully recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted future cash flows over the remaining lives of the assets to measure recoverability. If the estimated undiscounted cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value computed on a discounted cash flow basis.

For fiscal 2014, 2013 and 2012, no impairment charges for long-lived tangible and intangible assets were deemed necessary.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09) which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for the Company on April 1, 2017 using one of two retrospective application methods. The Company has not determined the potential effects on the consolidated financial position, results of operations or cash flows.

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

We generally manage our exposure to interest rate fluctuations through the use of a combination of fixed and variable rate debt. At March 31, 2014, we had $469.5 million outstanding in fixed rate debt. There are no earnings or liquidity risks associated with the Company’s fixed rate debt. Under the 2010 Revolving Credit Facility, we have $29.0 million outstanding in variable rate debt at March 31, 2014. The Company is subject to earnings and liquidity risks associated with the variable rate debt.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Media, Inc.:
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of American Media, Inc. and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
August 15, 2014

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	March 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($1,525 and $740 related to VIEs, respectively)	$3,035	$2,375
Trade receivables, net of allowance for doubtful accounts of $6,661 and $5,899, respectively ($1 and $0 related to VIEs, respectively)	44,636	43,085
Inventories ($285 and $0 related to VIEs, respectively)	10,910	13,156
Prepaid expenses and other current assets ($254 and $0 related to VIEs, respectively)	16,640	16,159
Total current assets	75,221	74,775
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	3,798	3,867
Furniture, fixtures and equipment	40,304	41,351
Less – accumulated depreciation	(23,128)	(25,950)
Total property and equipment, net ($29 and $0 related to VIEs, respectively)	20,974	19,268
OTHER ASSETS:
Deferred debt costs, net	8,125	9,789
Deferred rack costs, net	5,073	6,604
Investments in affiliates	2,859	—
Other long-term assets	3,841	1,631
Total other assets	19,898	18,024
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	186,898	186,898
Other identified intangibles, net of accumulated amortization of $119,773 and $114,545, respectively ($6,000 related to VIEs, respectively)	269,649	278,486
Total goodwill and other identified intangible assets, net	456,547	465,384
TOTAL ASSETS	$572,640	$577,451
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ($42 and $0 related to VIEs, respectively)	$20,115	$17,820
Accrued expenses and other liabilities ($122 and $304 related to VIEs, respectively)	27,801	24,764
Accrued interest	15,897	16,823
Redeemable financial instrument (see Note 9)	—	3,447
Deferred revenues ($1,014 and $388 related to VIEs, respectively)	33,318	34,544
Total current liabilities	97,131	97,398
NON-CURRENT LIABILITIES:
Senior secured notes	469,477	469,889
Revolving credit facility	29,000	12,000
Other non-current liabilities	7,172	3,959
Deferred income taxes	98,833	68,967
Total liabilities	701,613	652,213
COMMITMENTS AND CONTINGENCIES (See Note 11)
Redeemable noncontrolling interests (see Note 9)	3,000	3,000
STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 14,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2014 and 2013	1	1
Additional paid-in capital	822,723	822,723
Accumulated deficit	(954,466)	(900,147)
Accumulated other comprehensive loss	(231)	(339)
Total stockholders' deficit	(131,973)	(77,762)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$572,640	$577,451
The accompanying notes are an integral part of the Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal years ended March 31,
	2014	2013	2012
OPERATING REVENUES:
Circulation	$196,421	$212,720	$228,683
Advertising	120,578	107,151	126,117
Other	27,222	28,655	31,816
Total operating revenues	344,221	348,526	386,616
OPERATING EXPENSES:
Editorial	38,510	40,850	43,008
Production	89,195	95,809	112,281
Distribution, circulation and other cost of sales	57,241	65,742	77,020
Selling, general and administrative	95,731	81,745	79,451
Depreciation and amortization	14,203	9,932	8,539
Impairment of goodwill and intangible assets	9,238	54,523	—
Total operating expenses	304,118	348,601	320,299
OPERATING INCOME (LOSS)	40,103	(75)	66,317
OTHER EXPENSES:
Interest expense	(58,353)	(59,779)	(58,423)
Amortization of deferred debt costs	(1,664)	(1,433)	(1,584)
Other expenses, net	(79)	(252)	(1,526)
Total other expenses, net	(60,096)	(61,464)	(61,533)
(LOSS) INCOME BEFORE INCOME TAXES	(19,993)	(61,539)	4,784
INCOME TAX PROVISION (BENEFIT)	33,278	(5,994)	(17,509)
NET (LOSS) INCOME	(53,271)	(55,545)	22,293
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,048)	(694)	(726)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(54,319)	$(56,239)	$21,567

	Fiscal years ended March 31,
	2014	2013	2012
NET (LOSS) INCOME	$(53,271)	$(55,545)	$22,293
Foreign currency translation adjustment	108	(124)	(38)
Comprehensive (loss) income	(53,163)	(55,669)	22,255
Less: comprehensive income attributable to noncontrolling interests	(1,048)	(694)	(726)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(54,211)	$(56,363)	$21,529

The accompanying notes are an integral part of the Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share information)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Total	capital	deficit	income (loss)	deficit
Balances, March 31, 2011	10,000,000	$1	$822,773	$(865,475)	$(177)	$(42,878)
Net income	—	—	—	21,567	—	21,567
Foreign currency translation	—	—	—	—	(38)	(38)
Balances, March 31, 2012	10,000,000	1	822,773	(843,908)	(215)	(21,349)
Net loss	—	—	—	(56,239)	—	(56,239)
Foreign currency translation	—	—	—	—	(124)	(124)
Other	—	—	(50)	—	—	(50)
Balances, March 31, 2013	10,000,000	1	822,723	(900,147)	(339)	(77,762)
Net loss	—	—	—	(54,319)	—	(54,319)
Foreign currency translation	—	—	—	—	108	108
Balances, March 31, 2014	10,000,000	$1	$822,723	$(954,466)	$(231)	$(131,973)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended March 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net (loss) income	$(53,271)	$(55,545)	$22,293
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	8,989	6,157	5,175
Amortization of other identified intangibles	5,214	3,775	3,364
Impairment of goodwill and intangible assets	9,238	54,523	—
Amortization of deferred debt costs	1,664	1,433	1,584
Amortization of deferred rack costs	6,585	8,340	10,561
Deferred income tax provision (benefit)	33,039	(6,224)	(17,471)
Non-cash payment-in-kind interest accretion	1,912	—	—
Provision for doubtful accounts	5,307	2,774	1,455
Other	486	451	1,902
Changes in operating assets and liabilities:
Trade receivables	(6,858)	5,679	(4,905)
Inventories	2,243	3,981	(204)
Prepaid expenses and other current assets	(1,727)	2,989	(752)
Deferred rack costs	(5,054)	(4,978)	(10,391)
Other long-term assets	(2,210)	(9)	2,511
Accounts payable	1,798	1,657	4,670
Accrued expenses and other liabilities	1,365	(4,555)	1,868
Accrued interest	(926)	(431)	(2,069)
Other non-current liabilities	3,213	(408)	2,929
Deferred revenues	(1,226)	(4,497)	(841)
Total changes in operating assets and liabilities	(9,382)	(572)	(7,184)
Net cash provided by operating activities	9,781	15,112	21,679
INVESTING ACTIVITIES
Purchases of property and equipment	(10,514)	(9,566)	(10,582)
Purchases of intangible assets	(5,615)	(2,564)	(954)
Proceeds from sale of assets	145	100	79
Investments in affiliates	(2,536)	(350)	(1,100)
Acquisition of OK! magazine	—	—	(23,000)
Other	(300)	(300)	(300)
Net cash used in investing activities	(18,820)	(12,680)	(35,857)
FINANCING ACTIVITIES
Proceeds from revolving credit facility and term loan	95,600	66,500	53,500
Repayments to revolving credit facility and term loan	(78,600)	(61,500)	(46,500)
Senior secured notes redemption	(2,325)	—	(20,000)
Redemption premium payment	(201)	—	(600)
Proceeds in Odyssey from noncontrolling interest holder	—	—	13,500
Payments to noncontrolling interest holders of Olympia and Odyssey	(1,004)	(6,824)	(1,606)
Payments for redemption of Odyssey preferred stock	(3,961)	(3,192)	—
Net cash provided by (used in) financing activities	9,509	(5,016)	(1,706)
Effect of exchange rate changes on cash	190	(267)	(175)
Net increase (decrease) in cash and cash equivalents	660	(2,851)	(16,059)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,375	5,226	21,285
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,035	$2,375	$5,226

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cash paid during the period for:
Income taxes	$35	$98	$801
Interest	$55,824	$59,351	$60,413
Non-cash property and equipment (incurred but not paid)	$498	$—	$51

The accompanying notes are an integral part of the Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of the Business

Description of the Business

American Media, Inc. and its consolidated subsidiaries are referred to herein as American Media, AMI, the Company, we, our and us. American Media, Inc. was incorporated under the laws of the State of Delaware in 1990 and is headquartered in Boca Raton, Florida. The Company is the largest publisher of celebrity and health and fitness magazines in the United States and operates a diversified portfolio of 14 publications. Total circulation of our print publications with a frequency of six or more times per year, were approximately 6.0 million copies per issue during fiscal 2014.

As of March 31, 2014, the Company published seven weekly publications: National Enquirer, Star, Globe, National Examiner, Country Weekly, OK! and Soap Opera Digest; two monthly publications: Muscle & Fitness and Flex; two publications that are published 10 times per year: Shape and Men's Fitness; and three bi-monthly publications: Fit Pregnancy, Natural Health and Muscle & Fitness Hers.

In September 2013, we divested substantially all of the assets comprising our distribution and merchandising businesses operated by Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary of American Media, Inc. DSI was an in-store product merchandising and marketing company doing business in the U.S. and Canada. DSI serviced the Company by placing and monitoring its print publications, as well as third-party publications, to ensure prominent display in major national and regional retail, drug and supermarket chains. DSI also provided marketing, merchandising and information gathering services to third parties, including non-magazine clients. The divested assets, which consisted primarily of working capital (exclusive of $3.7 million in accounts receivable which were retained by AMI), the sales and support workforce and certain other related assets, were contributed in exchange for a membership interest in a joint venture. In addition, in September 2013, DSI's name was changed to In Store Services, Inc. See Note 9, "Investments in Affiliates and Redeemable Noncontrolling Interests" for a further description.

After the divestiture of the DSI business, which was included in and comprised a majority of our publishing services segment, the publishing services segment has been combined with the corporate and other segment effective with the quarter ended September 30, 2013. Given this change, the Company has restated prior period segment information to correspond to the current segment reporting structure. See Note 13, "Business Segment Information."

Our fiscal year ended on March 31, 2014 and is referred to herein as fiscal 2014.

Liquidity

The Company is highly leveraged. As of March 31, 2014, the Company had approximately $498.5 million of outstanding indebtedness, consisting of $469.5 million of senior secured notes and $29.0 million under the revolving credit facility. Over the next year, the cash interest payments due under these debt agreements are approximately $45.9 million and there are no scheduled principal payments due. As of March 31, 2014, the Company has $3.0 million of cash and $6.6 million available pursuant to the revolving credit facility.

In July 2014, the Company received waivers under its revolving credit facility to provide additional time to file the annual report on Form 10-K for the fiscal year ended March 31, 2014 (the "2014 Annual Report") with the Securities and Exchange Commission (the "SEC") and to make it available to the revolving credit facility lenders.
In August 2014, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with certain investors of the Company (collectively, the “Investors”) for the Investors to acquire 100% of the issued and outstanding shares of common stock of the Company through a merger (the “Merger”) whereby a subsidiary of an entity owned by funds managed and/or controlled by the Investors will be merged with and into the Company, with the Company surviving the Merger. In connection with signing the Merger Agreement, the Company also entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the Investors pursuant to which the Company will issue additional senior secured notes to the Investors at par plus accrued interest for a total purchase price equal to $12.5 million. The closing of the Merger and the closing under the Note Purchase Agreement are expected to occur after the filing of the 2014 Annual Report with the SEC.

Similarly, prior to the execution of the Merger Agreement and the Note Purchase Agreement, the Company entered into various supplemental indentures to, among other things, permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement and eliminate the Company's obligation to repurchase approximately $12.7 million of senior secured notes, during fiscal 2015, pursuant to the terms of the indenture of certain senior secured notes.

In addition, in August 2014, the Company entered into an amendment to the revolving credit facility to, among other things, (i) amend the definition of "Change in Control," (ii) permit the issuance of additional senior secured notes pursuant to the Note Purchase Agreement and (iii) amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ended June 30, 2015. From July 1, 2015 through December 31, 2015, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.
See Note 4, "Revolving Credit Facility" and Note 5, "Senior Secured Notes" for further information regarding the the Company's debt agreements and amendments thereto. See Note 18, "Subsequent Events" for further description of the Merger Agreement and Note Purchase Agreement.

As further discussed in Note 2, "Summary of Significant Accounting Policies - Concentrations" and Note 18, "Subsequent Events," the Company's second-largest wholesaler ceased operations in May 2014 and filed for bankruptcy in June 2014. The Company is working with the two remaining major wholesalers and retailers to transition the newsstand circulation to them. This is expected to have an adverse impact on single copy newsstand sales and liquidity in fiscal 2015. There can be no assurances that, after completing the transition of newsstand circulation, the Company’s revenues will not be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing the Company’s publications at the same rate or quantities previously purchased or if the transition to certain retailers is not successful.

In addition to the liquidity to be provided through the Merger, as discussed above, the Company has several initiatives designed to further increase liquidity through improvements in payment terms from its customers and vendors and inventory management arrangements.

The Company's substantial indebtedness could adversely affect the business, financial condition and results of operations. Specifically, the Company's level of indebtedness could have important consequences for the business and operations, including the following:

•
requiring the Company to dedicate a substantial portion of its cash flow from operations for payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and general corporate requirements or to carry out other aspects of the business;

•	exposing the Company to fluctuations in interest rates as the revolving credit facility has a variable rate of interest;

•	placing the Company at a potential disadvantage compared to its competitors that have less debt;

•	increasing the Company's vulnerability to general adverse economic and industry conditions;

•	limiting the Company's ability to make material acquisitions or take advantage of business opportunities that may arise;

•	limiting the Company's flexibility in planning for, or reacting to, changes in the business industry; and

•
limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements or to carry out other aspects of the business.

Although the Company is significantly leveraged, it expects that the current cash balances, liquidity provided in connection with the Merger and its revolving credit facility, cash generated from the initiatives described above and from operations, should be sufficient to meet working capital, capital expenditures, debt service, and other cash needs for the next year.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements reflect our financial statements, those of our wholly-owned domestic and foreign subsidiaries and those of certain variable interest entities where we are the primary beneficiary. For consolidated entities where we own less than 100% of the equity, we record net income (loss) attributable to noncontrolling interests in our consolidated statements of income (loss) equal to the percentage of the interests retained in such entities by the respective noncontrolling parties. All material intercompany balances and transactions are eliminated in consolidation.

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

See Note 9, “Investments in Affiliates and Redeemable Noncontrolling Interests.”

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

Foreign Currencies

The net assets and operations of entities outside of the United States ("U.S.") are translated into U.S. dollars. Assets and liabilities are translated at fiscal year-end exchange rates and income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income (loss).

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventory write-downs during fiscal 2014 and 2013 were insignificant. Inventories are comprised of the following at March 31st (in thousands):

	2014	2013
Raw materials – paper	$8,468	$9,268
Finished product — paper, production and distribution costs of future issues	2,442	3,888
Total inventories	$10,910	$13,156

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following at March 31st (in thousands):

	2014	2013
Direct response advertising costs	$3,040	$3,282
Deferred tax assets, net	—	1,244
Prepaid insurance	1,254	1,264
Income tax receivable	177	686
Prepaid postage	237	590
Other prepaid expenses	6,952	6,511
Other receivables	4,042	1,534
Other current assets	938	1,048
Total prepaid expenses and other current assets	$16,640	$16,159

Direct response advertising costs are capitalized when they are expected to result in probable future benefits. These costs are amortized over the period during which future benefits are expected to be received, which is generally the related one-year subscription period. Amortization expense was $4.6 million, $5.3 million and $5.1 million for fiscal 2014, 2013 and 2012, respectively, and is part of distribution, circulation and other cost of sales in the accompanying consolidated financial statements.

The asset balance of the capitalized direct response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. There were no material write-downs during the three fiscal years in the period ended March 31, 2014.

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

The Company capitalizes costs incurred in developing or obtaining internal use software and these costs are reflected in property and equipment. Capitalized costs generally include hardware, software and payroll-related costs for employees who are directly associated with and who devote time to the development of internal use computer software. These costs are amortized using the straight-line method over three years. Costs such as maintenance and training are expensed as incurred. Total capitalized costs were $16.4 million and $12.7 million, net of depreciation, as of March 31, 2014 and 2013, respectively. The $3.7 million increase is primarily due to the implementation of the Company's new system for enterprise resource planning.

Deferred Debt Costs

Debt issuance costs are amortized using the effective-interest method over the term of the related indebtedness, which ranges from four to seven years.

Deferred Rack Costs

Rack costs are capitalized and amortized as a reduction of circulation revenue, in accordance with the terms of the relevant agreements, usually three years. The Company performs periodic and timely reviews to determine if impairment charges are required due to market conditions, including store closings or store bankruptcies.

Other Long-Term Assets

Other long-term assets are comprised of the following at March 31st (in thousands):

	2014	2013
Management fee receivable (see Note 9)	$2,246	$—
National distributor deposit	1,089	992
Leased facilities deposit	469	529
Other	37	110
Total other long-term assets	$3,841	$1,631

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever an event occurs or circumstances change to indicate that the carrying amount of such assets may not be fully recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted future cash flows over the remaining lives of the assets to measure recoverability. If the estimated undiscounted cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value computed on a discounted cash flow basis.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following at March 31st (in thousands):

	2014	2013
Retail display pockets and allowances	$6,324	$4,792
Income and other taxes (1)	3,014	2,414
Personnel related costs	6,242	6,034
Rack costs	2,317	1,774
Mr. Olympia license fee (see Note 9)	—	300
Production costs	2,331	1,971
Accrued professional fees	320	588
Other	7,253	6,891
Accrued expenses and other liabilities, current	27,801	24,764

Other non-current liabilities	7,172	3,959
Accrued expenses and other liabilities - non- current	7,172	3,959

Total accrued expenses and other liabilities, current and non-current	$34,973	$28,723

(1) Includes accruals of $0.7 million and $0.9 million for contingent liabilities for non-income related taxes at March 31, 2014 and 2013.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is reasonably assured. Revenues and associated accounts receivable are recorded net of provisions for estimated future returns, doubtful accounts and other allowances. Allowances for uncollectible receivables are estimated based upon a combination of write-off history, aging analysis and any specifically identified troubled accounts.

Newsstand revenues are recognized based on the on-sale dates of magazines and are initially recorded based upon estimates of sales, net of brokerage, returns and estimates of newsstand related fees. Estimated returns are recorded based upon historical experience.

Print advertising revenues are recorded based on the on-sale dates of magazines when the advertisement appears in the magazine and are stated net of agency commissions and cash and sales discounts. Digital advertising revenues on the Company's websites are generally based on the sale of impression-based advertisements, which are recorded in the period in which the advertisements are served.

Other revenues, primarily from licensing opportunities and strategic partnerships for our branded products as well as marketing services performed for third parties by DSI, through the date of divestiture, are recognized when the service is performed.

Deferred revenue results primarily from advance payments for subscriptions received from subscribers and is recognized on a straight-line basis, as issues are delivered, over the life of the subscription. Total deferred revenues are comprised of the following at March 31st (in thousands):

	2014	2013
Subscriptions	$30,602	$33,944
Advertising	1,423	163
Other	1,293	437
Total deferred revenues	$33,318	$34,544

Concentrations

As of March 31, 2014, single copy revenues consisted of copies distributed to retailers primarily by two major wholesalers. In fiscal 2014, 2013 and 2012, The News Group accounted for approximately 29%, 29% and 23%, respectively, of our total operating revenues and Source Interlink Companies ("Source") accounted for approximately 14%, 14% and 12%, respectively, of our total operating revenues. We have multi-year service arrangements with our major wholesalers, which provide incentives to maintain certain levels of service.

As further discussed in Note 18, "Subsequent Events," in May 2014, we were notified by our national distributor (the “Distributor”) for our publications in the U.S. and Canada, that due to non-payment of their receivables from Source, our second-largest wholesaler, the Distributor will cease shipping our publications to Source effectively immediately. Further, in May 2014, Source notified us that they were ceasing substantially all distribution operations in the near term and filed for bankruptcy in June 2014. Our Distributor is working with the two remaining wholesalers and retailers to transition the newsstand circulation to them. We estimate that it will take approximately twelve to twenty four weeks for the transition to be completed. Our single copy newsstands sales could be reduced by approximately $10.0 million to $20.0 million during this transition period, depending on the length of time required to complete the transition to the remaining two wholesalers. In addition, after completing the transition, our revenues could be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing our publications at the same rate or quantities previously purchased.

Subject to the terms of our agreement with the Distributor, our exposure for bad debt related to Source is currently expected to be approximately $5.0 million to $7.0 million, of which $2.0 million is included in the accompanying financial statements for fiscal 2014.

Product Placement Costs

Product placement costs include retail display allowance (“RDA”), which is a fee we pay on a quarterly basis to qualifying retailers as an incentive for selling our titles in their stores. Retail display payments (“RDP”) is an incentive fee, paid quarterly directly to retailers, based on the fixed amount of pockets our titles occupy on the display fixture. The Company pays either RDA or RDP to a particular retailer but not both for each title. Product placement costs are expensed and are recorded as a reduction to revenue as the issue relating to each specific cost is recognized as revenue.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09) which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for the Company on April 1, 2017 using one of two retrospective application methods. The Company has not determined the potential effects on the consolidated financial position, results of operations or cash flows.

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

Note 3 - Goodwill and Other Identified Intangible Assets

As of March 31, 2014 and 2013, the Company had goodwill with a carrying value of $186.9 million and other identified intangible assets not subject to amortization with carrying values of $256.9 million and $266.1 million, respectively. Other identified intangible assets not subject to amortization consist of tradenames with indefinite lives.

Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

		March 31, 2014			March 31, 2013
	Range of lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames	8 - 27	$10,610	$(4,964)	$5,646	$10,610	$(4,521)	$6,089
Subscriber lists	3 - 15	32,702	(32,512)	190	32,702	(30,328)	2,374
Customer relationships	5 - 10	2,300	(1,211)	1,089	2,300	(829)	1,471
Other intangible assets	3	9,133	(3,264)	5,869	3,518	(1,059)	2,459
		$54,745	$(41,951)	$12,794	$49,130	$(36,737)	$12,393

Amortization expense of intangible assets was $5.2 million, $3.8 million and $3.4 million during fiscal 2014, 2013 and 2012, respectively. Based on the carrying value of identified intangible assets recorded at March 31, 2014, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2015	$3,666
2016	2,941
2017	1,446
2018	623
2019	623
Thereafter	3,495
$12,794

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

The evaluation resulted in the carrying value of tradenames for certain reporting units to exceed the estimated fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of $9.2 million to reduce the carrying value of tradenames during the third quarter of fiscal 2014.

The gross carrying amount and accumulated impairment losses of goodwill, as of March 31, 2014 and 2013, by reportable segment are as follows (in thousands):

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

Note 4 - Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the "2010 Revolving Credit Facility"). The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million less outstanding letters of credit.

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during the fiscal year ended March 31, 2014 and 2013.

In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during fiscal 2014, 2013 and 2012 were insignificant.

During fiscal 2014, the Company borrowed $95.6 million and repaid $78.6 million under the 2010 Revolving Credit Facility. At March 31, 2014, the Company has available borrowing capacity of $6.6 million after considering the $29.0 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance of the 2010 Revolving Credit Facility on March 31, 2014 of $29.0 million is included in non-current liabilities, as the outstanding balance is not due until December 2015.

The 2010 Revolving Credit Facility includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include a financial maintenance covenant comprised of a first lien leverage ratio. See Note 18, "Subsequent Events," for a discussion of the amendment to the 2010 Revolving Credit Facility and the first lien leverage ratio. The 2010 Revolving Credit Facility also contains certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. With respect to the dividend restrictions, the 2010 Revolving Credit Facility includes a cap on the total amount of cash available for distribution to our common stockholders.

As of March 31, 2014, the Company was in compliance with its covenants under the 2010 Revolving Credit Facility.

Although there can be no assurances, management believes that, based on current projections (including projected borrowings and repayments under the 2010 Revolving Credit Facility), its operating results for fiscal 2015 will be sufficient to satisfy the first lien leverage ratio financial covenant under the 2010 Revolving Credit Facility, as amended. The Company’s ability to satisfy the first lien leverage ratio financial covenant is dependent on the business performing in accordance with its projections.  If the performance of the Company’s business deviates significantly from its projections, the Company may not be able to satisfy such first lien leverage ratio financial covenant.  The Company's projections are subject to a number of factors, many of which are events beyond its control, which could cause its actual results to differ materially from its projections. If the Company does not comply with its financial covenant, the Company will be in default under the 2010 Revolving Credit Facility.

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

Note 5 - Senior Secured Notes

In December 2010, we issued (i) $385.0 million aggregate principal amounts of senior secured notes, which bear interest at a rate of 11.5% per annum and mature in December 2017 (the "First Lien Notes"), and (ii) $104.9 million aggregate principal amounts of senior secured notes, which bear interest at a rate of 13.5% per annum and mature in June 2018 (the "Second Lien Notes"). Interest on the First Lien Notes and Second Lien Notes is payable semi-annually on June 15th and December 15th of each year and is computed on the basis of a 360-day year comprised of twelve 30 day months. During the first quarter of fiscal 2012, the Company redeemed $20.0 million in aggregate principal amount of the First Lien Notes.

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

The Second Lien PIK Notes are payable in kind at a rate of 10% per annum until the earliest of: (a) December 15, 2016, (b) the closing of a refinancing of the First Lien Notes or (c) upon the occurrence of certain specified events of default relating to the application of the cash interest savings and the right of first offer (any such date being the "Cash Interest Rate Conversion Date"), at which point the interest payable on the then outstanding aggregate principal amount of Second Lien PIK Notes will be payable, in cash, at an interest rate of 13.5% per annum until the June 2018 maturity date. Subject to certain exceptions, cash interest savings resulting from the exchange of the Second Lien Notes must be used by the Company to repurchase First Lien Notes until the Cash Interest Rate Conversion Date. The participating holders have a right of first offer to sell any of their First Lien Notes to the Company before the Company makes repurchases of First Lien Notes from any other holders of the First Lien Notes, including those purchases pursuant to open market repurchases.

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

The First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes are referred to herein collectively as the Senior Secured Notes.

The December 15, 2013 interest payment-in-kind on the Second Lien PIK Notes totaled $1.9 million and was recorded as an increase to the aggregate principal amount of Second Lien PIK Notes. The total cash interest savings from the December 15, 2013 interest payment on the Second Lien and Second Lien PIK Notes totaled $2.6 million and was used to repurchase approximately $2.3 million in aggregate principal amount of First Lien Notes, on February 28, 2014, at a redemption price of 108.625%.

As of March 31, 2014, the Company’s total principal amount of Senior Secured Notes was approximately $469.5 million, consisting of $362.7 million principal amount of First Lien Notes, $10.6 million principal amount of Second Lien Notes and $96.2 million principal amount of Second Lien PIK Notes. See Note 18, "Subsequent Events," for a discussion of the permanent waiver of the Company's obligation to redeem approximately $12.7 million of First Lien Notes, during fiscal 2015, pursuant to the Second Lien PIK Notes Indenture and the Exchange Agreement and the issuance of approximately $12.3 million aggregate principal amount of Second Lien PIK Notes under the Second Lien PIK Note Indenture.

The First Lien Notes are guaranteed on a first lien senior secured basis by the same subsidiaries of the Company that guarantee the 2010 Revolving Credit Facility. The First Lien Notes and the guarantees thereof are secured by a first-priority lien on substantially all our assets (subject to certain permitted liens and exceptions), pari passu with the liens granted under our 2010 Revolving Credit Facility, provided that in the event of a foreclosure on the collateral or of insolvency proceedings, obligations under our 2010 Revolving Credit Facility will be repaid in full with proceeds from the collateral prior to the obligations under the First Lien Notes.

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

The indentures governing the Senior Secured Notes contain certain affirmative covenants, negative covenants and events of default. For example, the indentures governing the Senior Secured Notes contain covenants that limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the indentures governing the Senior Secured Notes impose certain requirements as to future subsidiary guarantors. As of March 31, 2014, the Company was in compliance with all of the covenants under the indentures governing the Senior Secured Notes.

Registration Rights Agreement

In connection with the issuance of the First Lien Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the holders and the guarantors of the First Lien Notes, which, among other things, required the Company to file an exchange offer registration statement with the Securities and Exchange Commission (the “SEC”). Pursuant to the Registration Rights Agreement, the Company was required to offer to exchange (the "Exchange Offer") up to $365.0 million of the 11.5% senior notes due December 2017 (the “Exchange Notes”), which were registered under the Securities Act of 1933, as amended, for up to $365.0 million of our First Lien Notes, which we issued in December 2010. The terms of the Exchange Notes are identical to the terms of the First Lien Notes, except that the transfer restrictions, registration rights and additional interest provisions relating to the First Lien Notes do not apply to the Exchange Notes.

The Company was required to commence the Exchange Offer once the exchange offer registration statement was declared effective by the SEC and use commercially reasonable efforts to complete the Exchange Offer no later than February 24, 2012. Since the Exchange Offer was not completed until November 20, 2012, a registration default occurred and the Company incurred approximately $1.3 million in additional interest on the First Lien Notes during the registration default period. The registration default did not impact our compliance with the indentures governing the First Lien Notes, the Second Lien Notes or the 2010 Revolving Credit Facility.

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

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

		March 31, 2014		March 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
First Lien Notes	Level 2	$362,675	$397,129	$365,000	$356,788
Second Lien Notes	Level 2	10,602	10,840	104,889	85,485
Second Lien PIK Notes	Level 2	96,200	95,178	—	—
Redeemable Financial Instrument	Level 3	—	—	3,447	3,089

The fair value of the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes is estimated using quoted market prices for the same or similar issues. The fair value of the Redeemable Financial Instrument is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor.

As of March 31, 2014 and 2013, the Company did not have financial assets or liabilities that would require measurement on a recurring basis, based on the guidance in ASC 820. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and the 2010 Revolving Credit Facility. The carrying amount of these accounts approximates fair value.

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

Note 7 - Income Taxes

The Company files a consolidated Federal income tax return. The provision (benefit) for income taxes from continuing operations consists of the following at March 31st (in thousands):

	2014	2013	2012
Current:
Federal	$(159)	$(26)	$(1,071)
State	11	(296)	249
Foreign	451	478	763
Total current provision (benefit)	303	156	(59)
Deferred:
Federal	26,359	(5,866)	(12,789)
State	6,583	(206)	(4,661)
Foreign	33	(78)	—
Total deferred provision (benefit)	32,975	(6,150)	(17,450)
Provision (benefit) provision for income taxes	$33,278	$(5,994)	$(17,509)

Income tax provision (benefit) attributable to income from continuing operations was $33.3 million, $(6.0) million and $(17.5) million for fiscal 2014, 2013 and 2012, respectively, and differed from the amounts computed by applying the statutory U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following at March 31st (in thousands):

	2014	2013	2012
U.S expected tax (benefit) provision	$(6,998)	$(21,539)	$1,673
State income taxes, net of federal benefit	(259)	(523)	205
Meals and entertainment	389	303	247
Goodwill impairment	—	14,980	—
Valuation allowance on deferred tax assets	40,260	—	(17,682)
Debt restructuring	—	—	(738)
Other, net	(114)	785	(1,214)
Provision (benefit) for income taxes	$33,278	$(5,994)	$(17,509)

The tax effected net deferred tax assets and liabilities are comprised of the following at March 31st (in thousands):

	2014	2013
Deferred Income Tax Assets, Current
Reserves and accruals	$3,437	$3,146
Revenue recognition	52	625
Other current deferred tax assets	1,210	916
Gross deferred income tax assets, current	4,699	4,687
Valuation allowance	(3,455)	—
Deferred income tax assets, current	$1,244	$4,687
Deferred Income Tax Liabilities, Current
Circulation expenses	$(1,274)	$(1,364)
Other current deferred tax liabilities	(1,898)	(2,079)
Deferred income tax liabilities, current	(3,172)	(3,443)
Net deferred income tax (liabilities) assets, current	$(1,928)	$1,244

	2014	2013
Deferred Income Tax Assets, Non-Current
Net operating losses	$42,678	$30,919
Deferred debt costs	1,954	3,815
Goodwill and other intangibles	1,727	2,335
Other non-current deferred tax assets	3,414	4,006
Gross deferred income tax assets, non-current	49,773	41,075
Valuation allowance	(36,806)	—
Deferred income tax assets, non-current	$12,967	$41,075
Deferred Income Tax Liabilities, Non-Current
Goodwill and other intangibles	$(102,775)	$(101,070)
Circulation expenses	(2,354)	(2,858)
Property and equipment	(3,076)	(3,511)
Other non-current deferred tax liabilities	(3,595)	(2,603)
Deferred income tax liabilities, non-current	(111,800)	(110,042)
Net deferred income tax liabilities, non-current	$(98,833)	$(68,967)

The net deferred income tax liabilities, current of $1.9 million as of March 31, 2014, are included in accrued expenses and other liabilities and the net deferred income tax assets, current of $1.2 million as of March 31, 2013, are included in prepaid expenses and other current assets in the accompanying balance sheets. The net deferred income tax liabilities, non-current of $98.8 million and $69.0 million as of March 31, 2014 and 2013, respectively, are included in deferred income taxes in the accompanying consolidated balance sheets.

At March 31, 2014 and 2013, the Company had gross U.S. federal and state net operating loss carryforwards as follows (in thousands):

	2014	2013
Federal	$108,308	$78,093
State	99,131	71,404

The federal net operating loss carryforwards at March 31, 2014 begin to expire in 2028 through 2034. The state net operating loss carryforwards at March 31, 2014 begin to expire in 2015 through 2034.

The asset and liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2014, a valuation allowance of $40.3 million was recorded against the Company's net deferred tax assets, excluding the deferred tax liability for indefinite-lived intangible assets. The Company's deferred tax liabilities related to indefinite-lived intangible assets were not considered a future source of income to support the realization of deferred tax assets within the net operating loss carryforward period. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

As of March 31, 2014 and 2013, the Company's accrued liabilities for uncertain tax positions related to federal and state income taxes, including interest and penalties, amounted to $1.3 million and are reflected in other non-current liabilities in the accompanying consolidated balance sheets.

The total amount of unrecognized tax benefits as of March 31, 2014 and 2013 was $0.7 million. Approximately $0.7 million of this amount would, if recognized, have an effect on the effective income tax rate. In addition to the unrecognized tax benefits, the Company recognized no net interest expense or penalty expense for fiscal 2014 and had accrued interest and penalties of $0.4 million and $0.1 million, respectively, as of March 31, 2014 and 2013.

A reconciliation of the change in the unrecognized tax benefits from April 1, 2012 to March 31, 2014 is as follows (in thousands):

Balance, April 1, 2012	$818
Increases for tax positions taken during a prior period	2
Decreases for tax positions taken during a prior period	(103)
Lapse of statute of limitations	(20)
Balance, March 31, 2013	697
Decreases for tax positions taken during a prior period	(4)
Balance, March 31, 2014	$693

The Company has identified its “major” tax jurisdictions to include the U.S. government and the states of California, Florida and New York. The Company's fiscal 2011 through 2013 federal tax returns remain open by statute. The Company's major state tax jurisdictions subject to examination are fiscal 2011 through 2013.

Note 8 - Related Party Transactions

In January 2013, the Company and Mr. Elkins, a member of our Board of Directors, entered into a one year consulting agreement for Mr. Elkins to provide certain financial advisory services through Roxbury Advisory, LLC ("Roxbury"), a company controlled by Mr. Elkins. In February 2014, the consulting agreement was extended for an additional one year period. Payments for these services from Roxbury totaled $120,000 and $20,000 during fiscal 2014 and 2013, respectively, and the Company had no outstanding payables to Roxbury at March 31, 2014 and 2013. Mr. Elkins was affiliated with Avenue Capital, a significant stockholder of the Company, until January 2013.

Certain of the Company’s stockholders held significant equity interests in Vertis, Inc. (“Vertis”). Vertis performed a significant portion of the Company’s Celebrity Brands pre-press operations until November 2011 and purchases of these services from Vertis totaled $1.3 million during fiscal 2012. Vertis has not performed services for the Company during fiscal 2014 and 2013, and the Company had no outstanding payables to Vertis at March 31, 2014 and 2013.

Note 9 - Investments in Affiliates and Redeemable Noncontrolling Interests

Consolidated Joint Ventures

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

The Company follows the accounting for noncontrolling interest in equity that is redeemable at terms other than fair value. Accordingly, the Company has reflected the noncontrolling interest's equity within temporary equity for the Olympia joint venture as the Olympia joint venture’s securities are currently redeemable, pursuant to the terms of the Olympia Put Option. As a result, the Company has recorded the Olympia Put Option, at a minimum, equal to the maximum redemption amount as “Redeemable noncontrolling interests” in the accompanying financial statements.

Olympia’s net income was $1.1 million, $0.7 million and $0.6 million during fiscal 2014, 2013 and 2012, respectively.

Zinczenko-AMI Ventures, LLC

In February 2013, the Company entered into a limited liability company agreement to form a joint venture, Zinczenko-AMI Ventures, LLC ("ZAM"), to create a book publishing division. ZAM was initially capitalized by the Company and the other limited liability company member (the "ZAM LLC Member") and the Company and the ZAM LLC Member each received an initial ownership interest of 51% and 49%, respectively, in ZAM. In accordance with the terms of the limited liability company agreement, the Company will be responsible for the day-to-day operations and management of ZAM.

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

The operating results of ZAM were insignificant to the Company's consolidated financial statements during fiscal 2014.

Redeemable Financial Instrument

Odyssey Magazine Publishing Group, Inc. (formerly known as Odyssey Magazine Publishing Group, LLC)

In June 2011, the Company entered into a limited liability company agreement to form a joint venture, Odyssey Magazine Publishing Group, LLC (“Odyssey”). Odyssey was initially capitalized by the Company and the other limited liability company member (the “Odyssey LLC Member”) with a total of $23.0 million in cash, and the Company and the Odyssey LLC Member each received an initial 50% ownership interest in Odyssey. In April 2012, pursuant to the exercise of a put option by the Odyssey LLC Member, the Company and the Odyssey LLC Member entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”), which required the Company to purchase all of the Odyssey LLC Member’s interest in Odyssey for approximately $13.3 million, payable on a quarterly basis over a two-year period.

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

Through June 2012, the Company paid approximately $6.1 million to the Odyssey LLC Member pursuant to the Membership Interest Purchase Agreement.

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

In connection with the Conversion, the Company and the LLC Member entered into a preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”), wherein the Company purchased the LLC Member’s shares of Series A Preferred Stock in Odyssey Corporation for approximately $7.2 million which was paid in full as of March 31, 2014. In accordance with the Preferred Stock Purchase Agreement, the Membership Interest Purchase Agreement was terminated. All other terms of the Preferred Stock Purchase Agreement are substantially the same as the Membership Interest Purchase Agreement.

Redeemable Noncontrolling Interests

The following table reconciles equity attributable to the redeemable noncontrolling interests at March 31st (in thousands):

	2014	2013	2012
Balance, beginning of year	$3,000	$15,620	$3,000
Capital contributions	—	—	13,500
Capital distributions	(1,004)	(694)	(1,606)
Net income attributable to noncontrolling interests	1,048	694	726
Reduction in noncontrolling interests	—	(12,500)	—
Other	(44)	(120)	—
Balance, end of year	$3,000	$3,000	$15,620

The reduction in noncontrolling interests during fiscal 2013 of approximately $12.5 million represents the exercise of the Odyssey Put Option by the Odyssey LLC Member.

Unconsolidated Joint Ventures

We have other joint ventures that we do not consolidate as we lack the power to direct the activities that significantly impact the economic performance of these entities. The Company's investments in affiliates are carried at the fair value of the investment consideration at the date acquired, plus the Company's equity in undistributed earnings from that date. Financial information of the affiliates is typically reported with a one-month lag in the reporting period. The impact of the lag on the Company's investment and results of operations are not significant.

Radar Online, LLC

In October 2008, the Company entered into a limited liability company agreement to form Radar Online, LLC, a joint venture ("Radar"), to manage Radar Online, a website focusing on celebrity and entertainment news. Though the Company owns 50% of Radar and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Radar using the equity method. The operating results of Radar were insignificant to the Company’s consolidated financial statements for fiscal 2014, 2013 and 2012.

The management fees receivable from Radar totaled $2.2 million as of March 31, 2014 and March 31, 2013. Historically, the management fees were fully reserved due to Radar's inability to pay the management fees and revenue had not been recognized. At December 31, 2013, based on management's reassessment of Radar, the Company's management determined that collectibility was reasonably assured. As a result, during the third quarter of fiscal 2014, the reserve was released and recognized into operating income in the accompanying financial statements.

Media Brands, LLC

In August 2011, the Company entered into a limited liability company agreement to form Media Brands, LLC, a joint venture ("Media Brands"), to produce, market, sell and distribute various nutritional supplement product lines branded with certain of the Company's health and fitness brands. Media Brands was initially capitalized by the Company and the other limited liability company member (the "Media Brands Member") and the Company and the Media Brands Member each received an initial ownership interest of 50% in Media Brands. Though the Company owns 50% of Media Brands and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Media Brands using the equity method. The operations of Media Brands commenced during the second quarter of fiscal 2014 and the operating results were insignificant to the Company's consolidated financial statements for fiscal 2014.

Odyssey/Unconventional Partners Entertainment, LLC

In March 2013, Odyssey Magazine Publishing Group, Inc. (“Odyssey Corporation”), a wholly-owned subsidiary of American Media, Inc., entered into a limited liability company agreement to form Odyssey/UnConventional Partners Entertainment, LLC, a joint venture (“OUPE”), to develop and produce a television show based on OK! magazine ("OK!TV"). OUPE was initially capitalized by Odyssey Corporation and the other limited liability company member (the "OUPE Member") and Odyssey Corporation and the OUPE Member received an initial ownership interest of approximately 50% in OUPE. In August 2013, Odyssey Corporation and the OUPE Member amended the limited liability company agreement to provide for an additional limited liability company member to receive a membership interest in OUPE (the "Additional OUPE Member") in exchange for its capital contribution to OUPE.

Odyssey Corporation owns 33.3% of OUPE and can exercise significant influence but does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in OUPE using the equity method. The operations of OUPE commenced during the second quarter of fiscal 2014 when the television show OK!TV was launched and the operating results were insignificant to the Company's consolidated financial statements for fiscal 2014.

Select Media Services, LLC

In September 2013, DSI contributed substantially all of its assets, comprising its distribution and merchandising businesses, and $2.3 million in cash in exchange for a 27.5% membership interest in Select Media Services, LLC, a joint venture ("Select"), which operates as a merchandising and in-store services business. The ownership interest and cash contribution in Select may be adjusted on August 31, 2014, if required, pursuant to a one-time retro-active adjustment, which would be effective as of September 1, 2013.

DSI can exercise significant influence but does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Select using the equity method. The operating results were insignificant to the Company's consolidated financial statements for fiscal 2014.

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

OK! Magazine

In June 2011, Odyssey Magazine Publishing Group, LLC (“Odyssey”) acquired OK! magazine pursuant to a purchase agreement for $23.0 million. Since the Company consolidates the accounts of Odyssey, the acquisition of OK! by Odyssey is included in the accompanying consolidated financial statements and has been accounted for, by Odyssey, using the acquisition method of accounting. The acquisition related expenses incurred in the first quarter of fiscal 2012 were not significant and are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

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

The results of operations of the acquisition have been included in the accompanying consolidated financial statements since June 22, 2011, the date of acquisition. For fiscal 2014, 2013 and 2012, the reported revenues were $27.8 million, $29.3 million and $25.1 million, respectively, and the operating income (loss) was $3.4 million, $1.9 million and ($232,000), respectively.

Supplemental Pro Forma Data

The following unaudited pro forma information for the Company gives effect to the OK! acquisition that was completed in June 2011 as if it had occurred on April 1, 2011. This pro forma data is presented for informational purposes only and does not purport to be indicative of the Company's results of future operations or of the results that would have occurred had the acquisition taken place on April 1, 2011. Such information for fiscal 2012 is based on historical financial information with respect to the acquisition and does not include operations or other changes which might have been effected by the Company.

(in thousands)	2012
Operating revenues	$395,804
Net income	$21,633

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

On April 3, 2012, the Second Circuit issued a decision reversing the dismissal of the lawsuit and reinstating the antitrust and state law claims (except the defamation claim, which Anderson withdrew), and, on January 7, 2013, the United States Supreme Court declined to review the Second Circuit decision. Following the Second Circuit decision, the case has been proceeding in the District Court and the parties are engaged in discovery. Fact discovery was completed in May 2014 and expert discovery is scheduled to be completed in October 2014. Anderson has recently submitted an expert report calculating that damages are approximately $470 million, which would be subject to trebling should Anderson prevail against the defendants in the lawsuit. Defendants, including American Media, Inc. and DSI, also have submitted an expert report on damages, which opines that, separate and apart from the question of liability, Anderson has suffered no damages.

Anderson is in chapter 11 bankruptcy proceedings in Delaware bankruptcy court. On June 10, 2010, American Media, Inc. filed a proof of claim in that proceeding for $5.6 million, (which it amended on December 3, 2013 to reflect the counterclaim (described below) it planned to file in the Anderson Action), but Anderson asserts that it has no assets to pay unsecured creditors like American Media, Inc. An independent court-appointed examiner has identified claims that Anderson could assert against Anderson insiders in excess of $340.0 million.

In an order of the Delaware bankruptcy court, entered on November 14, 2011, American Media, Inc. and four other creditors (collectively, the “Creditors”), which also are defendants in the Anderson Action, were granted the right to file lawsuits against Anderson insiders asserting Anderson's claims identified by the examiner. The Creditors' retention of counsel to pursue the claims on a contingency fee basis was also approved. On November 14, 2011, pursuant to this order, a complaint was filed against 10 defendants. The bankruptcy court, however, entered a stay of discovery pending conclusion of fact discovery in the Anderson Action, which stay was recently lifted by the bankruptcy court, and discovery in the bankruptcy action has commenced. By order dated November 6, 2013, the Delaware bankruptcy court granted American Media, Inc. and four of its co-defendants relief from the automatic bankruptcy stay of litigation against Anderson News, L.L.C. so that they could file a counterclaim in the Anderson Action against Anderson News, L.L.C. alleging that Anderson News, L.L.C. had violated the antitrust laws by engaging in a conspiracy to fix prices that wholesalers would pay publishers for their magazines and seeking an unspecified amount of damages to be proved at trial.  Permission was obtained on January 23, 2014 from the District Court to file the counterclaim against Charles Anderson, Jr. and Anderson News, L.L.C.

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

Long-Term Agreements

The Company has several long-term agreements related to the printing, pre-press and fulfillment of publications. Based on current pricing and production levels, future commitments under these agreements are estimated as follows (in thousands):

Fiscal Year	Printing	Pre-Press	Fulfillment	Total
2015	$41,692	$1,186	$3,819	$46,697
2016	42,489	1,187	—	43,676
2017	43,354	1,188	—	44,542
2018	44,404	1,189	—	45,593
2019	45,479	616	—	46,095
Thereafter	34,935	78	—	35,013
Total	$252,353	$5,444	$3,819	$261,616

Operating Leases

During fiscal 2014, the Company leased offices, facilities and equipment under operating lease agreements. The leases for our offices and facilities expire between 2014 and 2022, and some of these leases are subject to our renewal. Total rent expense charged to operations for all such leases was approximately $3.4 million, $4.2 million and $4.5 million for fiscal 2014, 2013 and 2012, respectively. Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term. The future minimum lease payments under operating leases are estimated as follows (in thousands):

Fiscal Year
2015	$2,334
2016	1,369
2017	2,541
2018	2,822
2019	3,120
Thereafter	11,831
Total	$24,017

Other Agreements

The Company has several long-term consulting agreements with unrelated third parties to assist with the marketing of its brands. The future payments under these agreements are estimated as follows (in thousands):

Fiscal Year
2015	$5,820
2016	2,757
2017	2,723
2018	2,621
2019	2,887
Thereafter	3,261
Total	$20,069

Note 12 - Publishing Services and Licensing Agreements

Playboy

In November 2009, the Company entered into a five year publishing services agreement with Playboy Enterprises, Inc. (“Playboy”). In January 2010, pursuant to this agreement, the Company assumed responsibility for Playboy magazine's advertising sales and marketing, circulation and production management, newsstand distribution and back office financial services. Playboy compensates the Company for these services through fees and commissions for advertising sales on print and digital revenues, in addition to certain cost savings and subscription revenue incentives. The Playboy publishing services agreement contributed $3.5 million, $3.6 million and $3.6 million in revenues and $1.8 million, $1.7 million and $1.6 million of operating income during fiscal 2014, 2013 and 2012, respectively.

Source Interlink Media

In April 2011, the Company entered into a licensing agreement with Source Interlink Media, LLC (“SIM”). Pursuant to this agreement, the Company had the right to use certain trademarks, copyrights, and domain names of Soap Opera Digest, Soap Opera Weekly, Soap Opera Weekly Special Interest Publications and Pixie. In consideration for the licensing rights, the Company made payments to SIM based on annual profit from operating these publications. During the fourth quarter of fiscal 2012, the Company discontinued the publication of Soap Opera Weekly and Pixie. Subsequently, in July 2012, the licensing agreement was terminated when the Company acquired Soap Opera Digest magazine. See Note 10, "Acquisitions" for further information regarding the acquisition.

The SIM licensing agreement contributed $2.7 million in revenues and $0.5 million of operating income during fiscal 2013 through the date of acquisition of Soap Opera Digest magazine and $17.7 million in revenues and $1.4 million of operating income during fiscal 2012.

Men's Fitness International Licensing

In September 2009, the Company entered into a licensing cooperation agreement with a former licensee and received $2.0 million in exchange for allowing the former licensee to publish licensed editions of Men's Fitness in five new countries. During fiscal 2011, the Company recognized $0.6 million of the $2.0 million revenue that was deferred. In fiscal 2012, the licensing cooperation agreement was terminated and the remaining $1.4 million of deferred revenue was recognized as income since there were no additional services for the Company to perform.

Note 13 - Business Segment Information

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

After the divestiture of the DSI business, which was included in and comprised the majority of our publishing services segment, the publishing services segment has been combined with the corporate and other segment effective with the second quarter of fiscal 2014. Given this change, the Company has restated prior period segment information to correspond to the current segment reporting structure. See Note 1, "Nature of the Business - Description of Business."

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

The Company’s accounting policies for the business segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." The following information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation.

Segment information for fiscal 2014, 2013 and 2012 and the assets employed as of March 31, 2014 and 2013 are as follows (in thousands):

	Fiscal years ended March 31,
	2014	2013	2012
Operating revenues
Celebrity Brands	$202,580	$215,946	$233,885
Women's Active Lifestyle Group	56,875	51,892	65,072
Men's Active Lifestyle Group	66,698	60,770	60,853
Corporate and Other	18,068	19,918	26,806
Total operating revenues	$344,221	$348,526	$386,616
Operating income (loss) (1)
Celebrity Brands	$73,276	$32,313	$73,479
Women's Active Lifestyle Group	6,318	898	12,990
Men's Active Lifestyle Group	11,730	10,366	19,847
Corporate and Other	(51,221)	(43,652)	(39,999)
Total operating income (loss)	$40,103	$(75)	$66,317
Depreciation and amortization
Celebrity Brands	$3,545	$3,182	$3,144
Women's Active Lifestyle Group	768	359	171
Men's Active Lifestyle Group	824	370	145
Corporate and Other	9,066	6,021	5,079
Total depreciation and amortization	$14,203	$9,932	$8,539
Impairment of goodwill and intangible assets
Celebrity Brands	$—	$42,801	$—
Women's Active Lifestyle Group	—	3,925	—
Men's Active Lifestyle Group	9,238	7,797	—
Total impairment of goodwill and intangible assets	$9,238	$54,523	$—

	Fiscal years ended March 31,
	2014	2013	2012
Amortization of deferred rack costs
Celebrity Brands	$6,170	$8,037	$10,184
Women's Active Lifestyle Group	351	273	353
Men's Active Lifestyle Group	64	30	24
Total amortization of deferred rack costs	$6,585	$8,340	$10,561

Total Assets	March 31, 2014	March 31, 2013
Celebrity Brands	$339,617	$336,722
Women's Active Lifestyle Group	70,828	70,956
Men's Active Lifestyle Group	105,994	113,539
Corporate and Other (2)	56,201	56,234
Total assets	$572,640	$577,451

(1) Operating income (loss) includes the pre-tax non-cash impairment charge of $9.2 million to reduce the carrying value of tradenames during fiscal 2014 and $47.3 million and $7.2 million to reduce the carrying value of goodwill and tradenames, respectively, during fiscal 2013.

(2) Amounts are primarily comprised of inventories, prepaid expenses, property and equipment, deferred debt costs and certain other assets.

Geographic Data

The Company operates principally in two geographic areas, the United States of America and Europe (primarily the United Kingdom). There were no significant transfers between geographic areas during the three years in the fiscal year ended March 31, 2014. The following tables present revenue by geographic area for fiscal 2014, 2013 and 2012 and the assets employed as of March 31, 2014 and 2013 (in thousands):

	Fiscal years ended March 31,
	2014	2013	2012
Operating revenues:
United States of America	$332,036	$335,863	$372,804
Europe	12,185	12,663	13,812
Total operating revenues	$344,221	$348,526	$386,616

	March 31, 2014	March 31, 2013
Assets:
United States of America	$564,214	$568,733
Europe	8,426	8,718
Total assets	$572,640	$577,451

Note 14 - Capital Structure

The Company has authorized 15,000,000 million shares of stock, comprised of 1,000,000 shares of $0.0001 preferred stock and 14,000,000 shares of $0.0001 par value common stock. The Board of Directors can determine the rights, preferences and limitations of the preferred stock when issued. At March 31, 2014, there were no shares of preferred stock issued or outstanding and 10,000,000 shares of common stock issued and outstanding.

See Note 18, "Subsequent Events," for a discussion of the Merger with certain investors of the Company for the investors to acquire 100% of the issued and outstanding shares of common stock of the Company through a merger, with the Company surviving the Merger.

We did not make any dividend payments in fiscal 2014 or 2013, and we do not anticipate paying any dividends on our common stock in the foreseeable future. The terms of our 2010 Revolving Credit Facility restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends. With respect to the dividend restriction, the 2010 Revolving Credit Facility and the Indentures include a cap on the total amount of cash available for distribution to our common stockholders.

Stock Based Compensation

In December 2010, the Company adopted a new equity incentive plan (the “Equity Incentive Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards and performance compensation awards to incentivize and retain directors, officers, employees, consultants and advisors. Under the terms of the Equity Incentive Plan, the Compensation Committee of the Board of Directors administers the Equity Incentive Plan and has the authority to determine the recipients to whom awards will be made, the amount of the awards, the terms of the vesting and other terms as applicable.

Equity Incentive Plan

In December 2010, the Compensation Committee was authorized to issue up to 1.1 million shares of the Company's common stock through the issuance of restricted stock awards. The shares of restricted stock will fully vest upon the earlier to occur of a change in control or an initial public offering, each as defined in the Equity Incentive Plan (a “Liquidity Event”). The holders of the restricted stock are entitled to receive dividends, if and when declared by the Company, and can exercise voting rights with respect to the common shares while the shares are restricted.

The shares under Mr. Pecker's restricted stock awards will vest immediately upon termination of employment by the Company “without cause,” including an election by the Company not to extend further the term of Mr. Pecker's employment, or a voluntary resignation with “good reason,” as such terms are defined in Mr. Pecker's employment agreement.

During fiscal 2011, the Compensation Committee granted all 1.1 million restricted shares that were authorized to certain key officers, employees and directors. In July 2013, the Compensation Committee was authorized to issue up to an additional 500,000 shares of the Company's common stock through the issuance of restricted awards.

During fiscal 2012, 2013 and 2014, certain former employees and directors forfeited 151,555, 4,200 and 65,417 restricted shares, respectively, upon termination of their employment with the Company or service to the Board of Directors. The Compensation Committee granted 38,611, 97,100 and 102,500 restricted shares to certain key officers, employees and directors during fiscal 2012, 2013 and 2014, respectively. The terms of the restricted stock granted in fiscal 2012, 2013 and 2014 are identical to the terms of the restricted stock granted in fiscal 2011.

As of March 31, 2014, there was a total of 1,128,150 shares outstanding in the form of restricted stock awards. In accordance with the Equity Incentive Plan, the Compensation Committee has available and is authorized to issue 482,961 shares in the form of restricted stock awards as of March 31, 2014.

As further discussed in Note 18, "Subsequent Events," subsequent to March 31, 2014, the Compensation Committee granted 75,600 shares of restricted stock to certain members of the Board of the Directors for their fiscal 2015 service and certain officers of the Company and 31,600 shares of restricted stock were forfeited by members of the Board of Directors and employees upon their resignation.

In accordance with FASB ASC 718, Compensation - Stock Compensation, the Company will recognize stock based compensation expense of approximately $210,000 in August 2014 in connection with the effective date of the Merger, which resulted in a change of control, which is defined as a Liquidity Event. See Note 18, "Subsequent Events."

Note 15 - Other Information

The Company incurred severance charges related to magazine closures, staff reorganizations and the implementation of certain management action plans for fiscal 2014, 2013 and 2012 of approximately $3.9 million, $2.0 million and $2.9 million, respectively. At March 31, 2014 and 2013, the Company had accrued severance charges of $1.1 million and $0.7 million, respectively.

Note 16 - Supplemental Condensed Consolidating Financial Information

The following tables present condensed consolidating financial statements of (a) the parent company, American Media, Inc., as issuer of the Senior Secured Notes; (b) on a combined basis, the subsidiary guarantors of the Senior Secured Notes; and (c) on a combined basis, the subsidiaries that are not guarantors of the Senior Secured Notes. Separate financial statements of the subsidiary guarantors are not presented because the parent company owns all outstanding voting stock of each of the subsidiary guarantors and the guarantee by each subsidiary guarantor is full and unconditional and joint and several. As a result and in accordance with Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company includes the following tables in these notes to the condensed consolidated financial statements:

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$420	$2,615	$—	$3,035
Trade receivables, net	—	42,724	1,912	—	44,636
Inventories	—	10,307	603	—	10,910
Prepaid expenses and other current assets	—	21,634	493	(5,487)	16,640
Total current assets	—	75,085	5,623	(5,487)	75,221
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,798	—	—	3,798
Furniture, fixtures and equipment	—	39,482	822	—	40,304
Less – accumulated depreciation	—	(22,461)	(667)	—	(23,128)
Total property and equipment, net	—	20,819	155	—	20,974
OTHER ASSETS:
Deferred debt costs, net	8,125	—	—	—	8,125
Deferred rack costs, net	—	5,073	—	—	5,073
Investments in affiliates	546,696	2,248	—	(546,085)	2,859
Other long-term assets	—	3,841	—	—	3,841
Total other assets	554,821	11,162	—	(546,085)	19,898
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	182,388	4,510	—	186,898
Other identified intangibles, net	—	263,649	6,000	—	269,649
Total goodwill and other identified intangible assets	—	446,037	10,510	—	456,547
TOTAL ASSETS	$554,821	$553,103	$16,288	$(551,572)	$572,640

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$19,589	$526	$—	$20,115
Accrued expenses and other liabilities	—	25,177	5,863	(3,239)	27,801
Accrued interest	15,897	—	—	—	15,897
Deferred revenues	—	31,754	1,564	—	33,318
Total current liabilities	15,897	76,520	7,953	(3,239)	97,131
NON-CURRENT LIABILITIES:
Senior secured notes	469,477	—	—	—	469,477
Revolving credit facility	29,000	—	—	—	29,000
Other non-current liabilities	—	7,172	—	—	7,172
Deferred income taxes	—	101,036	45	(2,248)	98,833
Due (from) to affiliates	172,420	(176,552)	4,132	—	—
Total liabilities	686,794	8,176	12,130	(5,487)	701,613
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(131,973)	544,927	1,158	(546,085)	(131,973)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$554,821	$553,103	$16,288	$(551,572)	$572,640

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$683	$1,692	$—	$2,375
Trade receivables, net	—	41,169	1,916	—	43,085
Inventories	—	12,600	556	—	13,156
Prepaid expenses and other current assets	—	21,000	646	(5,487)	16,159
Total current assets	—	75,452	4,810	(5,487)	74,775
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,867	—	—	3,867
Furniture, fixtures and equipment	—	40,666	685	—	41,351
Less – accumulated depreciation	—	(25,418)	(532)	—	(25,950)
Total property and equipment, net	—	19,115	153	—	19,268
OTHER ASSETS:
Deferred debt costs, net	9,789	—	—	—	9,789
Deferred rack costs, net	—	6,604	—	—	6,604
Investment in subsidiaries	520,082	(242)	—	(519,840)	—
Other long-term assets	—	1,631	—	—	1,631
Total other assets	529,871	7,993	—	(519,840)	18,024
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	182,388	4,510	—	186,898
Other identified intangibles, net	—	272,486	6,000	—	278,486
Total goodwill and other identified intangible assets	—	454,874	10,510	—	465,384
TOTAL ASSETS	$529,871	$557,434	$15,473	$(525,327)	$577,451

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$17,261	$559	$—	$17,820
Accrued expenses and other liabilities	—	2,012	5,389	17,363	24,764
Accrued interest	16,823	—	—	—	16,823
Redeemable financial instruments	3,447	—	—	—	3,447
Deferred revenues	—	33,621	923	—	34,544
Total current liabilities	20,270	52,894	6,871	17,363	97,398
NON-CURRENT LIABILITIES:
Senior secured notes, net	469,889	—	—	—	469,889
Revolving credit facility	12,000	—	—	—	12,000
Other non-current liabilities	—	3,959	—	—	3,959
Deferred income taxes	—	91,823	(6)	(22,850)	68,967
Due (from) to affiliates	105,474	(109,607)	4,133	—	—
Total liabilities	607,633	39,069	10,998	(5,487)	652,213
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(77,762)	518,365	1,475	(519,840)	(77,762)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$529,871	$557,434	$15,473	$(525,327)	$577,451

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED MARCH 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$191,383	$5,038	$—	$196,421
Advertising	—	114,509	6,069	—	120,578
Other	—	20,931	6,291	—	27,222
Total operating revenues	—	326,823	17,398	—	344,221
OPERATING EXPENSES:
Editorial	—	37,054	1,456	—	38,510
Production	—	83,403	5,792	—	89,195
Distribution, circulation and other cost of sales	—	54,399	2,842	—	57,241
Selling, general and administrative	—	92,477	3,254	—	95,731
Depreciation and amortization	—	14,123	80	—	14,203
Impairment of goodwill and intangible assets	—	9,238	—	—	9,238
Total operating expenses	—	290,694	13,424	—	304,118
OPERATING INCOME	—	36,129	3,974	—	40,103
OTHER EXPENSES:
Interest expense	(58,372)	19	—	—	(58,353)
Amortization of deferred debt costs	(1,664)	—	—	—	(1,664)
Other expenses, net	—	(79)	—	—	(79)
Total other expense, net	(60,036)	(60)	—	—	(60,096)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(60,036)	36,069	3,974	—	(19,993)
PROVISION FOR INCOME TAXES	25,296	7,498	484	—	33,278
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	31,013	1,387	—	(32,400)	—
NET (LOSS) INCOME	(54,319)	29,958	3,490	(32,400)	(53,271)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,048)	—	(1,048)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$(54,319)	$29,958	$2,442	$(32,400)	$(54,319)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(54,319)	$29,958	$3,490	$(32,400)	$(53,271)
Foreign currency translation adjustment	—	—	108	—	108
Comprehensive (loss) income	(54,319)	29,958	3,598	(32,400)	(53,163)
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,048)	—	(1,048)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(54,319)	$29,958	$2,550	$(32,400)	$(54,211)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED MARCH 31, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$207,761	$4,959	$—	$212,720
Advertising	—	100,473	6,678	—	107,151
Other	—	23,799	4,856	—	28,655
Total operating revenues	—	332,033	16,493	—	348,526
OPERATING EXPENSES:
Editorial	—	39,248	1,602	—	40,850
Production	—	90,810	4,999	—	95,809
Distribution, circulation and other cost of sales	—	63,228	2,514	—	65,742
Selling, general and administrative	—	77,846	3,899	—	81,745
Depreciation and amortization	—	9,835	97	—	9,932
Impairment of goodwill and intangible assets	—	54,523	—	—	54,523
Total operating expenses	—	335,490	13,111	—	348,601
OPERATING (LOSS) INCOME	—	(3,457)	3,382	—	(75)
OTHER EXPENSES:
Interest expense	(59,744)	(35)	—	—	(59,779)
Amortization of deferred debt costs	(1,433)	—	—	—	(1,433)
Other expenses, net	—	(251)	(1)	—	(252)
Total other expense, net	(61,177)	(286)	(1)	—	(61,464)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND (LOSSES) EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(61,177)	(3,743)	3,381	—	(61,539)
(BENEFIT) PROVISION FOR INCOME TAXES	(22,909)	16,516	399	—	(5,994)
(LOSSES) EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(17,971)	1,592	—	16,379	—
NET (LOSS) INCOME	(56,239)	(18,667)	2,982	16,379	(55,545)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(694)	—	(694)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(56,239)	$(18,667)	$2,288	$16,379	$(56,239)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(56,239)	$(18,667)	$2,982	$16,379	$(55,545)
Foreign currency translation adjustment	—	—	(124)	—	(124)
Comprehensive (loss) income	(56,239)	(18,667)	2,858	16,379	(55,669)
Less: comprehensive income attributable to noncontrolling interests	—	—	(694)	—	(694)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(56,239)	$(18,667)	$2,164	$16,379	$(56,363)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED MARCH 31, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$223,143	$5,540	$—	$228,683
Advertising	—	119,090	7,027	—	126,117
Other	—	27,100	4,716	—	31,816
Total operating revenues	—	369,333	17,283	—	386,616
OPERATING EXPENSES:
Editorial	—	41,350	1,658	—	43,008
Production	—	106,987	5,294	—	112,281
Distribution, circulation and other cost of sales	—	74,220	2,800	—	77,020
Selling, general and administrative	—	75,724	3,727	—	79,451
Depreciation and amortization	—	8,487	52	—	8,539
Total operating expenses	—	306,768	13,531	—	320,299
OPERATING INCOME	—	62,565	3,752	—	66,317
OTHER EXPENSES:
Interest expense	(58,437)	14	—	—	(58,423)
Amortization of deferred debt costs	(1,584)	—	—	—	(1,584)
Other expenses, net	—	(1,525)	(1)	—	(1,526)
Total other expense, net	(60,021)	(1,511)	(1)	—	(61,533)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(60,021)	61,054	3,751	—	4,784
(BENEFIT) PROVISION FOR INCOME TAXES	(44,770)	26,497	764	—	(17,509)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	36,818	1,781	—	(38,599)	—
NET INCOME	21,567	36,338	2,987	(38,599)	22,293
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(120)	(606)	—	(726)
NET INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$21,567	$36,218	$2,381	$(38,599)	$21,567

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET INCOME	$21,567	$36,338	$2,987	$(38,599)	$22,293
Foreign currency translation adjustment	—	—	(38)	—	(38)
Comprehensive income	21,567	36,338	2,949	(38,599)	22,255
Less: comprehensive income attributable to noncontrolling interests	—	(120)	(606)	—	(726)
COMPREHENSIVE INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$21,567	$36,218	$2,343	$(38,599)	$21,529

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(52,163)	$59,717	$4,087	$(1,860)	$9,781
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(10,514)	—	—	(10,514)
Purchase of intangible assets	—	(5,615)	—	—	(5,615)
Proceeds from sale of assets	—	145	—	—	145
Investments in affiliates	—	(2,536)	—	—	(2,536)
Other	—	—	(300)	—	(300)
Net cash used in investing activities	—	(18,520)	(300)	—	(18,820)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	95,600	—	—	—	95,600
Repayment to revolving credit facility	(78,600)	—	—	—	(78,600)
Senior secured notes redemptions	(2,325)	—	—	—	(2,325)
Redemption premium payment	(201)	—	—	—	(201)
Payments to noncontrolling interest holder of Olympia	—	—	(1,004)	—	(1,004)
Payments for redemption of Odyssey preferred stock	(3,961)	—	—	—	(3,961)
Due to (from) affiliates	41,650	(41,650)	—	—	—
Dividends paid to parent	—	—	(1,860)	1,860	—
Net cash provided by (used in) financing activities	52,163	(41,650)	(2,864)	1,860	9,509
Effect of exchange rate changes on cash	—	190	—	—	190
Net (decrease) increase in cash and cash equivalents	—	(263)	923	—	660
Cash and cash equivalents, beginning of period	—	683	1,692	—	2,375
Cash and cash equivalents, end of period	$—	$420	$2,615	$—	$3,035

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(50,329)	$64,796	$955	$(310)	$15,112
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(9,566)	—	—	(9,566)
Purchase of intangible assets	—	(2,564)	—	—	(2,564)
Proceeds from sale of assets	—	100	—	—	100
Investment in Radar	—	(350)	—	—	(350)
Other	—	—	(300)	—	(300)
Net cash used in investing activities	—	(12,380)	(300)	—	(12,680)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	66,500	—	—	—	66,500
Repayments to revolving credit facility	(61,500)	—	—	—	(61,500)
Payments to noncontrolling interest holder of Olympia	(6,130)	—	(694)	—	(6,824)
Payments for redemption of Odyssey preferred stock	(3,192)	—	—	—	(3,192)
Due to (from) affiliates	54,651	(54,651)	—	—	—
Dividends paid to parent	—	—	(310)	310	—
Net cash provided by (used in) financing activities	50,329	(54,651)	(1,004)	310	(5,016)
Effect of exchange rate changes on cash	—	(267)	—	—	(267)
Net decrease in cash and cash equivalents	—	(2,502)	(349)	—	(2,851)
Cash and cash equivalents, beginning of period	—	3,185	2,041	—	5,226
Cash and cash equivalents, end of period	$—	$683	$1,692	$—	$2,375

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2012
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(60,713)	$81,053	$3,139	$(1,800)	$21,679
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(10,582)	—	—	(10,582)
Purchase of intangible assets	—	(954)	—	—	(954)
Proceeds from sale of assets	—	79	—	—	79
Investment in Radar	—	(1,100)	—	—	(1,100)
Acquisition of OK! Magazine	—	(23,000)	—	—	(23,000)
Other	—	—	(300)	—	(300)
Net cash used in investing activities	—	(35,557)	(300)	—	(35,857)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	53,500	—	—	—	53,500
Repayments to revolving credit facility	(46,500)	—	—	—	(46,500)
Senior secured notes redemption	(20,000)	—	—	—	(20,000)
Redemption premium payment	(600)	—	—	—	(600)
Proceeds in Odyssey from noncontrolling interest holder	—	13,500	—	—	13,500
Payments to noncontrolling interest holder of Olympia and Odyssey	—	(1,000)	(606)	—	(1,606)
Due to (from) affiliates	74,313	(74,313)	—	—	—
Dividend paid to parent	—	—	(1,800)	1,800	—
Net cash provided by (used in) financing activities	60,713	(61,813)	(2,406)	1,800	(1,706)
Effect of exchange rate changes on cash	—	(175)	—	—	(175)
Net (decrease) increase in cash and cash equivalents	—	(16,492)	433	—	(16,059)
Cash and cash equivalents, beginning of period	—	19,677	1,608	—	21,285
Cash and cash equivalents, end of period	$—	$3,185	$2,041	$—	$5,226

Note 17 - Selected Quarterly Financial Data (Unaudited)

Fiscal Year Ended March 31, 2014 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$90,392	$90,604	$74,648	$88,577	$344,221
Operating income (loss)	16,566	10,803	(544)	13,278	40,103
Net income (loss)	765	(1,718)	(50,404)	(1,914)	(53,271)
Net income (loss) attributable to American Media, Inc. and subsidiaries	765	(2,794)	(50,381)	(1,909)	(54,319)

Fiscal Year Ended March 31, 2013 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$87,224	$89,886	$85,319	$86,097	$348,526
Operating income (loss)	12,790	13,053	(42,238)	16,320	(75)
Net income (loss)	(1,254)	(1,962)	(57,937)	5,608	(55,545)
Net income (loss) attributable to American Media, Inc. and subsidiaries	(1,254)	(2,743)	(57,895)	5,653	(56,239)

Fiscal 2014

•	Second Quarter - results include AMI's share of bad debt related to wholesaler shutdowns of approximately $1.5 million.

•	Third Quarter - results include a non-cash tradename impairment charge related to certain reporting units of approximately $9.2 million.

•	Fourth Quarter - results include AMI's share of bad debt related to wholesaler shutdowns of approximately $3.6 million.

Fiscal 2013

•	Third Quarter - results include a non-cash goodwill and tradename impairment charge related to certain reporting units of approximately $54.5 million.

Note 18 - Subsequent Events

Merger and Related Transactions

As discussed in Note 1, "Nature of the Business - Liquidity," Note 4, "Revolving Credit Facility," Note 5, "Senior Secured Notes" and Note 14, "Capital Structure" in August 2014, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with certain investors of the Company (collectively, the “Investors”) for the Investors to acquire 100% of the issued and outstanding shares of common stock of the Company through a merger (the “Merger”) whereby a subsidiary of an entity owned by funds managed and/or controlled by the Investors will be merged with and into the Company, with the Company surviving the Merger. In connection with signing the Merger Agreement, the Company also entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the Investors pursuant to which the Company will issue additional senior secured notes to the Investors at par plus accrued interest for a total purchase price equal to $12.5 million. The closing of the Merger and the closing under the Note Purchase Agreement are expected to occur after the filing of the 2014 Annual Report with the SEC.

In addition, in August 2014, prior to executing the Merger Agreement and the Note Purchase Agreement, the Company entered into an amendment to the 2010 Revolving Credit Facility to, among other things, (i) amend the definition of "Change in Control," (ii) permit the issuance of additional Second Lien PIK Notes pursuant to the Note Purchase Agreement and (iii) amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ended June 30, 2015. From July 1, 2015 through December 31, 2015, the maturity date of the 2010 Revolving Credit Facility, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

Similarly, prior to the execution of the Merger Agreement and the Note Purchase Agreement, the Company entered into various supplemental indentures to, among other things, permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement and eliminate the Company's obligation to repurchase approximately $12.7 million of First Lien Notes using the cash interest savings from the semi-annual interest periods ending on June 15, 2014 and December 31, 2014.

Merger Agreement

On August 15, 2014, the Company entered into the Merger Agreement with the Investors, pursuant to which and subject to the satisfaction or waiver of the conditions described therein, an affiliate of the Investors will merge with and into the Company, with the Company continuing as the surviving entity. Pursuant to the terms and conditions of the Merger Agreement, the Investors will acquire the Company for $2.0 million in cash, payable upon the closing of the Merger. In addition, approximately $513.0 million of outstanding indebtedness will remain in place.

Each of the Company and the Investors has made certain representations and warranties in the Merger Agreement. The Merger Agreement also contains certain covenants and agreements, including, among others, restrictions on the operations of the Company's business prior to the closing of the Merger. The board of directors of the Company may change its recommendation to its stockholders to adopt the Merger Agreement following the occurrence of one or more other intervening events that were not know on the date of the Merger Agreement, and the board of directors of the Company determines in good faith that failure to make a change in its recommendation would be inconsistent with the directors' fiduciary duties under applicable law.

The consummation of the Merger is subject to certain closing conditions, including, among others, (i) the absence of a material adverse effect on the Company and its subsidiaries since the date of the Merger Agreement, (ii) the issuance, sale and purchase of the Company's Second Lien PIK Notes in accordance with the Note Purchase Agreement, (iii) compliance with the drag-along obligations set forth in the Stockholders' Agreement, dated as of December 22, 2010, as amended, among the Company and its stockholders, (iv) the absence of any order that makes the Merger illegal, or that enjoins or otherwise prohibits the closing of the Merger and (v) there are no existing defaults under any of the Debt Documents (as defined in the Merger Agreement) that are continuing after giving effect to all Debt Waivers (as defined in the Merger Agreement).

The Merger Agreement may be terminated under certain circumstances, including, among other, (i) by the Investors or the Company if (A) one or more of the conditions set forth in the Merger Agreement has not been fulfilled as of August 29, 2014, or such later date provided by the Merger Agreement (the “Outside Date”), (B) the required stockholder vote is not obtained or (C) any governmental entity has issued an order restraining, enjoining or otherwise prohibiting the closing of the Merger; (ii) by the Company if all conditions to the Investors’ obligation to consummate the Merger continue to be satisfied, the Company stood ready, willing and able to consummate the Merger, and the Merger has not been consummated within two business days of the Outside Date; and (iii) by the Investors, if the board of directors of the Company changes its recommendation.

The Merger Agreement provides that if the Company terminates the Merger Agreement under certain circumstances, the Company will be required to pay to the Investors a termination fee equal to $5.0 million plus reimbursement of expenses.

Note Purchase Agreement

In connection with the Merger Agreement, on August 15, 2014, the Company and certain of its subsidiaries (the Guarantors") entered into the Note Purchase Agreement with the Investors.

The Note Purchase Agreement provides, subject to certain conditions, for the Company to issue and sell to the Investors, and the Investors to purchase from the Company, an aggregate principal amount of additional Second Lien PIK Notes (the “Additional Notes”) to be issued under the indenture dated as of October 2, 2013 (as such agreement may be amended, restated or supplemented on the date hereof, the “Second Lien PIK Notes Indenture”), among the Company, the Guarantors and Wilmington Trust, National Association, as trustee and collateral agent (the “Trustee”), such that the aggregate principal amount of the Additional Notes purchased plus the accrued interest thereon from the most recent date to which interest has been paid on the then outstanding Second Lien PIK Notes to the closing date (the “Closing Date”) for the Merger will equal $12.5 million. The Investors will pay $1,000 per $1,000 of principal amount of the Additional Notes to be purchased by the Investors on the Closing Date plus accrued interest thereon from the most recent date to which interest has been paid on the then outstanding Second Lien PIK Notes, for an aggregate purchase price of $12.5 million. The issuance, sale and purchase is expected to close upon the satisfaction of certain closing conditions, concurrently with the Merger. After giving effect to the issuance and assuming a closing date for the Merger of August 15, 2014, approximately $113.3 million in aggregate principal amount of Second Lien PIK Notes will be outstanding.

The Additional Notes will be issued under the Second Lien PIK Notes Indenture and will be treated as a single class under the Second Lien PIK Notes Indenture with, and will be assigned the same CUSIP number as, the outstanding Second Lien PIK Notes. The Additional Notes will be issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

Supplemental Indentures

On August 15, 2014, the Company announced that it has received consents from the holders of (a) $218.2 million principal amount of the outstanding First Lien Notes to amend the indenture dated as of December 1, 2010 (as such agreement may be amended, restated or supplemented on the date hereof, the “First Lien Notes Indenture”), among the Company, the Guarantors and the Trustee, (b) $7.8 million principal amount of the outstanding Second Lien Notes to amend the indenture dated as of December 22, 2010 (as such agreement may be amended, restated or supplemented on the date hereof, the “Second Lien Notes Indenture” and, together with the First Lien Notes Indenture and the Second Lien PIK Notes Indenture, the “Indentures”), among the Company, the Guarantors and the Trustee and (c) $101.0 million principal amount of the outstanding Second Lien PIK Notes to amend the Second Lien PIK Notes Indenture, which in each case represented the requisite consents from holders of at least a majority of the aggregate principal amount of the applicable series of notes then outstanding.

As a result of receiving the requisite consents, on August 15, 2014, the Company and the Trustee entered into (a) the Fourth Supplemental Indenture (the “First Lien Notes Supplemental Indenture”) to the First Lien Notes Indenture, (b) the Third Supplemental Indenture (the “Second Lien Notes Supplemental Indenture”) to the Second Lien Notes Indenture and (c) the First Supplemental Indenture (the “Second Lien PIK Notes Supplemental Indenture” and, together with the First Lien Notes Supplemental Indenture and the Second Lien Notes Supplemental Indenture, the “Supplemental Indentures”) to the Second Lien PIK Notes Indenture.

The Supplemental Indentures amend the Indentures to (a) permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of “Change of Control” and permitting the issuance of the Additional Notes pursuant to the Second Lien PIK Notes Indenture and (b) in the case of the Second Lien PIK Notes Supplemental Indenture only, eliminate the Company’s obligation to apply Cash Interest Savings (as defined in the Second Lien PIK Notes Indenture) to repurchase outstanding First Lien Notes for the semi-annual interest periods ending on June 15, 2014 and December 15, 2014 (collectively, the “Amendments”). Pursuant to the terms of the Supplemental Indentures, the Supplemental Indentures became effective, and the Amendments became operative, immediately upon execution of the Supplemental Indentures.

Credit Agreement Amendment

On August 8, 2014, the Company, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party to the Revolving Credit Agreement, dated as of December 22, 2010 (as amended, restated, modified or supplemented from time to time, the “Credit Agreement”), entered into Amendment No. 3 (the “Credit Agreement Amendment”) to the Credit Agreement with lenders (the “Consenting Lenders”) constituting the Required Lenders (as defined in the Credit Agreement).

Pursuant to the Credit Agreement Amendment and subject to the Credit Parties’ (as defined in the Credit Agreement) compliance with the requirements set forth therein, the Consenting Lenders have agreed to (i) waive until the earlier of (x) August 15, 2014 and (y) immediately prior to the consummation of the Merger, any potential Default or Event of Default (each, as defined in the Credit Agreement) arising from the failure to furnish to the Administrative Agent (A) the financial statements, reports and other documents as required under Section 5.01(a) of the Credit Agreement with respect to the fiscal year of the Company ended March 31, 2014 and (B) the related deliverables required under Sections 5.01(c) and 5.03(b) of the Credit Agreement, (ii) permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of “Change in Control” and permitting the issuance of the Additional Notes pursuant to the Second Lien PIK Notes Indenture, (iii) consent to the sale of certain assets of the Loan Parties (as defined in the Credit Agreement), (iv) restrict any payment or distribution in respect of the First Lien Notes on or prior to June 15, 2015, subject to certain exceptions, including the payment of regularly scheduled interest and any mandatory prepayments and mandatory offers to purchase under the First Lien Notes, and (v) amend the maximum first lien leverage ratio covenant.

Exchange Agreement Amendment

On August 15, 2014, the Company and the Guarantors entered into an Amendment (the “Exchange Agreement Amendment”) to the Exchange Agreement, dated as of September 27, 2013, among the Company, the Guarantors and the Investors.

The Exchange Agreement Amendment provides that the Company is not required to apply Cash Interest Savings (as defined in the Second Lien PIK Notes Indenture) to repurchase outstanding First Lien Notes for the semi-annual interest periods ending on June 15, 2014 and December 15, 2014.

Stock Based Compensation

As discussed in Note 14, "Capital Structure," subsequent to March 31, 2014, the Compensation Committee granted 75,600 shares of restricted stock to certain members of the Board of the Directors for their fiscal 2015 service and certain officers of the Company and 31,600 shares of restricted stock have been forfeited by members of the Board of Directors and employees upon their resignation.

In accordance with FASB ASC 718, Compensation - Stock Compensation, the Company will recognize stock based compensation expense of approximately $210,000 in August 2014 in connection with the effective date of the Merger, which resulted in a change of control, which is defined as a Liquidity Event.

Concentrations

As discussed in Note 2, “Summary of Significant Accounting Policies - Concentrations,” in May 2014, we were notified by our national distributor (the “Distributor”) for our publications in the U.S. and Canada, that due to non-payment of their receivables from Source, our second-largest wholesaler, the Distributor will cease shipping our publications to Source effective immediately. Further, in May 2014, Source notified us that they were ceasing substantially all distribution operations in the near term and filed for bankruptcy in June 2014. The Distributor is working with the two remaining wholesalers and retailers to transition the newsstand circulation to them. We estimate that it will take approximately twelve to twenty four weeks for the transition to be completed. Our single copy newsstand sales could be reduced by approximately $10.0 million to $20.0 million during this transition period, depending on the length of time required to complete the transition to the remaining two wholesalers. In addition, after completing the transition, our revenues could be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing our publications at the same rate or quantities previously purchased. Subject to the terms of our agreement with the Distributor, our exposure for bad debt related to Source is currently expected to be approximately $5.0 million to $7.0 million, of which $2.0 million is included in the accompanying financial statements for fiscal 2014.

Schedule II - Valuation and Qualifying Accounts

All other financial statements and schedules have been omitted because the information required to be submitted has been included in the consolidated financial statements and related notes included in Item 8 of the Annual Report on Form 10-K or because they are either not applicable or not required under the rules of Regulation S-X.

The table below summarizes the activity in the valuation accounts for the periods indicated (in thousands):

Description	Balance, Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions, Write-Offs, net	Balance, End of Period
Allowance for doubtful accounts:
Fiscal years ended March 31,
2014	$5,899	$5,307	$(1,078)	$(3,467)	$6,661
2013	4,795	2,774	(313)	(1,357)	5,899
2012	4,295	392	727	(619)	4,795
Reserve for valuation allowance on deferred tax asset:
Fiscal years ended March 31,
2014	$—	$40,261	$—	$—	$40,261
2013	—	—	—	—	—
2012	17,682	(17,682)	—	—	—
Allowance for excess and obsolete inventory:
Fiscal years ended March 31,
2014	$445	$4	$112	$—	$561
2013	600	—	—	(155)	445
2012	575	25	—	—	600

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our principal executive and principal financial officers concluded that our internal control over financial reporting was effective as of March 31, 2014 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we have determined that, during the fourth quarter of fiscal 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of July 31, 2014, together with their biographical summaries and business experience during the past five years and directorships of other public corporations during the past five years, are set forth below.

In connection with the 2010 Restructuring, we entered into a Stockholders' Agreement, which, among other things, provides for the Board of Directors of American Media, Inc. (the "Board") to be comprised of the chief executive officer of the Company and eight members designated pursuant to the designation rights in the Stockholders' Agreement. Accordingly, the Angelo Gordon stockholders designated Philip Maslowe and Gavin Baiera as directors, the Avenue stockholders designated Michael Elkins, David Licht, David Hughes and Randal Klein as directors and the Capital Research stockholders designated Charles Koones as a director. Ms. Tolson, who was appointed to the Board by Capital Research stockholders, voluntarily resigned on July 7, 2014, leaving a vacancy on the Board.

Name	Age	Position
David J. Pecker	62	Chairman, Chief Executive Officer, President and Director
Philip L. Maslowe	67	Director
Charles Koones	51	Director
Michael Elkins	46	Director
David Licht	39	Director
David Hughes	51	Director
Gavin Baiera	38	Director
Randal Klein	49	Director
Christopher Polimeni	48	Executive Vice President, Chief Financial Officer and Treasurer
Joseph Bilman	43	Executive Vice President, Chief Digital Officer and Global Head of Business Development
Kevin Hyson	64	Executive Vice President and Chief Marketing Officer
David Leckey	61	Executive Vice President, Consumer Marketing
David Bonnett	47	Executive Vice President and Chief Information Officer
Marc Fierman	53	Senior Vice President and Chief Accounting Officer
Eric S. Klee	43	Senior Vice President, Secretary and General Counsel

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

Philip L. Maslowe has served as a Director since January 2009. Mr. Maslowe is also the Chairperson of the Board's Audit Committee. Since April 2014, Mr. Maslowe has served on the board of managers and as chairman of the audit committee of MACH Gen., LLC, a limited liability company that manages gas-fired electric generating facilities in the United States. Mr. Maslowe has served on the board of directors and as chairperson of the audit committee for United Site Services, a national provider of portable restrooms, temporary fence, storage, erosion control and power sweeping, since January 2010. Mr. Maslowe has served on the board of directors, chairperson of the audit committee and was a member of the incentive plan committee for Delek US Holdings, Inc., a diversified energy business, since May 2006, and has served on the board of directors and as chairperson of the human resources committee and member of the audit committee of Northwestern Corporation, a publicly-traded provider of electricity and natural gas, since December 2004. Mr. Maslowe served on the board of directors for NextMedia Group, Inc., an out-of-home media company that owns and operates radio properties throughout the United States. From 2008 to 2009, Mr. Maslowe served as a member of the board of directors and as chairperson of the audit committee of Hilex Poly Co., LLC, a manufacturer of plastic bag and film products. From March 2006 to February 2007, Mr. Maslowe served on the board of managers and human resources committee of Gate Gourmet Group Holding, LLC, a privately held airline catering company. From 2002 to 2004, Mr. Maslowe served as a member of the board of directors and audit committee as well as chairperson of the corporate governance committee of Mariner Health Care, Inc., a publicly-traded health care service provider, and served as chairman of the board of directors, chairman of the audit committee and chairman of the compensation committee of AMF Bowling Worldwide, Inc., an operator of bowling centers. From 2000 to 2001, Mr. Maslowe served as a director and member of the audit committee of Bruno's Supermarkets, Inc., a supermarket chain in Alabama, Georgia, Florida and Mississippi. From 1997 to 2002, Mr. Maslowe served as executive vice president and chief financial officer of The Wackenhut Corporation, a security, staffing and privatized prisons corporation. Mr. Maslowe received a B.B.A. degree from Loyola University of Chicago and received a Master of Management degree from Northwestern University and is a certified public accountant. Mr. Maslowe was appointed as a director of American Media, Inc. based on his directorship experience as well as his financial and accounting experience in the media industry. Mr. Maslowe is a 2011 National Association of Corporate Directors (“NACD”) Governance Fellow, which demonstrates his commitment to boardroom excellence by completing NACD's comprehensive program of study for corporate directors.

Charles Koones has served as a Director since May 2011 and also serves on the Board's Compensation Committee. Mr. Koones had previously served as a Director from January 2009 until his resignation in December 2010 in connection with our emergence from bankruptcy. Since November 2010, Mr. Koones has been the chief executive officer of Moon Tide Media, LLC and a principal of Rockmore Media, a Los Angeles-based media advisor. From 2000 to 2007, Mr. Koones was president of the Reed Business Entertainment Group (“RBI”) and the president and publisher of Variety magazine. In these roles, Mr. Koones oversaw the media assets of RBI, including Broadcasting & Cable, MutliChannel News, TWICE and Video Business magazines as well as leading marketing research firm, Marketcast. Mr. Koones currently serves as a member of the board of directors for TheWrap, Inc. (Los Angeles) and The New Visions Foundation (Los Angeles). Previously, Mr. Koones served on the board of ContentNext Media until its sale to Guardian News and Media in 2008. Mr. Koones received a B.A. degree from the University of Richmond. Mr. Koones was appointed as a director of American Media, Inc. based on his publishing and management experience in the publishing industry.

Michael Elkins has served as a Director since December 2010. Mr. Elkins is the Chairperson of the Board's Compensation Committee. Mr. Elkins currently serves as a consultant for the Avenue U.S. Funds. Mr. Elkins was previously a portfolio manager of the Avenue U.S. Funds, having joined Avenue in 2004. In his capacity as portfolio manager, Mr. Elkins was responsible for assisting with the direction of the investment activities of the Avenue U.S. strategy. Prior to joining Avenue, Mr. Elkins was a portfolio manager and trader with ABP Investments US, Inc. While at ABP, he was responsible for actively managing high yield investments using a total return-special situations overlay strategy. Prior to ABP, Mr. Elkins served as a portfolio manager and trader for UBK Asset Management, after joining the company as a high yield credit analyst. Previously, Mr. Elkins was also a credit analyst for both Oppenheimer & Co., Inc. and Smith Barney, Inc. Mr. Elkins serves on the board of directors of Magnachip Semiconductor Corporation, a designer and manufacturer of analog and mixed-signal semiconductor products, since November 2009, QCE Finance, LLC a restaurant franchise company, since January 2013, Trump Entertainment Resorts, Inc., a gaming company, since February 2013, and Bowlmor-AMF, an operator of bowling centers, since August 2013. Mr. Elkins previously served on the board of directors of Vertis Communications, an advertising services company, Milacron LLC, a plastics-processing technologies and industrial fluids supplier, and Ion Media Networks, Inc., a broadcast television station group. Mr. Elkins holds a B.A. degree from George Washington University and an M.B.A degree from Goizueta Business School at Emory University. Mr. Elkins was appointed as a director of American Media, Inc. based on his experience in managing high yield and distressed investments.

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

David Hughes has served as a Director since January 2013 and also serves on the Board's Audit Committee.  Mr. Hughes joined Shore Memorial Hospital d/b/a Shore Medical Center as chief financial officer in January 2014, prior to which Mr. Hughes served as a member of the board of trustees through November 2013.  Mr. Hughes has 27 years of operational and financial experience with executive experience in the gaming and hospitality industry.  Mr. Hughes previously served as executive vice president, treasurer and chief financial officer of Trump Entertainment Resorts Inc. from November 2010 until December 2013.  Mr. Hughes was corporate executive vice president and chief financial officer of MTR Gaming Group (“MTR”) between May 2008 and November 2010.  From 2003 to 2008, Mr. Hughes served in various positions at MTR, including as corporate executive vice president strategic operations and chief operating officer of its flagship property in West Virginia.  Mr. Hughes served as chief financial officer of Penn National Gaming's Charles Town Races & Slots property in Charles Town, West Virginia prior to joining MTR.  Mr. Hughes also previously held operational and financial positions with major gaming companies throughout the United States, including Atlantic City, New Jersey, having served as senior vice president and chief financial officer of Sun International Resorts Hotel and Casino and in positions at Trump Plaza Hotel and Casino from 1988 to 1995. Mr. Hughes began his career in gaming in table game operations in 1984 at the Sands Hotel and Casino.  Mr. Hughes is a member of the board of directors of Trump Entertainment Resorts, Inc. and serves as the chairman of the finance committee.  Mr. Hughes is a member of the board of directors of Shore Quality Partners and chairman of the finance committee.  Shore Quality Partners is a physician lead organization made up of over 200 physicians.  Mr. Hughes is a member of the board of directors of The Richard Stockton College of New Jersey Foundation and serves as the chairman of the finance committee,  a member of the executive and investment committees and treasurer. Mr. Hughes also serves on the board of directors of the Greater Atlantic City Chamber of Commerce and the board of directors of St. Joseph Regional School in Somers Point, New Jersey.  Mr. Hughes holds a B.S. degree in Business Administration and Accounting from Richard Stockton College and is a Certified Public Accountant (non-active).  Mr. Hughes was appointed as a director of American Media, Inc. based on his significant operational and financial experience in the entertainment industry and as a director on other company boards.

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

Randal Klein has served as a Director since June 2014 and also serves on the Board's Compensation Committee.  Mr. Klein joined the funds affiliated with Avenue Capital Management II, L.P. in 2004, and is currently a Portfolio Manager at Avenue responsible for directing the investment activities of the Avenue Trade Claims funds, and also assists with the direction of the investment activities of the Avenue U.S. strategy with a particular focus on restructurings.  Previously, Mr. Klein was a Senior Vice President of the Avenue U.S. Funds.  In such capacity, Mr. Klein was responsible for managing restructuring activities and identifying, analyzing and modeling investment opportunities for the Avenue U.S. strategy.  Prior to joining Avenue, Mr. Klein was a Senior Vice President at Lehman Brothers, where his responsibilities included restructuring advisory work, financial sponsors coverage, mergers and acquisitions and corporate finance.  Prior to Lehman, Mr. Klein worked in sales, marketing and engineering as an aerospace engineer for The Boeing Company.  Mr. Klein has been a director of MagnaChip Semiconductor Corporation since 2009.  Mr. Klein holds a B.S. in Aerospace Engineering, conferred with Highest Distinction from the University of Virginia, and an M.B.A. in Finance, conferred as a Palmer Scholar, from the Wharton School of the University of Pennsylvania.  Mr. Klein was appointed as a director of American Media, Inc. based upon his 19 years of experience as a financial advisor and investment manager and experience with distressed investments.

Andrew Russell has served as a Director since August 2012 and also served on the Board's Compensation Committee until his voluntary resignation from the Board in June 2014. In July 2011, Mr. Russell founded Trigger Media Group, a digital media venture capital firm, where he serves as Chief Executive Officer. Since 2003, Mr. Russell has served as partner of Pilot Group LLC, a principal investment firm specializing in early and late stage venture capital transactions in privately-owned companies, a number of which are digital media companies. From 1999 to 2003, he was a partner of East River Ventures LP, a venture capital firm specializing in investments in early stage companies within the information technology, business services and healthcare sectors. Mr. Russell also currently serves as a member of the Board of Directors of Bluefly and a number of private companies. Mr. Russell received a B.A. degree from Cornell University and a M.B.A. degree from Columbia Business School. Mr. Russell was appointed as a director of American Media, Inc. based on his many years of investment experience in digital companies and significant experience as a director on other company boards.

On June 12, 2014, Mr. Russell voluntarily resigned from the Board and Randal Klein was appointed to fill the vacancy created by Mr. Russell's resignation.

Susan Tolson has served as a Director since December 2010 and also served on the Board's Audit Committee until her voluntary resignation from the Board in July 2014. From June 2010 to date, Ms. Tolson has been an active board member for several corporations and non-profit entities. From 1990 to July 2010, Ms. Tolson worked as an analyst and portfolio manager at Capital Research Company (Capital Research), a subsidiary of The Capital Group Companies, Inc., one of the world's largest investment management organizations. At Capital Research, she served as a senior vice president, specializing in the high yield bond market. Prior to joining Capital Research, Ms. Tolson spent two years with Aetna Investment Management Company, making private investments in media and entertainment companies. Ms. Tolson serves as board member and audit committee member of the American Cinémathèque, board member of Groupe Lagardère, and board member and audit committee member of Take-Two Interactive. She also served as a board member of the Franco-American Fulbright Commission from 2010 to 2013 and Trustee of The American University of Paris from 2010 to 2014. Ms. Tolson graduated cum laude from Smith College with a B.A. in economics and earned an M.B.A. degree from Harvard University Graduate School of Business Administration. Ms. Tolson was appointed as a director of American Media, Inc. based on her analytical and investment experience in the media and entertainment industries.
On July 7, 2014, Ms. Tolson voluntarily resigned from the Board and there is currently a vacancy on the Board created by Ms. Tolson's resignation.
Christopher Polimeni is Executive Vice President, Chief Financial Officer and Treasurer. Prior to being appointed Chief Financial Officer of the Company in March 2010, Mr. Polimeni served as Executive Vice President, Chief Accounting Officer and Treasurer from July 2009, Senior Vice President, Chief Accounting Officer and Treasurer from January 2009 and Senior Vice President of Finance and Treasurer of the Company from September 2008 and as Senior Vice President of Process Improvement from the time he joined the Company in February 2007 until September 2008. Prior to joining the Company, he formed his own consulting firm in 2003 and provided services in areas such as Securities and Exchange Commission reporting, mergers and acquisitions, internal control evaluations, reorganizations and technology strategic planning and implementation. From 1994 to 2003, Mr. Polimeni served as vice president of finance and corporate controller of GE Supply Logistics (formerly Questron Technology), a provider of inventory logistics management services. Mr. Polimeni worked in public accounting between 1987 and 1994. Mr. Polimeni received a B.B.A. degree in Accounting and Business Computer Information Systems from Hofstra University and passed the Certified Public Accountant exam in 1992.

Joseph Bilman has been Executive Vice President, Chief Digital Officer and Global Head of Business Development since August 2013. Prior to being appointed Global Head of Business Development, Mr. Bilman served as our Executive Vice President and Chief Digital Officer since August 2012 when he joined the Company. Prior to joining the Company, Mr. Bilman was the Head of Product for Isis Mobile Commerce from January 2012 to August 2012. From February 2009 to December 2011, Mr. Bilman was the Chief Product Officer for Fox Mobile (which has been renamed Jesta Digital). Mr. Bilman was the Chief Product Officer of Thumbplay from March 2006 to February 2009. From August 2004 to March 2006, Mr. Bilman was a Vice President, Subscription Services at Rodale. Mr. Bilman served as a Director, New Product Development at Columbia House from August 2000 to August 2004. Mr. Bilman received a B.F.A. degree and a M.F.A. degree from the School of Visual Arts.

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

David Bonnet is Executive Vice President and Chief Information Officer. Mr. Bonnet was appointed Chief Information Officer in 2006 and Executive Vice President in 2012. Mr. Bonnet served in the information technology department of Globe Communications from 1993 and was promoted to Vice President of Information Technology in 1999. His current responsibilities include managing the Company's information technology department, overseeing digital tablet production and facilitating the Company's digital operations across the enterprise.

Marc Fierman is Senior Vice President and Chief Accounting Officer. Prior to being appointed Chief Accounting Officer of the Company in January 2012, Mr. Fierman served as Senior Vice President of Finance and Chief Financial Officer of Distribution Services, Inc. since July 2011, when he joined the Company. Prior to joining the Company, Mr. Fierman served as Executive Vice President and Chief Financial Officer of Source Interlink Companies from November 2002 to January 2011 and Senior Vice President of Finance of Source Interlink Companies from January 1999 to November 2002. Source Interlink Companies was an integrated media, publishing, merchandising and logistics company. From 1997 to 1999, Mr. Fierman served as Chief Financial Officer and Treasurer of Brand Manufacturing Corp., and Mr. Fierman was an accounting professional between 1982 and 1997. Mr. Fierman received a B.S. degree in Accounting from Brooklyn College, City University of New York and passed the Certified Public Accountant exam in 1987.

Eric S. Klee has been Senior Vice President, Secretary and General Counsel since February 2014. Prior to being appointed Senior Vice President, Mr. Klee served as Vice President, Secretary, and General counsel since March 2013 and served as Vice President, Secretary and Deputy General Counsel since June 2012 when he joined the Company.  Prior to joining the Company, Mr. Klee was the Secretary and General Counsel of Prestige Brands Holdings from March 2010 through February 2012 and served as Associate General Counsel for Prestige Brands Holdings from April 2006 through March 2010.  Mr. Klee was an Associate at Kane Kessler, P.C. from July 2003 to April 2006. Mr. Klee also served as Assistant General Counsel of NBTY, Inc. from January 2002 to December 2002. From January 2000 to January 2002, Mr. Klee was an Associate at Kaye Scholer LLP.  From September 1997 to January 2000, Mr. Klee was an Associate at White & Case LLP. Mr. Klee received a B.A. degree from Tufts University and a J.D. degree from Syracuse University College of Law. Mr. Klee is licensed to practice law in the State of New York.

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

Our Board has adopted a Code of Ethics and Corporate Conduct that applies to our principal executive officers and senior financial officers, and a Statement of Corporate Governance and a policy regarding Related Person Transactions. Our Code of Ethics and Corporate Conduct, Statement of Corporate Governance and policy regarding Related Person Transactions are available on our website, http://www.americanmediainc.com, under “About Us,” and our Audit Committee Charter is available under "About Us," under "Board Committees," and all documents are otherwise available in print to any stockholder who requests them from our Corporate Secretary. Please direct all requests to: Corporate Secretary, American Media, Inc., 4 New York Plaza, 2nd Floor, New York, New York 10004.

Board Independence

Our Board consists of eight members. Since our securities are not listed on any national securities exchange, there are no exchange-based independence standards applicable to our Board. However, the Board reviewed the independence of its members based on the independence definition set forth in the NASDAQ Marketplace rules and determined that Messrs. Maslowe, Koones, Elkins, Licht, Hughes and Russell (former Director) and Ms. Tolson (former Director) would be deemed independent (the “Independent Directors”). Messrs. Baiera and Klein would not be deemed independent, due to their association with Angelo Gordon and Avenue, respectively. Mr. Pecker, who serves as our Chairman of the Board, President and Chief Executive Officer, would not qualify as independent. In making these determinations, the Board considered all relationships between us and each director and each director’s family members and other potential conflicts. Our Board has not appointed a lead independent director and believes this structure allows it the flexibility to select, on as needed basis, any of its independent directors to manage or supervise a project based on a specific director's background and experience and the subject matter for such project.

A number of our Independent Directors are currently serving or have served as members of senior management of other public companies and have served as directors of other public companies. We believe that the number of independent, experienced directors that make up our Board benefits our Company and our stockholders.

Board of Directors and Committees

Our Board held eight meetings during fiscal 2014. All of the directors attended 75% or more of the aggregate number of meetings of our Board and the committees on which they served. The non-employee members of our Board also met (or were offered the opportunity to do so) in executive session without management present as part of each regular meeting.

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

Audit Committee

The members of our audit committee, as appointed by the Board, are Messrs. Maslowe, Licht and Hughes, with Mr. Maslowe serving as the Chairperson. Messrs. Maslowe, Licht and Hughes are Independent Directors. Ms. Tolson, who was an Independent Director, voluntarily resigned from the Board on July 7, 2014 and ceased serving on the Audit Committee. The Board has determined that Mr. Maslowe meets the SEC criteria and definition of “audit committee financial expert” and has the requisite financial sophistication as defined under the applicable rules and regulations of the NASDAQ Marketplace.

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

The audit committee met seven times during fiscal 2014.

Compensation Committee

The members of our compensation committee, as appointed by the Board, are Messrs. Elkins, Baiera, Koones, Klein and Pecker, with Mr. Elkins serving as the Chairperson. Messrs. Elkins and Koones are Independent Directors. Mr. Russell, who was an Independent Director, voluntarily resigned from the Board on June 12, 2014 and ceased serving the Compensation Committee.

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

The compensation committee met four times during fiscal 2014.

Communication with the Board

Stockholders and other interested parties may communicate with our Board and other non-management directors by sending written communications to the directors c/o our Corporate Secretary, 4 New York Plaza, New York, New York 10004.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis provides detailed information about compensation programs for our named executive officers (the "Named Executive Officers"). Our Named Executive Officers for fiscal 2014 were David J. Pecker, Chairman, Chief Executive Officer and President; Christopher Polimeni, Executive Vice President, Chief Financial Officer and Treasurer; Joseph Bilman, Executive Vice President, Chief Digital Officer and Global Head of Business Development, Kevin Hyson, Executive Vice President and Chief Marketing Officer and David Bonnett, Executive Vice President and Chief Information Officer.

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

Determination of Our Chief Executive Officer’s Compensation

The Board formally reviews our Chief Executive Officer's performance annually. This review is based on our Chief Executive Officer's performance against specific objectives, which include the progress made by our company in implementing its business strategy and achieving its business objectives, both short-term and long-term. This review, which is reported in detail to the Compensation Committee, considers both quantitative and qualitative performance matters and is a key factor that the Compensation Committee uses in setting our Chief Executive Officer's compensation and respective components for the coming year. Specific business objectives and goals that were part of our Chief Executive Officer's performance review for 2014 included the financial performance of our company, progress towards achieving our company's long-term strategic objectives and the development of key leadership talent.

The Compensation Committee meets in executive session to determine the compensation of our Chief Executive Officer. Members of management, including our Chief Executive Officer, do not make any recommendations regarding the compensation of our Chief Executive Officer. The Compensation Committee Chairperson presents the Compensation Committee's decisions on the compensation for our Chief Executive Officer to the Board for their information. Although the Chief Executive Officer is a member of our Compensation Committee, he does not attend the executive session when his compensation is discussed and determined.

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

The following table reflects the range of eligible annual discretionary bonus and annual cash incentive payments that could have been earned, for each Named Executive Officer, pursuant to the terms of each Named Executive Officers’ employment agreement or arrangement and the amount of annual discretionary bonus paid for fiscal 2014 as determined at the sole discretion of the Chief Executive Officer (except with respect to his discretionary bonus) and the Compensation Committee:

	Annual Discretionary		Annual	Annual Cash Incentive			Annual
	Bonus Range		Discretionary	Bonus Range			Cash
	Minimum	Maximum	Bonus	Minimum	Target	Maximum	Incentive
David J. Pecker	$—	$875,000	$875,000	$—	$—	$—	$—
Christopher Polimeni	$—	$175,000	$175,000	$—	$—	$—	$—
Joseph Bilman (1)	$—	$—	$—	$—	$375,000	$850,000	$408,974
Kevin Hyson	$—	$175,000	$150,000	$—	$—	$—	$—
David Bonnett	$65,000	$—	$100,000	$—	$—	$—	$—

(1) In fiscal 2014, Mr. Bilman was eligible to earn an annual cash incentive payment in the amount of $375,000 if the Adjusted EBITDA of the digital properties met or exceeded a specified target. In the beginning of fiscal 2014, the Board of Directors set the Adjusted EBITDA target for the digital properties at $6.4 million. If the digital properties Adjusted EBITDA was less than 90% of the target set by the Board of Directors, then Mr. Bilman would not be entitled to any annual cash incentive payment for fiscal 2014 and any bonus he would have received would have been awarded at the discretion of the Chief Executive Officer and the Compensation Committee. As the digital properties Adjusted EBITDA for fiscal 2014 was $7.0 million, the Chief Executive Officer and the Compensation Committee determined that Mr. Bilman earned 109% of the annual cash incentive target.

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

None of the Named Executive Officers received a grant of restricted stock during fiscal 2014. The Compensation Committee granted 3,053 shares of restricted stock to Mr. Pecker and 28,542 shares of restricted stock to Mr. Polimeni subsequent to March 31, 2014.

Benefits and Perquisites

Our officers, including our Named Executive Officers, participate in a full range of health, welfare and life insurance benefits and are covered by the same plans as other exempt employees. Perquisites do not comprise a major component in our executive compensation program.

We provide support to our Chief Executive Officer for personal financial management services. Since this financial manager is familiar with our compensation program, our Chief Executive Officer’s financial management is enhanced, thereby providing a benefit to the Company and our Chief Executive Officer. The cost of this service was $31,617 in fiscal 2014, including the gross-up in taxes to make the Chief Executive Officer whole to the extent that taxes were imposed on the Chief Executive Officer in respect of such financial management benefit.

We may, from time to time, provide a housing allowance for an executive officer in instances where we have asked an executive to relocate. Mr. Hyson receives a housing allowance of $2,500 per month.

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

The Compensation Committee selected the triggering events for change in control and termination benefits for our Chief Executive Officer based on its judgment that these events would likely result in the job security distractions and retention concerns described above. Our change in control compensation protection arrangements for our Chief Executive Officer require the occurrence of two events (a so-called “double trigger”) to trigger payments: (1) a “change in control,” and (2) termination “without cause” by the Company or termination by the officer with “good reason” within one year of the change in control.

Upon the occurrence of both triggering events, certain benefits would be provided to the Chief Executive Officer. These benefits include a severance payment in the form of installment payments of base salary for a period of two years and continued benefits and outplacement services for a period of one year. In addition to the severance provisions of the change in control compensation protection arrangements for the Chief Executive Officer, there are also provisions within our long-term equity compensation plans that provide for accelerated vesting of all outstanding shares of restricted stock upon a change in control without requiring termination of employment.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee has five members: Mr. Elkins, who serves as the Chairperson, and Messrs. Pecker, Koones, Baiera and Klein. Mr. Russell, an Independent Director, voluntarily resigned from the Board on June 12, 2014 and ceased serving on the Compensation Committee. Messrs. Elkins and Koones are Independent Directors. Mr. Pecker serves as the Chairman of the Board, President and Chief Executive Officer of the Company, Mr. Baiera is associated with Angelo Gordon and was not determined by the Board to be an Independent Director due to his affiliation with Angelo Gordon and Mr. Klein is associated with Avenue and was not determined by the Board to be an Independent Director due to his affiliation with Avenue. Mr. Elkins has been determined to be an Independent Director, however Mr. Elkins has a consulting agreement with the Company to provide certain financial advisory services through Roxbury Advisory, LLC, a company controlled by Mr. Elkins, pursuant to a one year consulting agreement. Purchases of these services from Roxbury Advisory, LLC totaled $120,000 during fiscal 2014.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the preceding Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for fiscal 2014.

Respectfully submitted,

Michael Elkins, Chairperson
David J. Pecker
Charles Koones
Gavin Baiera
Randal Klein

The foregoing section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filings of the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the Securities Act of 1933, as amended (the "Securities Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

Summary Compensation Table

The summary compensation table and supplemental tables on the following pages disclose compensation information for our Named Executive Officers during fiscal 2014, 2013 and 2012.

Name and Principal Position	Year	Salary	(1) Bonus	(2) Stock Awards	(3) Non-Equity Incentive Plan Compensation	(4) All Other Compensation	Total
David J. Pecker, Chairman, Chief Executive Officer and President	2014	$1,750,000	$875,000	$—	$—	$31,617	$2,656,617
	2013	$1,750,000	$500,000	$—	$—	$110,737	$2,360,737
	2012	$1,750,000	$175,000	$—	$—	$66,405	$1,991,405

Christopher Polimeni, Executive Vice President, Chief Financial Officer and Treasurer	2014	$400,000	$175,000	$—	$—	$77,424	$652,424
	2013	$350,000	$100,000	$—	$—	$—	$450,000
	2012	$335,000	$50,000	$—	$—	$—	$385,000

Joseph Bilman, Executive Vice President, Chief Digital Officer and Global Head of Business Development (5)	2014	$425,000	$—	$—	$408,974	$—	$833,974
	2013	$284,423	$250,000	$175,000	$—	$10,000	$719,423

Kevin Hyson, Executive Vice President and Chief Marketing Officer	2014	$325,000	$150,000	$—	$—	$30,000	$505,000
	2013	$325,000	$100,000	$—	$—	$22,868	$447,868
	2012	$325,000	$100,000	$19,932	$—	$12,000	$456,932

David Bonnet, Executive Vice President and Chief Information Officer (6)	2014	$310,000	$100,000	$—	$—	$32,424	$442,424

(1)
Represents annual discretionary bonus as determined in the sole discretion of the Chief Executive Officer and the Compensation Committee, except with respect to the Chief Executive Officer's bonus which was determined solely by the Compensation Committee.

(2)
The stock awards column reports the aggregate grant date fair value of the restricted stock awards granted to Named Executive Officers. The aggregate grant date fair value is computed in accordance with Accounting Standards Codification Topic 718, disregarding estimates for forfeitures, and is based on the estimated fair value of American Media, Inc.'s common stock on the date of grant. See Note 14, “Capital Structure - Equity Incentive Plan” to our consolidated financial statements included elsewhere in this Annual Report for assumptions made in valuing stock awards.

(3)
Represents annual cash incentive payments earned, which allowed participating individuals to earn a target bonus based on their position in the Company and the achievement of certain performance measures as discussed in the Compensation Discussion and Analysis section of this Item 11. Executive Compensation.

(4)
Amounts under the “All Other Compensation” column consist, as indicated in the following table, of Company payments of financial management services with respect to Mr. Pecker, with respect to Messrs. Polimeni, Bilman and Bonnett one-time incentive payments and with respect to Mr. Hyson, a housing allowance.

	Financial
	Management		Housing
Executive and Fiscal Year	Services		Allowance	Other
David J. Pecker
Fiscal 2014	$20,254	(a)	$—	$11,363	(b)
Fiscal 2013	$95,994	(a)	$—	$14,743	(b)
Fiscal 2012	$66,405	(a)	$—	$—
Christopher Polimeni
Fiscal 2014	$—		$—	$77,424	(c)
Joseph Bilman
Fiscal 2013	$—		$—	$10,000	(c)
Kevin Hyson
Fiscal 2014	$—		$30,000	$—
Fiscal 2013	$—		$22,868	$—
Fiscal 2012	$—		$12,000	$—
David Bonnett
Fiscal 2014	—		$—	32,424	(c)

(a)
Includes $8,414, $35,994 and $26,905 of gross-up in taxes to make the Chief Executive Officer whole to the extent that taxes were imposed on the Chief Executive Officer in respect of such financial management benefits for fiscal year 2014, 2013 and 2012, respectively.

(b)
Represents reimbursement of country club dues and includes $5,126 and $6,243 of gross-up in taxes to make the Chief Executive Officer whole to the extent that taxes were imposed on the Chief Executive Officer in respect of such benefits for fiscal year 2014 and 2013, respectively.

(c)	Represents one-time incentive payments for the achievement of specific, individual, short-term projects during fiscal 2014 and 2013.

(5)	Mr. Bilman joined the Company as Executive Vice President and Chief Digital Officer in August 2012.
(6)	Mr. Bonnett was not a Named Executive Officer in fiscal 2013 or 2012. As a result, compensation information for such fiscal years is not required to be provided in this Summary Compensation Table.

Grant of Plan Based Awards Table

The following table supplements the disclosures set forth in columns titled Stock Awards and Non-Equity Incentive Plan Compensation of the Summary Compensation Table and reports stock awards granted to Named Executive Officers in fiscal 2014 under the American Media, Inc. Equity Incentive Plan (the "Equity Incentive Plan") and cash incentive plan awards to Named Executive Officers in fiscal 2014:

2014 Grants of Plan-Based Awards
		Estimated future payouts under non-equity incentive plan awards (1)			All other stock awards: Number of shares of stock or units (#)	Grant date fair value of stock and option awards ($)
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)
David J. Pecker	—	$—	$—	$—	—	$—
Christopher Polimeni	—	$—	$—	$—	—	$—
Joseph Bilman	—	$—	$375,000	$850,000	—	$—
Kevin Hyson	—	$—	$—	$—	—	$—
David Bonnett	—	$—	$—	$—	—	$—

(1) Payments are made pursuant to the terms set forth in the Named Executive Officer’s employment agreement or other employment arrangements. Targets, where applicable, are set by the Compensation Committee at the beginning of the fiscal year.

Each Named Executive Officer was paid his base salary pursuant to his employment agreement or other employment arrangements. The employment agreements and arrangements for the Named Executive Officers also provide for discretionary bonuses, if any, to be paid at the discretion of the Chief Executive Officer and the Compensation Committee. In fiscal 2014, 2013 and 2012, the Compensation Committee exercised its discretion and paid bonuses to the Named Executive Officers, except with respect to Mr. Bilman who received a cash incentive plan payment for fiscal 2014 for exceeding the targets for Adjusted EBITDA of the digital properties.

In connection with the bankruptcy proceeding and related financial restructuring completed in fiscal 2011, each of the Named Executive Officers received grants of restricted common stock that will vest upon the Company’s consummating an initial public offering of the Company’s common stock or a change in control of the Company. The restricted stock grants in fiscal 2011 were made to reward the Named Executive Officers for their efforts in completing the bankruptcy proceeding and financial restructuring and ensuring that their interests were aligned with the interests of the Company’s stockholders after giving effect to such restructuring. Mr. Bilman and Mr. Hyson also received grants of restricted common stock with the same vesting provisions in fiscal 2013 and 2012, respectively. In April 2014, Mr. Polimeni received a grant of restricted common stock with the same vesting provisions.

Pursuant to his employment agreement with the Company, during fiscal 2014, 2013 and 2012, the Company paid for certain financial management services to be provided to Mr. Pecker, together with a supplemental gross-up payment to cover Mr. Pecker’s income tax owed for such financial management services fees. During fiscal 2014, Messrs. Polimeni and Bonnett received one-time incentive payments for the achievement of specific, individual, short-term projects. During fiscal 2013, Mr. Bilman received a one-time incentive payment for the achievement of specific, individual, short-term projects. In addition, during fiscal 2014, 2013 and 2012, Mr. Hyson received a monthly housing allowance from the Company to subsidize a residence near the New York office.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table is intended to supplement and enhance the understanding of equity compensation that has been previously awarded and remains outstanding:

	Outstanding Equity Awards at Fiscal Year-End
	Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)
David J. Pecker	555,555	$1,111,110
Christopher Polimeni	111,111	$222,222
Joseph Bilman	35,000	$70,000
Kevin Hyson	43,550	$87,100
David Bonnett	30,667	$61,334

(1) The Company’s common stock is not publicly traded. The “market value” of the Company’s stock at the end of fiscal 2014 is deemed to be $2.00 per share for this table, taking into consideration the absence of a public market for the shares. The shares in this column are restricted shares awarded under the Equity Incentive Plan.

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

Christopher Polimeni

If Mr. Polimeni’s employment is terminated by the Company “without cause,” then, in addition to payments of accrued compensation (including any earned but unpaid bonus) and benefits through the date of termination, the executive will be entitled to receive the following:

•	severance payment equal to twelve months of the executive’s annual base salary then in effect payable in installments over a period of twelve months following his termination of employment.

Joseph Bilman

If Mr. Bilman’s employment is terminated by the Company “without cause,” then, in addition to payments of accrued compensation (including any earned but unpaid bonus) and benefits through the date of termination, the executive will be entitled to receive the following:

•	severance payment equal to nine months of the executive’s annual base salary then in effect payable in installments over a period of nine months following his termination of employment.

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

David Bonnett

If Mr. Bonnett’s employment is terminated by the Company “without cause” then, in addition to payments of accrued compensation (including any earned but unpaid bonus) and benefits through the date of termination, the executive will be entitled to receive the following:

•	severance payment equal to $121,000 in installments over a period of nine months following his termination of employment.

Summary of Potential Payments

The following table summarizes the payments that would be made to our Named Executive Officers upon the occurrence of certain qualifying terminations of employment, including in connection with a change in control, assuming that each Named Executive Officer’s termination of employment with the Company occurred on March 31, 2014 and, where relevant, that a change in control of the Company occurred on March 31, 2014.

Amounts shown in the table below do not include (i) accrued but unpaid salary through the date of termination and (ii) other benefits earned or accrued by the Named Executive Officer during his employment that are available to all salaried employees.

Name	Benefit			Termination By Company Without Cause	Termination By Named Executive Officer With Good Reason	Qualifying Termination upon Change in Control
David J. Pecker	Severance		(1)	$1,750,000	$1,750,000	$3,500,000
	Unvested Restricted Stock	*	(2)	$1,111,110	$1,111,110	$1,111,110
	Benefit values		(3)	$14,196	$14,196	$14,196
	Outplacement services		(4)	$30,000	$30,000	$30,000
	Excise gross up		(5)	$—	$—	$584,380
	Total			$2,905,306	$2,905,306	$5,239,686

Christopher Polimeni	Severance		(1)	$400,000	$—	$400,000
	Unvested Restricted Stock	*	(2)	$—	$—	$222,222
	Total			$400,000	$—	$622,222

Joseph Bilman	Severance		(1)	$318,750	$—	$318,750
	Unvested Restricted Stock	*	(2)	$—	$—	$70,000
	Total			$318,750	$—	$388,750

Kevin Hyson	Severance		(1)	$162,500	$—	$162,500
	Unvested Restricted Stock	*	(2)	$—	$—	$87,100
	Total			$162,500	$—	$249,600

David Bonnett	Severance		(1)	$121,000	$—	$121,000
	Unvested Restricted Stock	*	(2)	$—	$—	$61,334
	Total			$121,000	$—	$182,334

*	These payouts would occur upon a change in control, without requiring termination of employment.
(1)	Represents continuation of salary payments for the payout period provided under each Named Executive Officer's employment agreement or arrangement.
(2)
Represents the aggregate value of the executive's unvested restricted stock that would have vested on an accelerated basis, determined by multiplying the number of accelerating shares by the assumed fair market value of our common stock of $2.00 per share on March 31, 2014.

(3)
Represents the estimated value associated with the continuation of health, life insurance and disability benefits for the payout period provided under Mr. Pecker’s employment agreement, based on cost to provide such coverage as of March 31, 2014.

(4)
Represents the estimated value associated with providing outplacement services for the payout period provided under Mr. Pecker’s employment agreement based on our estimate of the costs as of March 31, 2014 to provide such benefit.

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

Mr. Pecker

In March 2009, the Company entered into an employment agreement with Mr. Pecker, pursuant to which Mr. Pecker serves as its Chairman, President and Chief Executive Officer. The initial term of the agreement was for two years, with an annual base salary of $1,500,000. After the initial term, the agreement was amended to, among other things, extend the terms of Mr. Pecker’s employment through March 31, 2013 and increase the annual base salary to $1,750,000. Mr. Pecker’s agreement, will automatically renew for an unlimited number of one year periods (the “Subsequent Term”), unless either party provides 60 days prior written notice before the beginning of the Subsequent Term. In November 2013, the employment agreement was amended, to among other things, extend the term of Mr. Pecker’s employment through March 31, 2015. Mr. Pecker may from time to time be eligible to earn an annual discretionary bonus up to 50% of his base salary at the discretion of the Compensation Committee.

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

Mr. Polimeni

In March 2010, the Company entered into an employment agreement with Mr. Polimeni, pursuant to which Mr. Polimeni serves as its Executive Vice President, Chief Financial Officer and Treasurer. In March 2012, the employment agreement was amended, to among other things, extend the term of Mr. Polimeni’s employment through March 31, 2013 and increase the annual salary from $335,000 to $350,000, effective April 1, 2012. As of January 2013, the employment agreement was amended to, among other things, extend the terms of Mr. Polimeni's employment through March 31, 2014 and increase the annual salary from $350,000 to $400,000, effective April 1, 2013. In January 2014, the employment agreement was amended, to among other things, extend the term of Mr. Polimeni's employment through March 31, 2015. Mr. Polimeni is eligible to earn an annual discretionary bonus up to $175,000 at the discretion of the Chief Executive Officer and the Compensation Committee. In addition, Mr. Polimeni is entitled to participate in all employee benefits and incentive compensation plans offered by the Company.

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

Mr. Bilman

In June 2012, the Company entered into an employment arrangement with Mr. Bilman, pursuant to which Mr. Bilman currently serves as its Executive Vice President, Chief Digital Officer and Global Head of Business Development. Mr. Bilman's annual base salary is $425,000. Mr. Bilman is eligible to earn an annual cash incentive payment based on the financial results of the digital properties as measured by EBITDA, as approved by the Board. Mr. Bilman earned $408,974 for fiscal 2014. In addition, Mr. Bilman is entitled to participate in all employee benefits and incentive compensation plans offered by the Company.

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

Mr. Hyson

In November 2004, the Company entered into an employment agreement with Mr. Hyson, pursuant to which Mr. Hyson serves as its Executive Vice President and Chief Marketing Officer. Mr. Hyson’s annual base salary is $325,000. In January 2012, the employment agreement was amended to extend the term of Mr. Hyson’s employment through March 31, 2013. As of January 2013, the employment agreement was amended to, among other things, extend the terms of Mr. Hyson's employment through March 31, 2014. In January 2014, the employment agreement was amended, to among other things, extend the term of Mr. Hyson's employment through March 31, 2015. Mr. Hyson is eligible to earn an annual discretionary bonus up to $175,000 at the discretion of the Chief Executive Officer and the Compensation Committee. In addition, Mr. Hyson is entitled to participate in all employee benefits and incentive compensation plans offered by the Company.

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

Mr. Bonnett

In April 2002, the Company entered into an employment agreement with Mr. Bonnett, pursuant to which Mr. Bonnett currently serves as its Executive Vice President and Chief Information Officer. In January 2010, the employment agreement was amended, to among other things, extend the term of Mr. Bonnett’s employment through March 31, 2012. In November 2011, the employment agreement was amended, to among other things, extend the term of Mr. Bonnett’s employment through March 31, 2014. Mr. Bonnett's annual base salary is $310,000. In January 2014, the employment agreement was amended, to among other things, extend the term of Mr. Bonnett's employment through March 31, 2015.

In the event Mr. Bonnett is terminated by the Company without cause, and if Mr. Bonnett executes and delivers a release to the Company, he will be entitled to receive severance of $121,000 payable in the form of nine equal monthly installment payments. In the event Mr. Bonnett's employment terminates for any other reason, he is not entitled to receive any severance under the terms of his employment agreement.

Fiscal Year 2014 Director Compensation

During fiscal 2014, each Independent Director was paid $85,000, in cash, as the annual Board retainer fee and reimbursed for travel expenses to attend Board and Committee meetings. Directors who also serve as a Committee Chairperson were paid, in cash, an annual committee service retainer of $10,000 for the Audit Committee and $7,500 for the Compensation Committee. Upon certain terminations of the service of certain independent Directors from the Board, such Directors shall be entitled to receive a lump-sum cash payment equal to $35,000 for each year or partial year such Director served on the Board. Each Independent Director is eligible to receive an annual grant of 5,000 shares of restricted stock under the Equity Incentive Plan. These shares will vest upon the occurrence of a change in control or an initial public offering, each as defined in the Equity Incentive Plan (a "Liquidity Event").

The following table sets forth information regarding compensation paid to Directors during fiscal 2014. Messrs. Pecker and Baiera did not receive any compensation for their service as a Director.

DIRECTOR COMPENSATION
	(1)	(2)
	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation		Total
Name	($)	($)	($)		($)
David J. Pecker	$—	$—	$—		$—
Philip L. Maslowe	$95,000	$10,000	$—		$105,000
Charles Koones	$85,000	$10,000	$—		$95,000
Susan Tolson (3)	$85,000	$10,000	$—		$95,000
Michael Elkins	$92,500	$10,000	$120,000	(4)	$222,500
David Licht	$85,000	$10,000	$—		$95,000
David Hughes	$85,000	$10,000	$—		$95,000
Gavin Baiera (5)	$—	$—	$—		$—
Andrew Russell (6)	$85,000	$10,000	$—		$95,000

(1)	Fees earned or paid in cash were as follows:

Name	Board Retainer	Committee Chaired	Committee Chair fees	Total
David J. Pecker	$—	—	$—	$—
Philip L. Maslowe	$85,000	Audit	$10,000	$95,000
Charles Koones	$85,000	—	$—	$85,000
Susan Tolson	$85,000	—	$—	$85,000
Michael Elkins	$85,000	Compensation	$7,500	$92,500
David Licht	$85,000	—	$—	$85,000
David Hughes	$85,000	—	$—	$85,000
Gavin Baiera	$—	—	$—	$—
Andrew Russell	$85,000	—	$—	$85,000

(2)
The stock awards column reports the aggregate grant date fair value of the restricted common stock awards granted to the Independent Directors. The aggregate grant date fair value is computed in accordance with Accounting Standards Codification Topic 718, disregarding estimates for forfeitures, and is based on the estimated fair value of American Media, Inc.'s common stock on the date of grant, which management determined was $2.00 per share. See Note 14, “Capital Structure - Equity Incentive Plan” to our consolidated financial statements included elsewhere in this Annual Report for assumptions made in valuing stock awards.

(3)	On July 7, 2014, Ms. Tolson voluntarily resigned from the Board.
(4)
In January 2013, the Company and Roxbury Advisory, LLC, a company controlled by Mr. Elkins, entered into a consulting agreement to provide certain financial advisory services to the Company. The disclosed amount is for fees paid to Roxbury Advisory, LLC for financial advisory services provided by Mr. Elkins during fiscal 2014.

(5)	Mr. Baiera is affiliated with Angelo Gordon and does not receive compensation for his service on the Board.
(6)	On June 12, 2014, Mr. Russell voluntarily resigned from the Board.

As of March 31, 2014, the total outstanding unvested shares of restricted stock held by each non-employee Director were as follows:

Outstanding Stock Award
Philip L. Maslowe	7,800
Charles Koones	7,800
Susan Tolson (1)	7,800
Michael Elkins	7,800
David Licht	7,800
David Hughes	7,800
Gavin Baiera	—
Andrew Russell (2)	7,800

(1)	On July 7, 2014, Ms. Tolson voluntarily resigned from the Board and forfeited the unvested shares of restricted stock.
(2)	On June 12, 2014, Mr. Russell voluntarily resigned from the Board and forfeited the unvested shares of restricted stock.

The outstanding stock awards listed above were granted under the Equity Incentive Plan. These shares vest only upon a Liquidity Event. There is a requirement for the director to be serving on the Board on the date of a Liquidity Event. In May 2014, the Compensation Committee granted 35,000 shares of restricted stock to the Independent members of the Board of Directors for their fiscal 2015 service to the Board of Directors.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

The following table provides certain information regarding our Equity Incentive Plan as of March 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	$—	482,961
Equity compensation plans not approved by stockholders	—	$—	—
Total	—	$—	482,961

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

In December 2010, the Compensation Committee was authorized to issue up to 1.1 million shares of common stock through the issuance of restricted stock awards. In July 2013, the Compensation Committee was authorized to issue up to an additional 500,000 shares of the Company's common stock through the issuance of restricted awards. The shares of restricted stock will fully vest upon the earlier to occur of a change in control or an initial public offering, each as defined in the Equity Incentive Plan. The holder of the restricted stock will be entitled to receive dividends, if and when declared by the Company, and exercise voting rights with respect to the common shares while the shares are restricted.

In May 2014, the Compensation Committee granted 35,000 shares of restricted stock to the Independent members of the Board of Directors for their fiscal 2015 service to the Board of Directors. In addition, in July 2014, the Compensation Committee granted 75,600 shares of restricted stock certain officers of the Company and 31,600 shares of restricted stock were forfeited by members of the Board of Directors and employees upon their resignation.

Security Ownership of Certain Beneficial Owners

The table set forth below contains information as of July 31, 2014, with respect to the beneficial ownership of our common stock held by: each current Director; each Named Executive Officer; all Directors and executive officers as a group; and any person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock.

As of July 31, 2014, there were 10,000,000 shares of common stock and 1,172,150 shares of restricted common stock outstanding. The holders of the shares of restricted common stock are entitled to exercise voting rights with respect to the common shares while the shares are restricted. Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of the Company’s common stock that he, she or it beneficially owns. Except as otherwise noted below, the address of each person or entity named in the following table is c/o American Media, Inc., 1000 American Media Way, Boca Raton, Florida 33464.

Name	Amount of Beneficial Ownership		Percent of Class
Avenue Capital Management II, L.P. 399 Park Avenue, 6th Floor, New York, NY 10022	4,036,511	(1)	36.1%
Angelo, Gordon & Co., L.P. 245 Park Avenue, 26th Floor, New York, NY 10167	2,172,878	(2)	19.4%
The Capital Group Companies 333 South Hope Street, 55th Floor, Los Angeles, CA 90071	1,773,198	(3)	15.9%
Oppenheimer Funds, Inc. 6803 South Tuscan Way, Centennial, CO 80112	1,021,612	(4)	9.1%
David J. Pecker	558,608	(5)	5.0%
Philip L. Maslowe	12,800	(6)	*
Charles Koones	12,800	(6)	*
Michael Elkins	12,800	(6)	*
David Licht	12,800	(6)	*
David Hughes	12,800	(6)	*
Gavin Baiera	—	(7)	*
Randal Klein	—	(8)	*
Christopher Polimeni	139,653	(6)	1.3%
Joseph Bilman	35,000	(6)	*
Kevin Hyson	43,550	(6)	*
David Bonnett	30,667	(6)	*
Directors and executive officers as a group (fifteen persons)	940,367	(5) (6)	8.4%
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

(3)
Shares are held of record by several investment funds managed by Capital Research and Management Company, Capital Guardian Trust Company and Capital International Sàrl, which are subsidiaries of The Capital Group Companies. Capital Research and Management Company is the investment adviser to American High-Income Trust, The Bond Fund of America, American Funds Insurance Series - High-Income Bond Fund and American Funds Insurance Series - Bond Fund, each of which is a record holder of common shares. Capital International Investors, Capital Research Global Investors and Capital World Investors are investment divisions within Capital Research and Management Company. For purposes of the reporting requirements of the Securities and Exchange Act, Capital Research and Management Company, Capital International Investors, Capital Research Global Investors or Capital World Investors may be deemed to be the beneficial owner of all of the common stock held by the funds discussed above which are advised by Capital Research and Management Company. Each of Capital Research and Management Company, Capital International Investors, Capital Research Global Investors and Capital World Investors, however, expressly disclaims that it is, in fact, the beneficial owner of the common stock.  David Barclay, David Daigle, Abner Goldstine and Marcus Linden, as portfolio managers, have voting and investment power over the shares owned by American High-Income Trust. John Smet, Andrew Barth, Robert Neithart, David Daigle, David Hoag, Thomas Hogh, and Wesley Phoa, as portfolio managers, have voting and investment power over the shares owned by The Bond Fund of America. David Barclay, David Daigle and Marcus Linden, as portfolio managers, have voting and investment power over the shares owned by American Funds Insurance Series - High-Income Bond Fund. David Barclay, David Hoag and Thomas Hogh, as portfolio managers, have voting and investment power over the shares owned by American Funds Insurance Series - Bond Fund. Capital Guardian Trust Company is the investment adviser for Capital Group U.S. High-Yield Fixed-Income Master Fund. For purposes of the reporting requirements of the Securities Exchange Act, Capital Guardian Trust Company may be deemed to be the beneficial owner of all of the shares held by Capital Group U.S. High-Yield Fixed-Income Master Fund. Capital Guardian Trust Company, however, expressly disclaims that it is, in fact, the beneficial owner of the common stock.  David Daigle, Laurentius Harrer and Robert Neithart, as portfolio managers, have voting and investment power over the common stock owned by Capital Group U.S. High-Yield Fixed-Income Master Fund. Capital International Sàrl is the investment adviser for Capital International Global High Income Opportunities. For purposes of the reporting requirements of the Securities Exchange Act, Capital International Sàrl may be deemed to be the beneficial owner of all the shares held by Capital International Global High Income Opportunities. Capital International Sàrl, however, expressly disclaims that it is, in fact, the beneficial owner of the common stock.  David Daigle, Laurentius Harrer and Robert Neithart, as portfolio managers, have voting and investment power over the shares owned by Capital International Global High Income Opportunities.  The information set forth in this footnote is based on information provided to us by The Capital Group Companies.

(4)
Shares are held of record by certain investment funds managed by OppenheimerFunds, Inc. (“OppenheimerFunds”). OppenheimerFunds may be deemed to have voting and investment power over the shares and be beneficial owner of the shares. OppenheimerFunds disclaims any beneficial ownership. The information set forth in this footnote is based on information provided to us by OppenheimerFunds.

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

(7)	Gavin Baiera is associated with Angelo Gordon. Mr. Baiera disclaims beneficial ownership of shares of common stock owned by Angelo Gordon or the investment funds and accounts managed by Angelo Gordon.
(8)	Randal Klein is associated with Avenue. Mr. Klein disclaims beneficial ownership of shares of common stock owned by Avenue or the investment funds and accounts managed by Avenue.

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

Information Rights. The Stockholders’ Agreement provides that the Committee Holders have the right up to four times per year to inspect the properties, books and other records of the Company and its subsidiaries at reasonable times and upon reasonable notice and subject to certain limitations. In addition, each of the aforementioned parties to the Stockholders Agreement, subject to certain limitations, is entitled to have access to the same financial information as the holders of the notes. All such information shall be subject to a customary confidentiality obligation.

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

Pursuant to the Merger and the Merger Agreement, the aforementioned Stockholders Agreement will automatically be terminated upon consummation of the Merger.

Other Relationships

In January 2013, the Company and Mr. Elkins, a member of our Board of Directors, entered into a one year consulting agreement for Mr. Elkins to provide certain financial advisory services through Roxbury Advisory, LLC, a company controlled by Mr. Elkins. In February 2014, the consulting agreement was extended for an additional one year period. Payments for these services from Roxbury Advisory, LLC totaled $120,000 and $20,000 during fiscal 2014 and 2013, respectively. Mr. Elkins was affiliated with Avenue Capital, a significant stockholder of the Company, until January 2013.

Item 14.     Principal Accounting Fees and Services.

The following table sets forth fees for professional services provided by Deloitte & Touche LLP, the Company's independent registered public accounting firm, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, “Deloitte”) for the audit of the Company’s financial statements for fiscal 2014 and 2013 and fees billed for audit related services, tax services and all other services rendered by Deloitte during fiscal 2014 and 2013:

	2014	2013
Audit Fees (1)	$944,806	$967,142
Audit Related Fees (2)	$75,000	$310,000
Tax Fees (3)	$53,981	$70,959
All Other Fees	$7,000	$2,000
Total Fees	$1,080,787	$1,350,101

(1)
Represents aggregate fees for professional services provided in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	For fiscal 2013, includes aggregate fees for professional services provided in connection with the preparation of the registration statement filed with the SEC in August 2012.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following Consolidated Financial Statements filed as part of this report can be found in Item 8 “Financial Statements and Supplementary Data” of this Annual Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of March 31, 2014 and 2013
•	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the fiscal years ended March 31, 2014, 2013 and 2012
•	Consolidated Statements of Stockholders' Deficit for the fiscal years ended March 31, 2014, 2013 and 2012
•	Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2014, 2013 and 2012
•	Notes to Consolidated Financial Statements
•	Schedule II - Valuation and Qualifying Accounts for the fiscal years ended March 31, 2014, 2013 and 2012

(b) Exhibits

Exhibit Number	Description
2.1
Debtors' Amended Joint Prepackaged Plan of Reorganization under Chapter 11 of the Bankruptcy Code, filed December 15, 2010 (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

2.2
Agreement and Plan of Merger, dated as of August 15, 2014, among AMI Parent Holdings LLC, AMI Merger Corporation and American Media, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 15, 2014).

3.1
Second Amended and Restated Certificate of Information of American Media, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

3.2	Second Amended and Restated By-Laws of American Media, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
4.1
Stockholders Agreement, dated as of December 22, 2010, among American Media, Inc. and its stockholders signatory thereto (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

4.2
Indenture, dated as of December 1, 2010, between AMO Escrow Corporation (predecessor-in-interest to American Media, Inc.) and Wilmington Trust FSB, as trustee and collateral agent, related to AMO Escrow Corporation's 11.5% First Lien Senior Secured Notes due 2017 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

4.3	Form of 11.5% First Lien Senior Secured Notes due 2017 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
4.4
First Supplemental Indenture, dated December 22, 2010, among American Media, Inc., the guarantors listed on the signatory pages thereto and Wilmington Trust FSB, as trustee and collateral agent, related to American Media, Inc.'s 11.5% First Lien Senior Secured Notes due 2017 (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

4.5
Second Supplemental Indenture, dated May 13, 2011, among American Media, Inc., AMI Digital, Inc. and Wilmington Trust FSB, as trustee and collateral agent, related to American Media, Inc.'s 11.5% First Lien Senior Secured Notes due 2017 (incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

4.6
Third Supplemental Indenture, dated April 25, 2012, among American Media, Inc., Odyssey Magazine Publishing Group LLC (predecessor-in-interest to Odyssey Magazine Publishing Group, Inc.) and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent, related to American Media, Inc.'s 11.5% First Lien Senior Secured Notes due 2017 (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

4.7
Fourth Supplemental Indenture, dated as of August 15, 2014, between American Media, Inc. and Wilmington Trust, National Association, as Trustee and Collateral Agent, to the Indenture, dated as of December 1, 2010, among American Media, Inc. (as successor by merger to AMO Escrow Corporation), the guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee and Collateral Agent, relating to the 11½% First Lien Senior Secured Notes due 2017 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 15, 2014).

4.8
Indenture dated as of December 22, 2010, among American Media, Inc., the guarantors listed on the signature pages thereto and Wilmington Trust FSB, as trustee and collateral agent, relating to American Media, Inc.'s 13.5% Second Lien Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

4.9	Form of 13.5% Second Lien Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
4.10
First Supplemental Indenture, dated as of May 13, 2011, among American Media, Inc., AMI Digital, Inc. and Wilmington Trust FSB, as trustee and collateral agent, related to American Media, Inc.'s 13.5% Second Lien Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

4.11
Second Supplemental Indenture, dated as of April 25, 2012, among American Media, Inc., Odyssey Magazine Publishing Group LLC (predecessor-in-interest to Odyssey Magazine Publishing Group, Inc.) and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent, related to American Media Inc.'s 13.5% Second Lien Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

4.12
Third Supplemental Indenture, dated as of August 15, 2014, between American Media, Inc. and Wilmington Trust, National Association, as Trustee and Collateral Agent, to the Indenture, dated as of December 22, 2010, among American Media, Inc., the guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee and Collateral Agent, relating to the 13½% Second Lien Senior Secured Notes due 2017 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on August 15, 2014).

4.13
Registration Rights Agreement, dated as of December 1, 2010, by and between AMO Escrow Corporation (predecessor-in-interest to American Media, Inc.) and J.P. Morgan Securities LLC, as representative for the several initial purchasers listed on Schedule 1 thereto (incorporated herein by reference to Exhibit 4.11 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

4.14
Registration Rights Agreement Joinder, dated as of December 22, 2010, by American Media, Inc. and the subsidiaries of American Media, Inc. listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.12 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

4.15	American Media, Inc. Equity Incentive Plan (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
4.16
Form of Restricted Stock Agreement for American Media, Inc. Equity Incentive Plan (incorporated herein by reference to Exhibit 4.15 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

4.17
Indenture, dated as of October 2, 2013, by and among American Media, Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2013).

4.18	Form of New Second Lien PIK Notes (included in Exhibit 4.15) (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2013).
4.19
First Supplemental Indenture, dated as of August 15, 2014, between American Media, Inc. and Wilmington Trust, National Association, as Trustee and Collateral Agent, to the Indenture, dated as of October 2, 2013, among American Media, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee and Collateral Agent, relating to the 10% Second Lien Senior Secured PIK Notes due 2018 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the SEC on August 15, 2014).

4.20
Amendment to Stockholders' Agreement, dated October 2, 2013, among the Company and the stockholders party thereto (incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2013).

4.21
Waiver and Amendment to Registration Rights Agreement, dated as of October 2, 2013, among the Company, the guarantors named therein, and the majority holders named therein (incorporated herein by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2013).

10.1
Revolving Credit Agreement, dated as of December 22, 2010, among American Media, Inc., as borrower, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities, Inc., as syndication agent, J.P. Morgan Securities, LLC, as co-lead arranger and sole bookrunner, Deutsche Bank Securities, Inc. and Credit Suisse Securities (USA) LLC, as co-lead arrangers, and Credit Suisse Securities (USA) LLC, as documentation agent (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4/A filed with the SEC on September 28, 2012).

10.2
Guarantee and Collateral Agreement, dated as of December 22, 2010, among American Media, Inc., the subsidiaries of American Media, Inc. identified therein, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4/A filed with the SEC on September 28, 2012).

10.3
Collateral Agreement, dated as of December 22, 2010, among American Media, Inc., the subsidiaries of American Media, Inc. identified therein, and Wilmington Trust FSB, as collateral agent, relating to American Media, Inc.'s 11.5% First Lien Senior Secured Notes due 2017 (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4/A filed with the SEC on September 28, 2012).

10.4
Collateral Agreement, dated as of December 22, 2010, among American Media, Inc., the subsidiaries of American Media, Inc. identified therein, and Wilmington Trust FSB, as collateral agent, relating to American Media, Inc.'s 13.5% Second Lien Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4/A filed with the SEC on September 28, 2012).

10.5
First Lien Intercreditor Agreement, dated as of December 22, 2010, among American Media, Inc., the subsidiaries of American Media, Inc. listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as Agent and Credit Agreement Collateral Agent, and Wilmington Trust FSB, as Senior Secured Notes Trustee and Senior Secured Notes Collateral Agent (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.6
Junior Lien Intercreditor Agreement, dated as of December 22, 2010, among American Media, Inc., the subsidiaries of American Media, Inc. listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as Agent and Revolving Credit Collateral Agent, and Wilmington Trust FSB, as First Lien Trustee, First Lien Collateral Agent, Second Lien Trustee and Second Lien Collateral Agent (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.7		American Media, Inc. Non-Employee Director Separation Pay Plan (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
10.8		Employment Agreement of David J. Pecker dated March 2, 2009 (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4/A filed with the SEC on September 28, 2012).
10.9
Amendment No.1 to Employment Agreement of David J. Pecker dated July 9, 2010. (Incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.10
Amendment No. 2, to Employment Agreement of David J. Pecker dated November 14, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).

10.11		Employment Agreement of Christopher Polimeni dated March 8, 2010 (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
10.12
Amendment No. 1 to Employment Agreement of Christopher Polimeni dated January 17, 2011 (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.13
Amendment No. 2 to Employment Agreement of Christopher Polimeni dated March 13, 2012 (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.14
Amendment No. 3 to Employment Agreement of Christopher Polimeni dated January 20, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed with the SEC on June 24, 2013).

10.15	*	Amendment No. 4 to Employment Agreement of Christopher Polimeni dated January 2, 2014.
10.16		Employment Letter for Joseph Bilman dated June 25, 2012 (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K, filed with the SEC on June 24, 2013).
10.17		Employment Agreement of Kevin Hyson dated November 1, 2004 (incorporated herein by reference to Exhibit 10.24 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
10.18
Amendment No. 1 to Employment Agreement of Kevin Hyson dated September 12, 2006 (incorporated herein by reference to Exhibit 10.25 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.19
Amendment No. 2 to Employment Agreement of Kevin Hyson dated December 15, 2007 (incorporated herein by reference to Exhibit 10.26 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.20
Amendment No. 3 to Employment Agreement of Kevin Hyson dated September 20, 2008 (incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.21
Amendment No. 4 to Employment Agreement of Kevin Hyson dated March 19, 2009 (incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.22
Amendment No. 5 to Employment Agreement of Kevin Hyson dated October 18, 2009 (incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.23
Amendment No. 6 to Employment Agreement of Kevin Hyson dated January 17, 2011 (incorporated herein by reference to Exhibit 10.30 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.24
Amendment No. 7 to Employment Agreement of Kevin Hyson dated January 2, 2012 (incorporated herein by reference to Exhibit 10.31 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.25
Amendment No. 8 to Employment Agreement of Kevin Hyson dated as of January 20, 2013 (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K, filed with the SEC on June 24, 2013).

10.26	*	Amendment No. 9 to Employment Agreement of Kevin Hyson dated as of January 2, 2014.
10.27	*	Employment Agreement of David Bonnett dated April 1, 2002.
10.28	*	Amendment No. 1 to Employment Agreement of David Bonnett dated April 1, 2005.
10.29	*	Amendment No. 2 to Employment Agreement of David Bonnett dated August 1, 2005.
10.30	*	Amendment No. 3 to Employment Agreement of David Bonnett dated February 23, 2006.
10.31	*	Amendment No. 4 to Employment Agreement of David Bonnett dated April 4, 2006.
10.32	*	Amendment No. 5 to Employment Agreement of David Bonnett dated April 1, 2007.
10.33	*	Amendment No. 6 to Employment Agreement of David Bonnett dated November 27, 2007.
10.34	*	Amendment No. 7 to Employment Agreement of David Bonnett dated March 19, 2009.
10.35	*	Amendment No. 8 to Employment Agreement of David Bonnett dated October 18, 2009.
10.36	*	Amendment No. 9 to Employment Agreement of David Bonnett dated January 10, 2010.
10.37	*	Amendment No. 10 to Employment Agreement of David Bonnett dated January 10, 2010.
10.38	*	Amendment No. 11 to Employment Agreement of David Bonnett dated November 1, 2011.
10.39	*	Amendment No. 12 to Employment Agreement of David Bonnett dated January 2, 2014.
10.40
Preferred Stock Purchase Agreement, dated as of August 10, 2012, by and between American Media, Inc. and Hudson Publications, LLC (incorporated herein by reference to Exhibit 10.38 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.41
Exchange Agreement, dated September 27, 2013, among American Media, Inc. and the parties thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2013).

10.42
Second Lien PIK Collateral Agreement, dated as of October 2, 2013, by and among American Media, Inc., the guarantors named therein and Wilmington Trust, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2013).

10.43
Joinder, dated October 2, 2013, to the existing Junior Lien Intercreditor Agreement, dated December 22, 2010, by and among American Media, Inc., the guarantors named therein, the Credit Agreement Agent (as defined therein), Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), in its capacity as First Lien Trustee (as defined therein) and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), in its capacity as Second Lien Trustee (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2013).

10.44
Form of Indemnification Agreement by and among American Media, Inc. and the Indemnitee (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on February 14, 2014).

10.45
Note Purchase Agreement, dated as of August 15, 2014, among American Media, Inc., the subsidiary guarantors party thereto, certain funds and accounts managed by Chatham Asset Management, LLC and Omega Charitable Partnership, L.P. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 15, 2014).

10.46	*
Waiver, dated July 3, 2014, to the Revolving Credit Agreement, dated December 22, 2010 (as amended, restated, modified or supplemented from time to time), among American Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto.

10.47	*
Amendment No. 2, dated July 15, 2014, to the Revolving Credit Agreement, dated December 22, 2010 (as amended, restated, modified or supplemented from time to time), among American Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto.

10.48
Amendment No. 3, dated August 8, 2014, to the Revolving Credit Agreement, dated December 22, 2010 (as amended, restated, modified or supplemented from time to time), among American Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 14, 2014).

10.49
Amendment, dated as of August 15, 2014, among American Media, Inc., certain subsidiaries party thereto, Chatham Asset Management, LLC and Omega Charitable Partnership, L.P., to the Exchange Agreement, dated as of September 27, 2013, among American Media, Inc., certain subsidiaries party thereto, Chatham Asset Management, LLC and Omega Charitable Partnership, L.P. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on August 15, 2014).

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

AMERICAN MEDIA, INC.

Dated:	August 15, 2014	by:	/s/ David J. Pecker
David J. Pecker
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David J. Pecker	Chairman, Director, President and Chief Executive Officer	August 15, 2014
David J. Pecker	(Principal Executive Officer)

/s/ Christopher Polimeni	Executive Vice President, Chief Financial Officer and Treasurer	August 15, 2014
Christopher Polimeni	(Principal Financial and Accounting Officer)

/s/ Philip L. Maslowe	Director	August 15, 2014
Philip L. Maslowe

/s/ Charles Koones	Director	August 15, 2014
Charles Koones

/s/ Michael Elkins	Director	August 15, 2014
Michael Elkins

/s/ David Licht	Director	August 15, 2014
David Licht

/s/ David Hughes	Director	August 15, 2014
David Hughes

/s/ Gavin Baiera	Director	August 15, 2014
Gavin Baiera

/s/ Randal Klein	Director	August 15, 2014
Randal Klein