Form 10-Q
period 2014-06-30
AMERICAN MEDIA INC
filed 2014-08-20
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

AMERICAN MEDIA, INC.

FORM 10-Q for the Quarter Ended June 30, 2014

American Media, Inc. and its consolidated subsidiaries are referred to in this Quarterly Report on Form 10-Q (this "Quarterly Report") as American Media, AMI, the Company, we, our and us.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report for the fiscal quarter ended June 30, 2014 contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements relate to our current beliefs regarding future events or our future operating or financial performance. By their nature, forward-looking statements involve risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.

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

These and other factors are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “2014 Form 10-K”) under the heading “Part I, Item 1A. Risk Factors.”

We caution you not to place undue reliance on any forward-looking statement, which speaks only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	June 30, 2014	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($2,857 and $1,525 related to VIEs, respectively)	$15,060	$3,035
Trade receivables, net of allowance for doubtful accounts of $10,496 and $6,661, respectively ($0 and $1 related to VIEs, respectively)	31,759	44,636
Inventories ($807 and $285 related to VIEs, respectively)	9,113	10,910
Prepaid expenses and other current assets ($449 and $254 related to VIEs, respectively)	18,388	16,640
Total current assets	74,320	75,221
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	3,798	3,798
Furniture, fixtures and equipment	41,932	40,304
Less – accumulated depreciation	(24,613)	(23,128)
Total property and equipment, net ($29 related to VIEs)	21,117	20,974
OTHER ASSETS:
Deferred debt costs, net	7,691	8,125
Deferred rack costs, net	5,265	5,073
Investments in affiliates	3,297	2,859
Other long-term assets	3,587	3,841
Total other assets	19,840	19,898
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	186,898	186,898
Other identified intangibles, net of accumulated amortization of $120,857 and $119,773, respectively ($6,000 related to VIEs, respectively)	269,628	269,649
Total goodwill and other identified intangible assets, net	456,526	456,547
TOTAL ASSETS	$571,803	$572,640
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ($0 and $42 related to VIEs, respectively)	$24,961	$20,115
Accrued expenses and other liabilities ($47 and $122 related to VIEs, respectively)	32,263	27,801
Accrued interest	2,577	15,897
Deferred revenues ($3,216 and $1,014 related to VIEs, respectively)	33,781	33,318
Total current liabilities	93,582	97,131
NON-CURRENT LIABILITIES:
Senior secured notes	474,286	469,477
Revolving credit facility	35,600	29,000
Other non-current liabilities	6,934	7,172
Deferred income taxes	102,323	98,833
Total liabilities	712,725	701,613
COMMITMENTS AND CONTINGENCIES (See Note 11)
Redeemable noncontrolling interests (see Note 10)	3,000	3,000
STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 14,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2014 and March 31, 2014	1	1
Additional paid-in capital	822,723	822,723
Accumulated deficit	(966,434)	(954,466)
Accumulated other comprehensive loss	(212)	(231)
Total stockholders' deficit	(143,922)	(131,973)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$571,803	$572,640
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,
	2014	2013
OPERATING REVENUES:
Circulation	$46,229	$50,275
Advertising	30,116	32,711
Other	1,910	7,406
Total operating revenues	78,255	90,392
OPERATING EXPENSES:
Editorial	9,418	9,436
Production	20,012	23,235
Distribution, circulation and other cost of sales	12,781	16,230
Selling, general and administrative	26,997	21,833
Depreciation and amortization	3,358	3,092
Total operating expenses	72,566	73,826
OPERATING INCOME	5,689	16,566
OTHER INCOME (EXPENSES):
Interest expense	(13,987)	(14,677)
Amortization of deferred debt costs	(434)	(385)
Other income (expenses), net	314	(251)
Total other expenses, net	(14,107)	(15,313)
(LOSS) INCOME BEFORE INCOME TAXES	(8,418)	1,253
INCOME TAX PROVISION	3,620	488
NET (LOSS) INCOME	(12,038)	765
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	70	—
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(11,968)	$765

	Three Months Ended June 30,
	2014	2013
NET (LOSS) INCOME	$(12,038)	$765
Foreign currency translation adjustment	18	43
Comprehensive (loss) income	(12,020)	808
Less: comprehensive loss attributable to noncontrolling interests	70	—
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(11,950)	$808

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net (loss) income	$(12,038)	$765
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,260	2,003
Amortization of other identified intangibles	1,098	1,089
Amortization of deferred debt costs	434	385
Amortization of deferred rack costs	1,458	1,684
Deferred income tax provision	3,493	341
Non-cash payment-in-kind interest accretion	4,809	—
Provision for doubtful accounts	4,223	200
Other	(531)	461
Changes in operating assets and liabilities:
Trade receivables	8,654	(7,228)
Inventories	1,801	(3,104)
Prepaid expenses and other current assets	(1,748)	(3,857)
Deferred rack costs	(1,650)	(747)
Other long-term assets	254	56
Accounts payable	4,985	11,593
Accrued expenses and other liabilities	4,529	(1,563)
Accrued interest	(13,320)	(13,971)
Other non-current liabilities	(238)	(59)
Deferred revenues	463	2,760
Total changes in operating assets and liabilities	3,730	(16,120)
Net cash provided by (used in) operating activities	8,936	(9,192)
INVESTING ACTIVITIES
Purchases of property and equipment	(2,541)	(3,331)
Purchases of intangible assets	(1,077)	(1,013)
Investments in affiliates	—	(250)
Other	5	(299)
Net cash used in investing activities	(3,613)	(4,893)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	28,300	34,600
Repayments to revolving credit facility	(21,700)	(18,000)
Payments for redemption of Odyssey preferred stock	—	(1,022)
Net cash provided by financing activities	6,600	15,578
Effect of exchange rate changes on cash	102	(33)
Net increase in cash and cash equivalents	12,025	1,460
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,035	2,375
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,060	$3,835

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-cash property and equipment (incurred but not paid)	$360	$403

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 1 - Nature of the Business

Description of the Business

American Media, Inc. and its consolidated subsidiaries are referred to herein as American Media, AMI, the Company, we, our and us. American Media, Inc. was incorporated under the laws of the State of Delaware in 1990 and is headquartered in Boca Raton, Florida. The Company is the largest publisher of celebrity and health and fitness magazines in the United States and operates a diversified portfolio of 14 publications. Total circulation of our print publications with a frequency of six or more times per year, were approximately 6.0 million copies per issue during three months ended June 30, 2014.

As of June 30, 2014, the Company published seven weekly publications: National Enquirer, Star, Globe, National Examiner, Country Weekly, OK! and Soap Opera Digest; two monthly publications: Muscle & Fitness and Flex; two publications that are published 10 times per year: Shape and Men's Fitness; and three bi-monthly publications: Fit Pregnancy, Natural Health and Muscle & Fitness Hers.

Our fiscal year ends on March 31, 2015 and is referred to herein as fiscal 2015.

Liquidity

The Company is highly leveraged. As of June 30, 2014, the Company had approximately $509.9 million of outstanding indebtedness, consisting of $474.3 million of senior secured notes and $35.6 million under the revolving credit facility. Over the next year, the cash interest payments due under these debt agreements are approximately $45.9 million and there are no scheduled principal payments due. As of June 30, 2014, the Company has $15.1 million of cash and is fully drawn under the revolving credit facility.

In August 2014, pursuant to the agreement and plan of merger (the “Merger Agreement”) with certain investors of the Company (collectively, the “Investors”), the Investors acquired 100% of the issued and outstanding shares of common stock of the Company through a merger (the “Merger”) whereby a subsidiary of an entity owned by funds managed and/or controlled by the Investors was merged with and into the Company, with the Company surviving the Merger. In connection with the Merger, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the Investors pursuant to which the Company issued additional senior secured notes to the Investors at par plus accrued interest for a total purchase price equal to $12.5 million.

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

In addition, in August 2014, the Company entered into an amendment to the revolving credit facility to, among other things, (i) amend the definition of "Change of Control," (ii) permit the issuance of additional senior secured notes pursuant to the Note Purchase Agreement and (iii) amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ending June 30, 2015. From July 1, 2015 through December 31, 2015, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

In August 2014, the Company received a waiver under its revolving credit facility to provide additional time to file the quarterly report on Form 10-Q (the "Quarterly Report") for the quarter ended June 30, 2014 with the Securities and Exchange Commission (the "SEC")and to make it available to the revolving credit facility lenders.

See Note 5, "Revolving Credit Facility" and Note 6, "Senior Secured Notes" for further information regarding the Company's debt agreements and amendments thereto. See Note 15, "Subsequent Events" for further description of the Merger Agreement and Note Purchase Agreement.

As further discussed in Note 2, "Summary of Significant Accounting Policies - Concentrations," the Company's second-largest wholesaler ceased operations in May 2014 and filed for bankruptcy in June 2014. The Company is working with the two remaining major wholesalers and retailers to transition the newsstand circulation to them. This is expected to have an adverse impact on single copy newsstand sales and liquidity in fiscal 2015. There can be no assurances that, after completing the transition of newsstand circulation, the Company’s revenues will not be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing the Company’s publications at the same rate or quantities previously purchased or if the transition to certain retailers is not successful.

In addition to the liquidity provided by the Merger, as discussed above, the Company has several initiatives designed to further increase liquidity through improvements in payment terms from its customers and vendors and inventory management arrangements.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. These unaudited condensed consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") with respect to the Company's fiscal year ended March 31, 2014 (the "2014 Form 10-K"), which may be accessed through the SEC's website at http://www.sec.gov.

The results of operations for interim periods presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year or any other subsequent interim period.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect our financial statements, those of our wholly-owned domestic and foreign subsidiaries and those of certain variable interest entities where we are the primary beneficiary. For consolidated entities where we own less than 100% of the equity, we record net income (loss) attributable to noncontrolling interests in our unaudited condensed consolidated statements of income (loss) equal to the percentage of the interests retained in such entities by the respective noncontrolling parties. All material intercompany balances and transactions are eliminated in consolidation.

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

See Note 10, “Investments in Affiliates and Redeemable Noncontrolling Interests.”

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

Concentrations

As of June 30, 2014, single copy revenues consisted of copies distributed to retailers primarily by two major wholesalers. During the three months ended June 30, 2014 and 2013, The News Group accounted for approximately 37% and 32%, respectively, of our total operating revenues and Source Interlink Companies ("Source") accounted for approximately 10% and 14%, respectively, of our total operating revenues. We have multi-year service arrangements with our major wholesalers, which provide incentives to maintain certain levels of service.

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

Subject to the terms of our agreement with the Distributor, our exposure for bad debt related to Source is currently expected to be approximately $5.0 million to $7.0 million, of which $3.9 million is included in the accompanying unaudited condensed consolidated statement of income (loss) for the three months ended June 30, 2014. The total provision for bad debt related to Source is $5.8 million at June 30, 2014.

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under ASU 2013-11 unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. ASU 2013-11 was effective for the Company on April 1, 2014. The adoption of ASU 2013-11 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

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

Note 3 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventory write-downs during the three months ended June 30, 2014 and 2013 were insignificant. Inventories are comprised of the following (in thousands):

	June 30, 2014	March 31, 2014
Raw materials – paper	$6,882	$8,468
Finished product — paper, production and distribution costs of future issues	2,231	2,442
Total inventories	$9,113	$10,910

Note 4 - Goodwill and Other Identified Intangible Assets

As of June 30, 2014 and March 31, 2014, the Company had goodwill with a carrying value of $186.9 million and other identified intangible assets not subject to amortization with carrying values of $256.9 million. Other identified intangible assets not subject to amortization consist of tradenames with indefinite lives.

Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

		June 30, 2014			March 31, 2014
	Range of lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames	8 - 27	$10,610	$(5,074)	$5,536	$10,610	$(4,964)	$5,646
Subscriber lists	3 - 15	32,702	(32,695)	7	32,702	(32,512)	190
Customer relationships	5 - 10	2,300	(1,285)	1,015	2,300	(1,211)	1,089
Other intangible assets	3	10,210	(3,995)	6,215	9,133	(3,264)	5,869
		$55,822	$(43,049)	$12,773	$54,745	$(41,951)	$12,794

Amortization expense of intangible assets was $1.1 million and $1.1 million during the three months ended June 30, 2014 and 2013, respectively. Based on the carrying value of identified intangible assets recorded at June 30, 2014, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2015	$2,927
2016	3,300
2017	1,805
2018	623
2019	623
Thereafter	3,495
$12,773

The gross carrying amount and accumulated impairment losses of goodwill, as of June 30, 2014 and March 31, 2014, by reportable segment are as follows (in thousands):

	Celebrity Brands	Women's Active Lifestyle Group	Men's Active Lifestyle Group	Corporate and Other	Total
Goodwill	$428,518	$84,905	$112,296	$20,136	$645,855
Accumulated impairment losses	(304,595)	(62,841)	(80,446)	(11,075)	(458,957)
Goodwill, net of impairment loss	$123,923	$22,064	$31,850	$9,061	$186,898

The Company did not record an impairment charge during the three months ended June 30, 2014 or 2013. The Company continues to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company's financial statements and impairment charges to the Company's goodwill or other identified intangible assets in future periods could be material to the Company's results of operations.

Note 5 - Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the "2010 Revolving Credit Facility"). The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million less outstanding letters of credit.

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day, plus ½ of 1%; and (z) one month LIBOR (but no less than 2%), plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during the three months ended June 30, 2014 and 2013.

In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during the three months ended June 30, 2014 and 2013 were insignificant.

During the three months ended June 30, 2014, the Company borrowed $28.3 million and repaid $21.7 million under the 2010 Revolving Credit Facility. At June 30, 2014, the Company is fully drawn under the 2010 Revolving Credit Facility after considering the $35.6 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance of the 2010 Revolving Credit Facility on June 30, 2014 of $35.6 million is included in non-current liabilities, as the outstanding balance is not due until December 2015.

The 2010 Revolving Credit Facility includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include a financial maintenance covenant comprised of a first lien leverage ratio. As further discussed in Note 15, "Subsequent Events," in August 2014, the Company entered into an amendment to the 2010 Revolving Credit Facility to, among other things, amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ending June 30, 2015. From July 1, 2015 through December 31, 2015, the maturity date of the 2010 Revolving Credit Facility, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment. The 2010 Revolving Credit Facility also contains certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. With respect to the dividend restrictions, the 2010 Revolving Credit Facility includes a cap on the total amount of cash available for distribution to our common stockholders.

As of June 30, 2014, the Company was in compliance with its covenants under the 2010 Revolving Credit Facility, as amended.

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

The First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes are referred to herein collectively as the "Senior Secured Notes."

The June 15, 2014 interest payment-in-kind on the Second Lien PIK Notes totaled $4.8 million and was recorded as an increase to the aggregate principal amount of Second Lien PIK Notes. As of June 30, 2014, the Company’s total principal amount of Senior Secured Notes was approximately $474.3 million, consisting of $362.7 million principal amount of First Lien Notes, $10.6 million principal amount of Second Lien Notes and $101.0 million principal amount of Second Lien PIK Notes.

See Note 15, "Subsequent Events," for a discussion of the permanent waiver of the Company's obligation to redeem approximately $12.7 million of First Lien Notes, during fiscal 2015, pursuant to the Second Lien PIK Notes Indenture and the Exchange Agreement and the issuance of $12.3 million aggregate principal amount of Second Lien PIK Notes under the Second Lien PIK Note Indenture.

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

The indentures governing the Senior Secured Notes contain certain affirmative covenants, negative covenants and events of default. For example, the indentures governing the Senior Secured Notes contain covenants that limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the indentures governing the Senior Secured Notes impose certain requirements as to future subsidiary guarantors. As of June 30, 2014, the Company was in compliance with all of the covenants under the indentures governing the Senior Secured Notes.

Note 7 - Fair Value of Financial Instruments

FASB ASC Topic 825, Financial Instruments requires the Company to disclose the fair value of financial instruments that are not measured at fair value in the accompanying financial statements. The fair value of the Company’s financial instruments has been estimated primarily by using inputs, other than quoted prices in active markets, that are observable either directly or indirectly. However, the use of different market assumptions or methods of valuation could result in different fair values.

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

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

		June 30, 2014		March 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
First Lien Notes	Level 2	$362,675	$387,609	$362,675	$397,129
Second Lien Notes	Level 2	10,602	10,138	10,602	10,840
Second Lien PIK Notes	Level 2	101,009	94,570	96,200	95,178

The fair value of the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes is estimated using quoted market prices for the same or similar issues.

As of June 30, 2014 and March 31, 2014, the Company did not have financial assets or liabilities that would require measurement on a recurring basis, based on the guidance in ASC 820. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and the 2010 Revolving Credit Facility. The carrying amount of these accounts approximates fair value.

Assets measured at fair value on a nonrecurring basis

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. The Company did not record an impairment charge during the three months ended June 30, 2014 or June 30, 2013.

Note 8 - Income Taxes

The asset and liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2014, a valuation allowance of $47.3 million was recorded against the Company's net deferred tax assets, excluding the deferred tax liability for indefinite-lived intangible assets. The Company's deferred tax liabilities related to indefinite-lived intangible assets were not considered a future source of income to support the realization of deferred tax assets within the net operating loss carryforward period. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

See Note 15, "Subsequent Events," for a discussion of the Merger wherein certain investors of the Company acquired 100% of the issued and outstanding shares of common stock of the Company. As a result of the Merger, a change of control has occurred and there may be a section 382 limitation on the use of the Company's tax attributes, including the net operating losses. Management does not anticipate a section 382 limitation, if any, to have a material impact on the Company's financial statements as the Company has recorded a valuation allowance against the net deferred tax assets, exclusive of the deferred tax liabilities associated with the amortization of the Company's indefinite-lived intangible assets.

Note 9 - Related Party Transactions

Mr. Elkins, a former member of our Board of Directors provided certain financial advisory services to the Company through Roxbury Advisory, LLC ("Roxbury"), a company controlled by Mr. Elkins. In connection with the Merger, as more fully described in Note 15, "Subsequent Events," Mr. Elkins is no longer affiliated with our Board of Directors. Payments for these services from Roxbury totaled $40,000 and $30,000 during the three months ended June 30, 2014 and 2013, respectively, and the Company has no outstanding payables to Roxbury at June 30, 2014 or March 31, 2014.

Note 10 - Investments in Affiliates and Redeemable Noncontrolling Interests

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

There was no revenue or net income generated by Olympia during the three months ended June 30, 2014 and 2013.

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

The operating results of ZAM were insignificant to the Company's consolidated financial statements during the three months ended June 30, 2014 and 2013.

Redeemable Financial Instrument

Odyssey Magazine Publishing Group, Inc. (formerly known as Odyssey Magazine Publishing Group, LLC)

In June 2011, the Company entered into a limited liability company agreement to form a joint venture, Odyssey Magazine Publishing Group, LLC (“Odyssey”). Odyssey was initially capitalized by the Company and the other limited liability company member (the “Odyssey LLC Member”) with a total of $23.0 million in cash, and the Company and the Odyssey LLC Member each received an initial 50% ownership interest in Odyssey. In April 2012, pursuant to the exercise of a put option by the Odyssey LLC Member, the Company and the Odyssey LLC Member entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”), which required the Company to purchase all of the Odyssey LLC Member’s interest in Odyssey.

In August 2012, Odyssey was converted from a limited liability company to a corporation (the “Conversion”) and its name was changed to Odyssey Magazine Publishing Group, Inc. (“Odyssey Corporation”). Concurrent with the Conversion, the membership interest held by each of the Company and the Odyssey LLC Member in Odyssey was canceled and converted into (i) for the Company, 1,000 shares of common stock and 731 shares of series A preferred stock in Odyssey Corporation, and (ii) for the Odyssey LLC Member, 269 shares of series A preferred stock in Odyssey Corporation. In connection with the Conversion, the Company and the Odyssey LLC Member entered into a preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”), wherein the Company purchased the Odyssey LLC Member’s shares of series A preferred stock in Odyssey Corporation and the Membership Interest Purchase Agreement was terminated. The Preferred Stock Purchase Agreement was paid in full as of March 31, 2014.

Redeemable Noncontrolling Interests

There have been no changes to the equity attributable to the redeemable noncontrolling interests during the three months ended June 30, 2014 and 2013.

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

Radar Online, LLC

In October 2008, the Company entered into a limited liability company agreement to form Radar Online, LLC, a joint venture ("Radar"), to manage Radar Online, a website focusing on celebrity and entertainment news. Though the Company owns 50% of Radar and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Radar using the equity method. The operating results of Radar were insignificant to the Company’s consolidated financial statements during the three months ended June 30, 2014 and 2013. The management fees receivable from Radar totaled $2.3 million and $2.2 million as of June 30, 2014 and March 31, 2014, respectively.

Media Brands, LLC

In August 2011, the Company entered into a limited liability company agreement to form Media Brands, LLC, a joint venture ("Media Brands"), to produce, market, sell and distribute various nutritional supplement product lines branded with certain of the Company's health and fitness brands. Media Brands was initially capitalized by the Company and the other limited liability company member (the "Media Brands Member") and the Company and the Media Brands Member each received an initial ownership interest of 50% in Media Brands. Though the Company owns 50% of Media Brands and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Media Brands using the equity method. The operations of Media Brands commenced during the second quarter of fiscal 2014 and the operating results were insignificant to the Company's consolidated financial statements during the three months ended June 30, 2014 and 2013.

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

Odyssey Corporation owns 33.3% of OUPE and can exercise significant influence but does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in OUPE using the equity method. The operations of OUPE commenced during the second quarter of fiscal 2014 when the television show OK!TV was launched and the operating results were insignificant to the Company's consolidated financial statements during the three months ended June 30, 2014 and 2013.

Select Media Services, LLC

In September 2013, we contributed substantially all of the assets, comprising the Company's distribution and merchandising businesses operated by Distribution Services, Inc. ("DSI"), a wholly-owned subsidiary of American Media, Inc., and $2.3 million in cash in exchange for a 27.5% membership interest in Select Media Services, LLC, a joint venture ("Select"), which operates as a merchandising and in-store services business. In addition, in September 2013, DSI changed its name to In Store Services, Inc. The ownership interest and cash contribution in Select may be adjusted on August 31, 2014, if required, pursuant to a one-time retro-active adjustment, which would be effective as of September 1, 2013.

DSI can exercise significant influence but does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Select using the equity method. The operating results were approximately $0.3 million during the three months ended June 30, 2014 and are reflected in other income in the accompanying unaudited condensed consolidated statement of income (loss) and comprehensive income (loss).

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

Segment information for the three months ended June 30, 2014 and 2013 and the assets employed as of June 30, 2014 and March 31, 2014 are as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Operating revenues
Celebrity Brands	$46,847	$51,388
Women's Active Lifestyle Group	14,917	16,760
Men's Active Lifestyle Group	15,153	16,104
Corporate and Other	1,338	6,140
Total operating revenues	$78,255	$90,392
Operating income (loss)
Celebrity Brands	$17,893	$18,458
Women's Active Lifestyle Group	1,533	3,014
Men's Active Lifestyle Group	3,693	5,287
Corporate and Other	(17,430)	(10,193)
Total operating income (loss)	$5,689	$16,566
Depreciation and amortization
Celebrity Brands	$558	$835
Women's Active Lifestyle Group	237	143
Men's Active Lifestyle Group	253	160
Corporate and Other	2,310	1,954
Total depreciation and amortization	$3,358	$3,092
Amortization of deferred rack costs
Celebrity Brands	$1,360	$1,600
Women's Active Lifestyle Group	80	74
Men's Active Lifestyle Group	18	10
Total amortization of deferred rack costs	$1,458	$1,684

Total Assets	June 30, 2014	March 31, 2014
Celebrity Brands	$328,865	$339,617
Women's Active Lifestyle Group	70,080	70,828
Men's Active Lifestyle Group	107,916	105,994
Corporate and Other (1)	64,942	56,201
Total assets	$571,803	$572,640

(1) Amounts are primarily comprised of inventories, prepaid expenses, property and equipment, deferred debt costs and certain other assets.

Geographic Data

The Company operates principally in two geographic areas, the United States of America and Europe (primarily the United Kingdom). There were no significant transfers between geographic areas during the three months ended June 30, 2014 and 2013. The following tables present revenue by geographic area for the three months ended June 30, 2014 and 2013 and the assets employed as of June 30, 2014 and March 31, 2014 (in thousands):

	Three Months Ended June 30,
	2014	2013
Operating revenues:
United States of America	$75,224	$87,236
Europe	3,031	3,156
Total operating revenues	$78,255	$90,392

	June 30, 2014	March 31, 2014
Assets:
United States of America	$563,018	$564,214
Europe	8,785	8,426
Total assets	$571,803	$572,640

Note 13 - Capital Structure

The Company has authorized 15,000,000 million shares of stock, comprised of 1,000,000 shares of $0.0001 preferred stock and 14,000,000 shares of $0.0001 par value common stock. The Board of Directors can determine the rights, preferences and limitations of the preferred stock when issued. At June 30, 2014, there were no shares of preferred stock issued or outstanding and 10,000,000 shares of common stock issued and outstanding.

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

The shares of restricted stock will fully vest upon the earlier to occur of a change of control or an initial public offering, each as defined in the Equity Incentive Plan (a “Liquidity Event”). The holders of the restricted stock are entitled to receive dividends, if and when declared by the Company, and can exercise voting rights with respect to the common shares while the shares are restricted.

During the three months ended June 30, 2014, the Company granted 44,000 restricted shares to certain key officers, employees, consultants and directors, and 12,800 restricted shares were forfeited by certain former employees and directors upon termination of their employment with the Company or service to the Board of Directors. As of June 30, 2014, there was a total of 1,159,350 shares outstanding in the form of restricted stock awards. Subsequent to June 30, 2014, the Company granted 31,600 shares of restricted stock to certain officers, employees and consultants of the Company and 18,800 shares of restricted stock were forfeited by a member of the Board of Directors and employees upon their resignation.

In accordance with FASB ASC 718, Compensation - Stock Compensation, the Company will recognize stock based compensation expense of approximately $210,000 in August 2014 in connection with the Merger, which resulted in a change of control, which is defined as a Liquidity Event.

See Note 15, "Subsequent Events," for a discussion of the Merger Agreement with certain investors of the Company whereby the investors acquired 100% of the issued and outstanding shares of common stock of the Company.

Note 14 - Supplemental Condensed Consolidating Financial Information

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$10,582	$4,478	$—	$15,060
Trade receivables, net	—	29,968	1,791	—	31,759
Inventories	—	8,007	1,106	—	9,113
Prepaid expenses and other current assets	—	23,225	650	(5,487)	18,388
Total current assets	—	71,782	8,025	(5,487)	74,320
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,798	—	—	3,798
Furniture, fixtures and equipment	—	41,078	854	—	41,932
Less – accumulated depreciation	—	(23,906)	(707)	—	(24,613)
Total property and equipment, net	—	20,970	147	—	21,117
OTHER ASSETS:
Deferred debt costs, net	7,691	—	—	—	7,691
Deferred rack costs, net	—	5,265	—	—	5,265
Investments in affiliates	548,195	3,067	—	(547,965)	3,297
Other long-term assets	—	3,587	—	—	3,587
Total other assets	555,886	11,919	—	(547,965)	19,840
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	182,388	4,510	—	186,898
Other identified intangibles, net	—	263,628	6,000	—	269,628
Total goodwill and other identified intangible assets	—	446,016	10,510	—	456,526
TOTAL ASSETS	$555,886	$550,687	$18,682	$(553,452)	$571,803

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$24,494	$467	$—	$24,961
Accrued expenses and other liabilities	—	31,769	5,891	(5,397)	32,263
Accrued interest	2,577	—	—	—	2,577
Deferred revenues	—	30,139	3,642	—	33,781
Total current liabilities	2,577	86,402	10,000	(5,397)	93,582
NON-CURRENT LIABILITIES:
Senior secured notes	474,286	—	—	—	474,286
Revolving credit facility	35,600	—	—	—	35,600
Other non-current liabilities	—	6,934	—	—	6,934
Deferred income taxes	—	102,367	46	(90)	102,323
Due (from) to affiliates	187,345	(191,477)	4,132	—	—
Total liabilities	699,808	4,226	14,178	(5,487)	712,725
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(143,922)	546,461	1,504	(547,965)	(143,922)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$555,886	$550,687	$18,682	$(553,452)	$571,803

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$420	$2,615	$—	$3,035
Trade receivables, net	—	42,724	1,912	—	44,636
Inventories	—	10,307	603	—	10,910
Prepaid expenses and other current assets	—	21,634	493	(5,487)	16,640
Total current assets	—	75,085	5,623	(5,487)	75,221
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,798	—	—	3,798
Furniture, fixtures and equipment	—	39,482	822	—	40,304
Less – accumulated depreciation	—	(22,461)	(667)	—	(23,128)
Total property and equipment, net	—	20,819	155	—	20,974
OTHER ASSETS:
Deferred debt costs, net	8,125	—	—	—	8,125
Deferred rack costs, net	—	5,073	—	—	5,073
Other long-term assets	—	3,841	—	—	3,841
Investments in affiliates	546,696	2,248	—	(546,085)	2,859
Total other assets	554,821	11,162	—	(546,085)	19,898
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	182,388	4,510	—	186,898
Other identified intangibles, net	—	263,649	6,000	—	269,649
Total goodwill and other identified intangible assets	—	446,037	10,510	—	456,547
TOTAL ASSETS	$554,821	$553,103	$16,288	$(551,572)	$572,640

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$19,589	$526	$—	$20,115
Accrued expenses and other liabilities	—	25,177	5,863	(3,239)	27,801
Accrued interest	15,897	—	—	—	15,897
Deferred revenues	—	31,754	1,564	—	33,318
Total current liabilities	15,897	76,520	7,953	(3,239)	97,131
NON-CURRENT LIABILITIES:
Senior secured notes	469,477	—	—	—	469,477
Revolving credit facility	29,000	—	—	—	29,000
Other non-current liabilities	—	7,172	—	—	7,172
Deferred income taxes	—	101,036	45	(2,248)	98,833
Due (from) to affiliates	172,420	(176,552)	4,132	—	—
Total liabilities	686,794	8,176	12,130	(5,487)	701,613
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(131,973)	544,927	1,158	(546,085)	(131,973)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$554,821	$553,103	$16,288	$(551,572)	$572,640

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$44,755	$1,474	$—	$46,229
Advertising	—	28,610	1,506	—	30,116
Other	—	1,520	390	—	1,910
Total operating revenues	—	74,885	3,370	—	78,255
OPERATING EXPENSES:
Editorial	—	8,817	601	—	9,418
Production	—	19,167	845	—	20,012
Distribution, circulation and other cost of sales	—	12,062	719	—	12,781
Selling, general and administrative	—	26,208	789	—	26,997
Depreciation and amortization	—	3,334	24	—	3,358
Total operating expenses	—	69,588	2,978	—	72,566
OPERATING INCOME	—	5,297	392	—	5,689
OTHER INCOME (EXPENSES):
Interest expense	(13,956)	(17)	(14)	—	(13,987)
Amortization of deferred debt costs	(434)	—	—	—	(434)
Other income	—	314	—	—	314
Total other (expenses) income, net	(14,390)	297	(14)	—	(14,107)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(14,390)	5,594	378	—	(8,418)
PROVISION FOR INCOME TAXES	—	3,498	122	—	3,620
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	2,422	361	—	(2,783)	—
NET (LOSS) INCOME	(11,968)	2,457	256	(2,783)	(12,038)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	70	—	70
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$(11,968)	$2,457	$326	$(2,783)	$(11,968)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(11,968)	$2,457	$256	$(2,783)	$(12,038)
Foreign currency translation adjustment	—	—	18	—	18
Comprehensive (loss) income	(11,968)	2,457	274	(2,783)	(12,020)
Less: comprehensive loss attributable to noncontrolling interests	—	—	70	—	70
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(11,968)	$2,457	$344	$(2,783)	$(11,950)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$49,031	$1,244	$—	$50,275
Advertising	—	31,120	1,591	—	32,711
Other	—	7,085	321	—	7,406
Total operating revenues	—	87,236	3,156	—	90,392
OPERATING EXPENSES:
Editorial	—	9,086	350	—	9,436
Production	—	22,495	740	—	23,235
Distribution, circulation and other cost of sales	—	15,577	653	—	16,230
Selling, general and administrative	—	21,054	779	—	21,833
Depreciation and amortization	—	3,070	22	—	3,092
Total operating expenses	—	71,282	2,544	—	73,826
OPERATING (LOSS) INCOME	—	15,954	612	—	16,566
OTHER EXPENSES:
Interest expense	(14,728)	51	—	—	(14,677)
Amortization of deferred debt costs	(385)	—	—	—	(385)
Other expenses, net	—	(251)	—	—	(251)
Total other expense, net	(15,113)	(200)	—	—	(15,313)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND (LOSSES) EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(15,113)	15,754	612	—	1,253
(BENEFIT) PROVISION FOR INCOME TAXES	(5,612)	5,953	147	—	488
(LOSSES) EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	10,266	465	—	(10,731)	—
NET (LOSS) INCOME	765	10,266	465	(10,731)	765
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$765	$10,266	$465	$(10,731)	$765
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$765	$10,266	$465	$(10,731)	$765
Foreign currency translation adjustment	—	—	43	—	43
Comprehensive (loss) income	765	10,266	508	(10,731)	808
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$765	$10,266	$508	$(10,731)	$808

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(21,525)	$28,598	$1,863		$8,936
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(2,541)	—	—	(2,541)
Purchase of intangible assets	—	(1,077)	—	—	(1,077)
Other	—	5	—	—	5
Net cash used in investing activities	—	(3,613)	—	—	(3,613)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	28,300	—	—	—	28,300
Repayment to revolving credit facility	(21,700)	—	—	—	(21,700)
Due to (from) affiliates	14,925	(14,925)	—	—	—
Net cash provided by (used in) financing activities	21,525	(14,925)	—	—	6,600
Effect of exchange rate changes on cash	—	102	—	—	102
Net increase in cash and cash equivalents	—	10,162	1,863	—	12,025
Cash and cash equivalents, beginning of period	—	420	2,615	—	3,035
Cash and cash equivalents, end of period	$—	$10,582	$4,478	$—	$15,060

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(27,636)	$17,672	$1,272	$(500)	$(9,192)
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(3,331)	—	—	(3,331)
Purchase of intangible assets	—	(1,013)	—	—	(1,013)
Investments in affiliates	—	(250)	—	—	(250)
Other	—	1	(300)	—	(299)
Net cash used in investing activities	—	(4,593)	(300)	—	(4,893)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	34,600	—	—	—	34,600
Repayments to revolving credit facility	(18,000)	—	—	—	(18,000)
Payments for redemption of Odyssey preferred stock	(1,022)	—	—	—	(1,022)
Due to (from) affiliates	12,058	(12,058)	—	—	—
Dividends paid to parent	—	—	(500)	500	—
Net cash provided by (used in) financing activities	27,636	(12,058)	(500)	500	15,578
Effect of exchange rate changes on cash	—	(33)	—	—	(33)
Net increase in cash and cash equivalents	—	988	472	—	1,460
Cash and cash equivalents, beginning of period	—	683	1,692	—	2,375
Cash and cash equivalents, end of period	$—	$1,671	$2,164	$—	$3,835

Note 15 - Subsequent Events

Merger and Related Transactions

As discussed in Note 1, "Nature of the Business - Liquidity," Note 5, "Revolving Credit Facility," Note 6, "Senior Secured Notes" and Note 13, "Capital Structure," in August 2014, pursuant to the Merger Agreement, certain Investors of the Company acquired 100% of the issued and outstanding shares of common stock of the Company through the Merger, with the Company surviving the Merger. In connection with the Merger, the Company entered into the Note Purchase Agreement with the Investors pursuant to which the Company issued additional Second Lien PIK Notes to the Investors at par plus accrued interest for a total purchase price equal to $12.5 million.

Similarly, prior to the execution of the Merger Agreement and the Note Purchase Agreement, the Company entered into various supplemental indentures to, among other things, permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement and eliminate the Company's obligation to repurchase approximately $12.7 million of First Lien Notes using the cash interest savings from the semi-annual interest periods ending on June 15, 2014 and December 15, 2014.

In addition, in August 2014, the Company entered into an amendment to the revolving credit facility to, among other things, (i) amend the definition of "Change of Control," (ii) permit the issuance of additional senior secured notes pursuant to the Note Purchase Agreement and (iii) amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ended June 30, 2015. From July 1, 2015 through December 31, 2015, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

Merger Agreement

On August 15, 2014, the Merger was effective and an affiliate of the Investors merged with and into the Company, with the Company continuing as the surviving entity. Pursuant to the terms and conditions of the Merger Agreement, the Investors acquired the Company for $2.0 million in cash and approximately $513.0 million of outstanding indebtedness remains in place.

Note Purchase Agreement

In connection with the Merger Agreement, on August 15, 2014, the Company and certain of its subsidiaries (the "Guarantors") entered into the Note Purchase Agreement with the Investors.

The Note Purchase Agreement provides, subject to certain conditions, for the Company to issue and sell to the Investors, and the Investors to purchase from the Company, an aggregate principal amount of additional Second Lien PIK Notes (the “Additional Notes”) to be issued under the indenture dated as of October 2, 2013 (as such agreement may be amended, restated or supplemented on the date hereof, the “Second Lien PIK Notes Indenture”), among the Company, the Guarantors and Wilmington Trust, National Association, as trustee and collateral agent (the “Trustee”), such that the aggregate principal amount of the Additional Notes purchased plus the accrued interest thereon from the most recent date to which interest has been paid on the then outstanding Second Lien PIK Notes to the closing date (the “Closing Date”) for the Merger will equal $12.5 million. The Investors will pay $1,000 per $1,000 of principal amount of the Additional Notes to be purchased by the Investors on the Closing Date plus accrued interest thereon from the most recent date to which interest has been paid on the then outstanding Second Lien PIK Notes, for an aggregate purchase price of $12.5 million. After giving effect to the issuance of the Additional Notes on August 15, 2014, approximately $113.3 million aggregate principal amount of Second Lien PIK Notes is outstanding.

The Additional Notes were issued under the Second Lien PIK Notes Indenture and will be treated as a single class under the Second Lien PIK Notes Indenture with, and was assigned the same CUSIP number as, the outstanding Second Lien PIK Notes. The Additional Notes were issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

Supplemental Indentures

On August 15, 2014, the Company received consents from the holders of (a) $218.2 million principal amount of the outstanding First Lien Notes to amend the indenture dated as of December 1, 2010 (as such agreement may be amended, restated or supplemented on the date hereof, the “First Lien Notes Indenture”), among the Company, the Guarantors and the Trustee, (b) $7.8 million principal amount of the outstanding Second Lien Notes to amend the indenture dated as of December 22, 2010 (as such agreement may be amended, restated or supplemented on the date hereof, the “Second Lien Notes Indenture” and, together with the First Lien Notes Indenture and the Second Lien PIK Notes Indenture, the “Indentures”), among the Company, the Guarantors and the Trustee and (c) $101.0 million principal amount of the outstanding Second Lien PIK Notes to amend the Second Lien PIK Notes Indenture, which in each case represented the requisite consents from holders of at least a majority of the aggregate principal amount of the applicable series of notes then outstanding.

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

In August 2014, the Company received a waiver under the 2010 Revolving Credit Facility to provide additional time to file the Quarterly Report with the SEC and to make it available to the revolving credit facility lenders.

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

Stock Based Compensation
As discussed in Note 13, "Capital Structure," subsequent to June 30, 2014, the Company granted 31,600 shares of restricted stock to certain officers, employees and consultants of the Company and 18,800 shares of restricted stock were forfeited by a member of the Board of Directors and employees upon their resignation.

In accordance with FASB ASC 718, Compensation - Stock Compensation, the Company will recognize stock based compensation expense of approximately $210,000 in August 2014 in connection with the Merger, which resulted in a change of control, which is defined as a Liquidity Event.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our 2014 Form 10-K and the unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in "Cautionary Statements Regarding Forward-Looking Information" and "Risk Factors" included in this Quarterly Report and the 2014 Form 10-K. Our MD&A is presented in the following sections:

•	Executive Summary

•	Current Developments and Management Action Plans

•	Results of Operations

•	Operating Segments

•	Liquidity and Capital Resources

•	Contractual Obligations and Other Commitments

•	Off-Balance Sheet Financing

•	Application of Critical Accounting Estimates

•	Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY

We are the largest publisher of celebrity and health and active lifestyle magazines in the United States and operate a diversified portfolio of 14 publications. Our celebrity titles together are number one in market share in newsstand circulation in the celebrity category and, on-line, are the fastest growing brands in the category. Our health and active lifestyle titles together have the highest market share of national magazine advertising pages in their competitive set in the United States. Total circulation of our print publications with a frequency of six or more times per year were approximately 6.0 million copies per issue during the three months ended June 30, 2014.

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

Our largest revenue stream comes from single copy newsstand sales. Our print circulation revenue is 59% of our operating revenue for the three months ended June 30, 2014, of which 77% was generated by single copy sales and the remaining 23% was generated by subscriptions. Single copy newsstand units are sold through national distributors, wholesalers and retailers, and subscription copies are mailed to subscribers and sold as digital copies. As of June 30, 2014, our digital subscriptions represent 24% of our 4.5 million paid subscriptions, the highest percentage among our competitive set. Our digital subscription revenue represented 1% of our total operating revenues for the three months ended June 30, 2014.

Our second largest revenue stream comes from multi-platform advertising. Our print advertising revenue, generated primarily by national advertisers, represented 34% of our total operating revenues and our digital advertising revenue represented 12% of our total advertising revenue for the three months ended June 30, 2014. Our digital advertising revenue represented 4% of our total operating revenues for the three months ended June 30, 2014. Advertising revenue is typically highest in the fourth quarter of our fiscal year due to seasonality.

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

Paper is the principal raw material utilized in our publications. We purchase paper directly from suppliers and ship it to third-party printing companies. The price of paper is driven by market conditions and therefore difficult to predict. Changes in paper prices could significantly affect our business. We believe adequate supplies of paper are available to fulfill our planned, as well as future, publishing requirements. We have long-term printing contracts with three major third-party printing companies. Our production expenses, including paper and printing costs, accounted for approximately 28% and 31% of our operating expenses for the three months ended June 30, 2014 and 2013, respectively.

Sales and marketing of the magazines to retailers is handled by third-party wholesalers through multi-year arrangements. During the three months ended June 30, 2014 and 2013, approximately 47% of our circulation revenue was derived from two of these third-party wholesalers. Billing, collection and distribution services for retail sales of the magazines are handled by a national distributor. In May 2014, our second-largest wholesaler notified us that they were ceasing substantially all distribution operations in the near term and filed for bankruptcy in June 2014. For information regarding the future impact on the Company, see "Current Developments and Management Action Plans - Current Developments - Other Developments" below.

Our financial performance depends, in large part, on varying conditions in the markets we serve. Demand in these markets tends to fluctuate in response to overall economic conditions and current events. Economic downturns in the markets we serve generally result in reductions in revenue as a result of lower consumer spending, which can lead to a reduction in advertising revenue.

Our fiscal year ends on March 31, 2015 and may be referred to herein as fiscal 2015.

CURRENT DEVELOPMENTS AND MANAGEMENT ACTION PLANS

Current Developments

Digital Initiatives

Our digital team comprised of senior executives hired from companies such as Fox Mobile, Microsoft and Google continue to improve on our digital investment strategy. Our fully integrated print and digital sales team is comprised of more than 90 sales executives, with a dozen digital brand champion sales staff across all the websites. We believe our structure is highly effective to respond to our advertisers' requests for integrated marketing solutions for combined print and digital, as well as digital-only programs. During the three months ended June 30, 2014, our digital advertising revenue increased 18%, compared to the three months ended June 30, 2013.

We continue to expand the availability of our print content on digital platforms. In May 2014, we launched the AMI InPrint app, a new mobile app for the iPhone and iPad which provides readers with unlimited access to all our publications and lifestyle books for an introductory price of $0.99 per month. The InPrint app was launched for the Android operating system in July 2014.

We have launched digital editions for all our brands on the following platforms: Apple, Google newsstands, Zinio, Amazon Kindle, and Barnes & Noble's Nook. We are also launching single-subject, single-sponsored "digi-mags" for both Apple and Android operating systems, and we are currently syndicating Shape content on Yahoo! Shine, AOL, Huffington Post, StyleList and Kitchen Daily.

Print Initiatives

The relaunch of Men's Fitness continues to attract new luxury goods advertisers. During the three months ended June 30, 2014, total advertising revenues increased 16% for Men's Fitness as compared to the prior period. From January 1, 2014 through June 30, 2014, there were 41 new lifestyle advertisers, such as Tommy Hilfiger, Macy's and Citizen Timepieces, which had not previously invested in Men's Fitness.

The success of Men's Fitness allows us to reposition Muscle & Fitness in the marketplace to fill the gap in fitness and training content that was left when Men's Fitness expanded its active lifestyle coverage. In addition to its current readers, the editorial for Muscle & Fitness will now also target a new generation of fitness enthusiast by broadening the definition of what "fitness" really means. By expanding the editorial focus to include a wider range of fitness training, Muscle & Fitness can attract a wider audience at the newsstand. In addition, we can capture advertising targeted at the fitness realm, but not limited to weight training, such as Nike and Reebok, as well as luxury good advertisers similar to the mix of advertisers in Men's Fitness.

The relaunch of Shape continues to attract new advertising clients. From January 1, 2014 to June 30, 2014, there were 36 new advertisers which had not previously invested in Shape. It is the category leader in print ad pages with a 31% share of market within its competitive set against Self, Fitness and Women's Health. In addition, Shape.com, is number one in total number of page views during fiscal 2015 against this competitive set.

Branded Products

Last year, we became a strategic partner to Microsoft and produced Shape, Men's Fitness and Muscle & Fitness branded exercise and workout videos for Microsoft to incorporate into their Bing Health and Fitness application. In July 2014, we entered into another contract with Microsoft to create and provide additional exercise and workout videos to be distributed through Microsoft offerings.

We are continuing to promote Shape branded products, and launched Shape nutritional products which are available in CVS, Rite Aid, Drugstore.com and Target.  We plan to expand the Shape nutritional products to be on sale in Walmart, Walgreens and QVC in calendar year 2015.

Pursuant to our long-term agreement with David Zinczenko and his company, Galvanized Media, they continue to work exclusively on Men's Fitness and Muscle & Fitness and the branded book division for AMI utilizing the Men's Fitness, Shape and Natural Health brands. With Mr. Zinczenko's assistance we have redesigned and relaunched Men's Fitness and Muscle & Fitness and published several books. The Men's Fitness branded book The 101 Greatest Workouts of all Time, went on sale in January 2014. The Shape branded books The Bikini Body Diet and Clean Green Drinks: 100+ Cleansing Recipes to Renew & Restore Your Body and Mind went on sale in September 2013 and April 2014, respectively. The Natural Health branded book The Doctor's Book of Natural Health Remedies went on sale in April 2014. Mr. Zinczenko spent more than 20 years at Rodale, where he served as editor-in-chief of Men's Health and general manager of Women's Health and Rodale Books.

In September 2013, together with our strategic partners, REELZ Channel, owned by Hubbard Broadcasting, and UnConventional Studios, LLC, we launched OK!TV, a television show based on OK! magazine, which was syndicated in approximately 80% of the United States. In addition to the syndication market, the REELZ channel airs the show the day after it runs in syndication, to approximately 70 million households. The OK!TV show has been renewed for a second season beginning in September 2015.

Other Developments

In May 2014, we were notified by our national distributor (the “Distributor”) for our publications in the U.S. and Canada that, due to non-payment of their receivables from our second-largest wholesaler (the “Wholesaler”), the Distributor will cease shipping our publications to the Wholesaler effective immediately. Further, in May 2014, the Wholesaler notified us that they were ceasing substantially all distribution operations in the near term and filed for bankruptcy in June 2014. On our behalf, the Distributor utilizes wholesalers to sell our publications to retailers for ultimate sale to consumers. Our net sales to this Wholesaler were approximately 10% of our total operating revenues during the three months ended June 30, 2014.

Subject to the terms of our agreement with the Distributor, our exposure for bad debt related to the Wholesaler is currently expected to be approximately $5.0 million to $7.0 million, of which $3.9 million is included in our operating expenses during the three months ended June 30, 2014. The total provision for bad debt related to the Wholesaler is $5.8 million at June 30, 2014.

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

In August 2014, pursuant to the agreement and plan of merger (the “Merger Agreement”) with certain investors of AMI (collectively, the “Investors”), the Investors acquired 100% of the issued and outstanding shares of common stock of AMI through the merger (the “Merger”) whereby a subsidiary of an entity owned by funds managed and/or controlled by the Investors was merged with and into AMI, with AMI surviving the Merger. In connection with the Merger, AMI entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the Investors pursuant to which AMI issued additional senior secured notes to the Investors at par plus accrued interest for a total purchase price equal to $12.5 million.
Similarly, prior to the execution of the Merger Agreement and the Note Purchase Agreement, AMI entered into various supplemental indentures to, among other things, permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement and eliminate AMI's obligation to repurchase approximately $12.7 million of senior secured notes, during fiscal 2015, pursuant to the terms of the indenture of certain senior secured notes.

In addition, in August 2014, AMI entered into an amendment to the revolving credit facility to, among other things, (i) amend the definition of "Change of Control," (ii) permit the issuance of additional senior secured notes pursuant to the Note Purchase Agreement and (iii) amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ended June 30, 2015. From July 1, 2015 through December 31, 2015, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

In August 2014, we received a waiver under our revolving credit facility providing us additional time to file this Quarterly Report for the quarter ended June 30, 2014 with the SEC and make it available to the revolving credit facility lenders.

See "Liquidity and Capital Resources - Merger and Related Transactions" within this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a further discussion regarding our debt agreements.

Management Action Plans for Cost Savings

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

Reference to Management Action Plans refers to the 2014 Management Action Plans.

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis:

	Three Months Ended June 30,
(in thousands)	2014	2013	% Change
Operating revenues:
Circulation	$46,229	$50,275	(8)%
Advertising	30,116	32,711	(8)%
Other	1,910	7,406	(74)%
Total operating revenues	$78,255	$90,392	(13)%
Operating expenses	72,566	73,826	(2)%
Operating income	5,689	16,566	(66)%
Other expense, net	(14,107)	(15,313)	(8)%
Loss (income) before income taxes	(8,418)	1,253	*
Income tax provision	3,620	488	*
Net loss (income)	(12,038)	765	*
Less: net loss attributable to the noncontrolling interest	70	—	*
Net loss attributable to American Media, Inc. and subsidiaries	$(11,968)	$765	*
* Represents an increase or decrease in excess of 100%.

Operating Revenues

For the three months ended June 30, 2014, total operating revenues decreased 13%, compared to the three months ended June 30, 2013, due to lower circulation revenue ($4.0 million) and lower print advertising revenue ($3.1 million). This was partially offset by higher digital advertising revenue ($0.5 million). Circulation revenue has declined due to the industry-wide disruption in our wholesaler channels due to the shutdown and bankruptcy of one of our major wholesalers coupled with the reduction of the celebrity magazine market. Print advertising revenue was negatively impacted by the decline in consumer advertising coupled with the shift in dollars from print to digital as evidenced by our lift in digital advertising.

The following table summarizes our operating revenues, by type, as a percentage of total operating revenues:

	Three Months Ended June 30,
	2014	2013
Circulation	59%	56%
Advertising	38%	36%
Other	3%	8%
Total	100%	100%

Circulation Revenue

Our circulation revenue represented 59% and 56% of our operating revenues during the three months ended June 30, 2014 and 2013, respectively. Our circulation revenue is comprised of the following components:

	Three Months Ended June 30,
	2014	2013
Single Copy	77%	78%
Subscription	23%	22%
Total	100%	100%

Digital subscription revenue represented 2% of our circulation revenue during the three months ended June 30, 2014 and 2013.

Circulation revenue declined $4.0 million during the three months ended June 30, 2014, compared to the prior period due to the industry-wide disruption in our wholesaler channels due to the shutdown and bankruptcy of one of our major wholesalers coupled with the reduction of the celebrity magazine market and the continued softness in the U.S. economy. $1.0 million of the decrease in circulation revenue was attributable to the discontinuance and reduction of special interest publications, with no comparable revenue in the current year period.

Advertising Revenue

Our advertising revenue represented 38% and 36% of our operating revenues during the three months ended June 30, 2014 and 2013, respectively. Our advertising revenue is generated from the following components:

	Three Months Ended June 30,
	2014	2013
Print	88%	91%
Digital	12%	9%
Total	100%	100%

Print advertising revenue declined $3.1 million or 11%, during the three months ended June 30, 2014, compared to the prior period due to the 11% decline in the consumer advertising market coupled with the shift in advertising dollars from print to digital as evidenced by the $0.5 million or 18%, increase in digital advertising.

Other Revenue

Our other revenue represented 3% and 8% of our operating revenues during the three months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014, other revenue decreased $5.5 million due to the divestiture of our distribution and merchandising businesses in September 2013 ($3.3 million) and the "one-time" custom video projects for Microsoft ($1.8 million), included in the prior year period with no comparable revenue in the current year period.

Operating Expenses

Operating expenses during the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
(in thousands)	2014	2013	% Change
Operating expenses:
Editorial	$9,418	$9,436	—%
Production	20,012	23,235	(14)%
Distribution, circulation and other cost of sales	12,781	16,230	(21)%
Total production related costs	42,211	48,901	(14)%
Selling, general and administrative	26,997	21,833	24%
Depreciation and amortization	3,358	3,092	9%
Total operating expenses	$72,566	$73,826	(2)%

Total Production Related Costs

Production related costs decreased $6.7 million during three months ended June 30, 2014 as compared to the prior period primarily due to reduced book size and newsstand print orders due to our Management Action Plans.

Selling, General and Administrative

Selling, general and administrative costs increased $5.2 million during the three months ended June 30, 2014 as compared to the prior period primarily due to the wholesaler bad debt ($4.1 million), accounting and legal fees ($0.6 million) and promotion expenses ($0.5 million). These increases have been partially offset by the divestiture of our distribution and merchandising businesses in September 2013 ($0.6 million).

Depreciation and Amortization

Depreciation and amortization expenses, which are non-cash, increased $0.3 million during the three months ended June 30, 2014, as compared to the prior period due to the increases in property and equipment and intangible assets.

Non-Operating Items

Interest Expense

Interest expense decreased $0.7 million during the three months ended June 30, 2014, as compared to the prior period due to the reduction in our cash interest expense payments under the second lien notes, as a result of the exchange of second lien PIK notes for second lien notes, pursuant to the exchange agreement.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs increased during the three months ended June 30, 2014, as compared to the prior period due to the acceleration of amortization associated with the redemption of approximately $2.3 million aggregate principal amount of first lien notes in February 2014.

Other Income (Expenses), net

Other income increased $0.6 million during the three months ended June 30, 2014, as compared to the prior period primarily due to our equity in earnings and investments in certain unconsolidated joint ventures.

Income Taxes

We recorded an income tax provision of $3.6 million during the three months ended June 30, 2014. This expense is due to a domestic provision of $3.5 million and a foreign tax provision of $0.1 million due to the amortization, for tax purposes, of certain indefinite-lived intangible assets.

Net Loss Attributable to American Media, Inc.

The $12.0 million of net loss attributable to American Media, Inc. for the three months ended June 30, 2014 represents a $12.7 million increase from the comparable prior year period. This increase is primarily attributable to the $10.9 million decrease in operating income and the $3.1 million increase in provision for income taxes, partially offset by the $0.7 million decrease in interest expense and the $0.6 million increase in other income.

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

We use operating income (loss) as a primary basis for the chief operating decision maker to evaluate the performance of each of our operating segments. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. Our calculations of operating income (loss) herein may be different from the calculations used by other companies, therefore comparability may be limited. The accounting policies for the operating segments are the same as those described in the notes to the financial statements in this Quarterly Report, specifically Note 2, "Summary of Significant Accounting Policies."

The following table summarizes our total operating revenues by segment:

	Three Months Ended June 30,
(in thousands)	2014	2013	% Change
Segment operating revenues:
Celebrity Brands	$46,847	$51,388	(9)%
Women's Active Lifestyle	14,917	16,760	(11)%
Men's Active Lifestyle	15,153	16,104	(6)%
Corporate and Other	1,338	6,140	(78)%
Total operating revenues	$78,255	$90,392	(13)%

Total operating revenues decreased $12.1 million, or 13%, during the three months ended June 30, 2014, compared to the prior period primarily due to the 20% decline in the celebrity newsstand market and the industry-wide disruption in our wholesaler channels coupled with the 11% decline in the consumer advertising market. This has been partially offset by an 18% increase in digital advertising revenue. In addition, during the three months ended June 30, 2014, other revenue decreased $5.5 million due to the divestiture of our distribution and merchandising services in September 2013 ($3.3 million) and the "one-time" custom video projects for Microsoft ($1.8 million). The following table summarizes the percentage of segment operating revenues:

	Three Months Ended June 30,
	2014	2013
Segment operating revenues:
Celebrity Brands	60%	57%
Women's Active Lifestyle	19%	19%
Men's Active Lifestyle	19%	18%
Corporate and Other	2%	6%
Total	100%	100%

The following table summarizes our segment operating income (loss):

	Three Months Ended June 30,
(in thousands)	2014	2013	% Change
Operating income (loss):
Celebrity Brands	$17,893	$18,458	(3)%
Women's Active Lifestyle	1,533	3,014	(49)%
Men's Active Lifestyle	3,693	5,287	(30)%
Corporate and Other	(17,430)	(10,193)	(71)%
Total operating income	$5,689	$16,566	(66)%

Total operating income decreased $10.9 million, or 66%, during the three months ended June 30, 2014, compared to the prior period primarily due to the lower operating revenues previously mentioned. This was partially offset by lower operating costs ($1.3 million) associated with production and distribution of reduced book sizes and newsstand print order. In addition, operating expenses were lowered due to the divestiture of our distribution and merchandising businesses and the Management Action Plans.

Celebrity Brands Segment

The Celebrity Brands segment comprised 60% and 57% of our total operating revenues during the three months ended June 30, 2014 and 2013, respectively.

Operating Revenues

Total operating revenues in the Celebrity Brands segment were $46.8 million for the three months ended June 30, 2014, representing a decrease of $4.5 million, or 9%, versus prior year. Circulation revenue decreased $3.4 million, or 8%, due to a decline in the celebrity newsstand market coupled with the wholesaler disruption ($2.4 million) and the discontinuance and reduction of special interest publications ($1.0 million). Advertising revenue from continuing publications decreased $1.2 million due to the decline in consumer advertising.

Operating Income

The Celebrity Brands segment operating income decreased $0.6 million, or 3%, to $17.9 million during the three months ended June 30, 2014, compared to the prior period. This decline was due to the reasons mentioned above. Our Management Action Plans implemented during fiscal 2014 reduced costs by $4.0 million during the current period.

Women’s Active Lifestyle Segment

The Women’s Active Lifestyle segment represented 19% of our consolidated operating revenues for the three months ended June 30, 2014 and 2013.

Operating Revenues

Total operating revenues in the Women’s Active Lifestyle segment were $14.9 million during the three months ended June 30, 2014, a decrease of $1.8 million, or 11%, compared to the prior period. This decrease was primarily due to declines in circulation revenue ($1.0 million) and advertising revenue ($0.9 million) for the reasons previously mentioned.

Operating Income

Operating income in the Women’s Active Lifestyle segment decreased during the three months ended June 30, 2014 from the prior period to $1.5 million. This decline was due to the reasons mentioned above. Our Management Action Plans implemented during fiscal 2014 reduced costs by $0.4 million during the current period.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment represented 19% and 18% of our consolidated operating revenues during the three months ended June 30, 2014 and 2013, respectively.

Operating Revenues

Total operating revenues in the Men’s Active Lifestyle segment were $15.2 million during the three months ended June 30, 2014, a decrease of $1.0 million, or 6%, from the prior period. This decrease was primarily due to a decline in circulation revenue of $0.6 million and print advertising of $1.0 million, partially offset by the $0.6 million increase in digital advertising. Print and digital advertising revenue increased $0.5 million and $0.1 million, respectively for Men's Fitness which is directly attributable to the relaunch and reposition of the magazine and the related website. Print advertising revenue for the remaining publications in this segment decreased $1.5 million due to the overall decline in the consumer advertising market, partially offset by the $0.5 million increase in digital advertising revenue.

Operating Income

Operating income in the Men’s Active Lifestyle segment decreased during the three months ended June 30, 2014 from the prior period by $1.6 million, or 30%, to $3.7 million. This decline was due to the reasons mentioned above.

Corporate and Other Segment

The Corporate and Other segment was 2% and 6% of our consolidated operating revenues for the three months ended June 30, 2014 and 2013, respectively.

Operating Revenues

Total operating revenues in the Corporate and Other segment were $1.3 million during the three months ended June 30, 2014, a decrease of $4.8 million, or 78%, from the prior period. This decline is attributable to the divestiture of our distribution and merchandising business in September 2013 ($3.3 million) and the "one-time" custom video projects for Microsoft ($1.8 million). This has been partially offset by a $0.3 million increase in revenue from our branded books division.

Operating Loss

Total operating loss increased by $7.2 million, or 71%, to $17.4 million during the three months ended June 30, 2014, compared to the prior period. This increase was attributable to the $4.8 million decline in operating revenue coupled with a $5.2 million increase in operating expenses, primarily for the increase in bad debt expense related to the wholesaler shutdowns of $4.1 million, coupled with an increase in legal and accounting fees of $0.6 million. This was partially offset by the $2.8 million decrease in operating expenses related to the divestiture of our distribution and merchandising businesses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had cash and cash equivalents of $15.1 million and a working capital deficit of $19.3 million.

Cash Flow Summary

The following information has been derived from the accompanying financial statements for the three months ended June 30, 2014 and 2013. Cash and cash equivalents increased by $12.0 million during the three months ended June 30, 2014. The change in cash and cash equivalents is as follows:

	Three Months Ended June 30,
in thousands	2014	2013	Net Change
Net (loss) income	$(12,038)	$765	$(12,803)
Non-cash items	17,244	6,163	11,081
Net change in operating assets and liabilities	3,730	(16,120)	19,850
Operating activities	8,936	(9,192)	18,128
Investing activities	(3,613)	(4,893)	1,280
Financing activities	6,600	15,578	(8,978)
Effects of exchange rates	102	(33)	135
Net increase in cash and cash equivalents	$12,025	$1,460	$10,565

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

Net cash provided by operating activities increased $18.1 million during the three months ended June 30, 2014 as compared to the same period in the prior year, primarily due to the $19.9 million net change in operating assets and liabilities coupled with the $11.1 million net increase in non-cash items, partially offset by the $12.8 million decrease in our results of operations.

The net change in operating assets and liabilities is primarily due to the $15.9 million net change in trade receivables, the $4.9 million net change in inventories and the $2.1 million net change in prepaid expenses, partially offset by the net change in deferred revenues of $2.3 million and the net change in accounts payable and accrued expenses of $0.5 million.

Non-cash items increased primarily due to the increase in non-cash payment-in-kind interest accretion of $4.8 million for certain senior secured notes and the increase in provision for doubtful account of $4.0 million directly related to the Source and other wholesaler shutdowns.

Investing activities

Net cash used in investing activities was $3.6 million for the three months ended June 30, 2014, a decrease of $1.3 million, compared to $4.9 million of net cash used during the three months ended June 30, 2013. The decrease is primarily attributable to the $0.7 million decrease in purchases of property and equipment and intangibles assets, coupled with the $0.3 million decrease in investments in affiliates.

Financing activities

Net cash provided by financing activities for the three months ended June 30, 2014 was $6.6 million, a decrease of $9.0 million, compared to $15.6 million of net cash provided during the three months ended June 30, 2013. The decrease is primarily attributable to the $10.0 million decrease in net borrowings under the 2010 Revolving Credit Facility, partially offset by the $1.0 million decrease in payments for the redemption of preferred stock of Odyssey Magazine Publishing Group, Inc.

Merger and Related Transactions

Merger Agreement

On August 15, 2014, the Merger was effective and an affiliate of the Investors merged with and into AMI, with AMI continuing as the surviving entity. Pursuant to the terms and conditions of the Merger Agreement, the Investors acquired AMI for $2.0 million in cash and approximately $513.0 million of outstanding indebtedness remains in place.

Note Purchase Agreement

In connection with the Merger Agreement, on August 15, 2014, AMI and certain of its subsidiaries (the "Guarantors") entered into the Note Purchase Agreement with the Investors.

The Note Purchase Agreement provides, subject to certain conditions, for AMI to issue and sell to the Investors, and the Investors to purchase from AMI, an aggregate principal amount of additional Second Lien PIK Notes (the “Additional Notes”) to be issued under the indenture dated as of October 2, 2013 (as such agreement may be amended, restated or supplemented on the date hereof, the “Second Lien PIK Notes Indenture”), among AMI, the Guarantors and Wilmington Trust, National Association, as trustee and collateral agent (the “Trustee”), such that the aggregate principal amount of the Additional Notes purchased plus the accrued interest thereon from the most recent date to which interest has been paid on the then outstanding Second Lien PIK Notes to the closing date (the “Closing Date”) for the Merger will equal $12.5 million. The Investors will pay $1,000 per $1,000 of principal amount of the Additional Notes to be purchased by the Investors on the Closing Date plus accrued interest thereon from the most recent date to which interest has been paid on the then outstanding Second Lien PIK Notes, for an aggregate purchase price of $12.5 million. After giving effect to the issuance of the Additional Notes on August 15, 2014, approximately $113.3 million aggregate principal amount of Second Lien PIK Notes is outstanding.

The Additional Notes were issued under the Second Lien PIK Notes Indenture and will be treated as a single class under the Second Lien PIK Notes Indenture with, and was assigned the same CUSIP number as, the outstanding Second Lien PIK Notes. The Additional Notes were issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

Credit Facility and Long Term Debt

Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the “2010 Revolving Credit Facility”). The agreement governing the 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit.

During the three months ended June 30, 2014, the Company borrowed $28.3 million and repaid $21.7 million under the 2010 Revolving Credit Facility. At June 30, 2014, the Company is fully drawn under the 2010 Revolving Credit Facility after considering the $35.6 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance of the 2010 Revolving Credit Facility on June 30, 2014 of $35.6 million is a non-current liability, as the outstanding balance is not due until December 2015.

Our 2010 Revolving Credit Facility requires mandatory prepayments of the loans outstanding thereunder to the extent that total revolving exposures exceed total revolving commitments. Our 2010 Revolving Credit Facility requires us to pay, from December 22, 2010 until the commitments expire under our 2010 Revolving Credit Facility, a commitment fee ranging from 0.50% to 0.75% of the unused portion of the revolving commitment. We have the option to pay interest on outstanding balances based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day, plus ½ of 1%; and (z) one month LIBOR (but no less than 2%), plus 1%, or (ii) based on LIBOR, in each case, plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during the three months ended June 30, 2014.

Our 2010 Revolving Credit Facility includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default customary for agreements of this type. The negative covenants include a financial maintenance covenant comprised of a first lien leverage ratio calculated using EBITDA as defined in the 2010 Revolving Credit Facility. In August 2014, we entered into an amendment to the 2010 Revolving Credit Facility to, among other things, amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ending June 30, 2015. From July 1, 2015 through December 31, 2015, the maturity date of the 2010 Revolving Credit Facility, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

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

2010 Revolving Credit Facility Amendment

On August 8, 2014, AMI, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party to the 2010 Revolving Credit Facility, dated as of December 22, 2010 (as amended, restated, modified or supplemented from time to time, the “Credit Agreement”), entered into Amendment No. 3 (the “Credit Agreement Amendment”) to the Credit Agreement with lenders (the “Consenting Lenders”) constituting the Required Lenders (as defined in the Credit Agreement).

Pursuant to the Credit Agreement Amendment and subject to the Credit Parties’ (as defined in the Credit Agreement Amendment) compliance with the requirements set forth therein, the Consenting Lenders have agreed to (i) waive until the earlier of (x) August 15, 2014 and (y) immediately prior to the consummation of the Merger, any potential Default or Event of Default (each, as defined in the Credit Agreement) arising from the failure to furnish to the Administrative Agent (A) the financial statements, reports and other documents as required under Section 5.01(a) of the Credit Agreement with respect to the fiscal year of the Company ended March 31, 2014 and (B) the related deliverables required under Sections 5.01(c) and 5.03(b) of the Credit Agreement, (ii) permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of “Change of Control” and permitting the issuance of the Additional Notes pursuant to the Second Lien PIK Notes Indenture, (iii) consent to the sale of certain assets of the Loan Parties (as defined in the Credit Agreement), (iv) restrict any payment or distribution in respect of the First Lien Notes on or prior to June 15, 2015, subject to certain exceptions, including the payment of regularly scheduled interest and any mandatory prepayments and mandatory offers to purchase under the First Lien Notes, and (v) amend the maximum first lien leverage ratio covenant.

In August 2014, we received a waiver under our revolving credit facility providing us additional time to file this Quarterly Report for the quarter ended June 30, 2014 with the SEC and make it available to the revolving credit facility lenders.

First Lien Notes

In December 2010, we issued $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum, payable semi-annually, and mature in December 2017 (the “First Lien Notes”). During the first quarter of fiscal 2012, we redeemed $20.0 million in aggregate principal amount of the First Lien Notes at a redemption price equal to 103.0% of the aggregate principal amount thereof, plus accrued and unpaid interest. During the third quarter of fiscal 2014, we redeemed $2.3 million in aggregate principal amount of the First Lien Notes at a redemption price equal to 108.6% of the aggregate principal amount thereof, plus accrued and unpaid interest.

At June 30, 2014, the First Lien Notes represented an aggregate of $362.7 million of our indebtedness.

In connection with the Merger, we received a permanent waiver of our obligation to redeem approximately $12.7 million of First Lien Notes, during fiscal 2015, pursuant to the terms of the Second Lien PIK Note Indenture and the Exchange Agreement. See description of Second Lien PIK Notes below.

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

See "Supplemental Indentures" below for a discussion of the amendments to the indenture governing the First Lien Notes to, among other things, permit the transaction contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of "Change of Control."

Second Lien Notes

In December 2010, we issued $104.9 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum, payable semi-annually, and mature in June 2018 (the “Second Lien Notes”). In October 2013, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of new second lien senior secured notes, which currently bear interest at a rate of 10% per annum, are payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”). See description of Second Lien PIK Notes below. At June 30, 2014, the Second Lien Notes represented an aggregate of $10.6 million of our indebtedness.

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

See "Supplemental Indentures" below for a discussion of the amendments to the indenture governing the Second Lien Notes to, among other things, permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of "Change of Control."

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

The Second Lien PIK Notes are payable in kind at a rate of 10% per annum until the earliest of: (a) December 15, 2016, (b) the closing of a refinancing of the First Lien Notes or (c) upon the occurrence of certain specified events of default relating to the application of the cash interest savings and the right of first offer (any such date being the "Cash Interest Rate Conversion Date"), at which point the interest payable on the then outstanding aggregate principal amount of Second Lien PIK Notes will be payable at a cash interest rate of 13.5% per annum until the June 2018 maturity date. Subject to certain exceptions, under the Second Lien PIK Indenture cash interest savings resulting from the exchange of the Second Lien Notes of approximately $6.4 million per each semi-annual interest period must be used by the Company to repurchase First Lien Notes until the Cash Interest Rate Conversion Date. The participating holders (as defined in the Exchange Agreement) have a right of first offer to sell any of their First Lien Notes to the Company before the Company makes repurchases of First Lien Notes from any other holders of the First Lien Notes, including those purchases pursuant to open market repurchases. Pursuant to the Merger Agreement, we have obtained a permanent waiver of our obligation to redeem approximately $12.7 million of First Lien Notes, during fiscal 2015, pursuant to the terms of the Second Lien PIK Note Indenture and the Exchange Agreement.

The interest payment-in-kind due on June 15, 2014 totaled $4.8 million and was recorded as an increase to the Senior Secured Notes in the accompanying financial statements. At June 30, 2014, the Second Lien PIK Notes represented an aggregate of $101.0 million of our indebtedness. In connection with the Merger Agreement, we issued $12.3 million aggregate principal amount of additional Second Lien PIK Notes. Currently, the Second Lien PIK Notes represent an aggregate of $113.3 million of our indebtedness.

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

See "Supplemental Indentures" below for a discussion of the amendments to the indenture governing the Second Lien PIK Notes to, among other things, waive AMI's obligation to apply the cash interest savings to repurchase outstanding First Lien Notes and permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of "Change of Control." See also Exchange Agreement Amendment" below for a discussion of the amendment to the Exchange Agreement.

Supplemental Indentures

On August 15, 2014, the Company received consents from the holders of (a) $218.2 million principal amount of the outstanding First Lien Notes to amend the indenture dated as of December 1, 2010 (as such agreement may be amended, restated or supplemented on the date hereof, the “First Lien Notes Indenture”), among the Company, the Guarantors and the Trustee, (b) $7.8 million principal amount of the outstanding Second Lien Notes to amend the indenture dated as of December 22, 2010 (as such agreement may be amended, restated or supplemented on the date hereof, the “Second Lien Notes Indenture” and, together with the First Lien Notes Indenture and the Second Lien PIK Notes Indenture, the “Indentures”), among the Company, the Guarantors and the Trustee and (c) $101.0 million principal amount of the outstanding Second Lien PIK Notes to amend the Second Lien PIK Notes Indenture, which in each case represented the requisite consents from holders of at least a majority of the aggregate principal amount of the applicable series of notes then outstanding.

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

Covenant Compliance

As discussed above, our 2010 Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes contain various restrictive covenants. Under our 2010 Revolving Credit Facility, the first lien leverage ratio (Total First Lien Debt to EBITDA, each as defined in our 2010 Revolving Credit Facility) must be equal to or less than 4.50 to 1.00 through March 31, 2014. In August 2014, we entered into an amendment to the 2010 Revolving Credit Facility to, among other things, amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ending June 30, 2015. From July 1, 2015 through December 31, 2015, the maturity date of the 2010 Revolving Credit Facility, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

As of June 30, 2014, the first lien leverage ratio was 4.31 to 1.00 and the Company was in compliance with the first lien leverage ratio and the other covenants under the 2010 Revolving Credit Facility, as amended, and under the indentures governing the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes.

Although there can be no assurances, we anticipate that, based on current projections (including projected borrowings and repayments under the 2010 Revolving Credit Facility), our operating results for the next twelve months will be sufficient to satisfy the first lien leverage covenant under the 2010 Revolving Credit Facility, as amended. Our ability to satisfy such financial covenant is dependent on our business performing in accordance with our projections.  If the performance of our business deviates from our projections, we may not be able to satisfy such financial covenant.  Our projections are subject to a number of factors, many of which are events beyond our control, which could cause our actual results to differ materially from our projections (see "Risk Factors" included in the 2014 Form 10-K). If we do not comply with our financial covenant, we would be in default under the 2010 Revolving Credit Facility, which could result in all our debt being accelerated due to cross-default provisions in the indentures governing the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes.

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

Set forth below is a reconciliation of net (loss) income attributable to American Media, Inc. and subsidiaries to Adjusted EBITDA for the three months and twelve months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Twelve Months Ended June 30,
in thousands	2014	2013	2014	2013
Net (loss) income attributable to American Media, Inc. and subsidiaries	$(11,968)	$765	$(64,343)	$(54,220)
Add (deduct):
Interest expense	13,987	14,677	57,663	59,815
Provision (benefit) for income taxes	3,620	488	33,701	(4,538)
Depreciation and amortization	3,358	3,092	14,469	10,723
Impairment of goodwill and intangible assets	—	—	9,238	54,523
Amortization of deferred debt costs	434	385	1,714	1,477
Amortization of deferred rack costs	1,458	1,684	6,359	7,478
Amortization of short-term racks	2,055	2,035	8,601	8,116
Restructuring costs and severance	471	67	3,206	1,733
Costs related to launches and closures of publications	132	481	2,337	1,497
Costs related to relaunch of Shape and Men's Fitness	—	150	—	2,820
Restructuring costs related to divestiture of DSI	(15)	—	2,761	—
Adjustment for net losses of DSI	—	—	1,716	—
AMI share of bad debt related to wholesaler shutdowns	3,872	—	8,924	—
Investment in new digital strategy	—	53	3,979	2,948
Proforma adjustment related to investment in affiliates	312	—	1,815	—
Impact of Superstorm Sandy	—	182	1	4,934
Other	552	105	5,535	4,701
Adjusted EBITDA	$18,268	$24,164	$97,676	$102,007

Management’s Assessment of Liquidity

Our primary sources of liquidity are cash on hand, amounts available for borrowing under the 2010 Revolving Credit Facility, cash interest savings from the Second Lien PIK Notes, liquidity provided through the Merger and cash generated from operations and the initiatives described below.

The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit, and matures in December 2015. As of June 30, 2014, under the 2010 Revolving Credit Facility, we had an outstanding balance of $35.6 million and, after giving effect to the $4.4 million outstanding letter of credit, there were no funds available for future borrowings.

As of June 30, 2014, in addition to outstanding borrowings under the 2010 Revolving Credit Facility, there was $474.3 million principal amount of outstanding senior secured debt, consisting of $362.7 million principal amount of the First Lien Notes, $10.6 million principal amount of the Second Lien Notes and $101.0 million principal amount of the Second Lien PIK Notes. The Second Lien PIK Notes provide for, among other things, interest payments, in kind, at a rate of 10% per annum for approximately the next three years. As discussed above, we are required under the indenture relating to the Second Lien PIK Notes to utilize the cash interest savings from the Second Lien PIK Notes to repurchase certain of our First Lien Notes.

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

Our level of indebtedness could have important consequences for the business and operations. See Item 1A, "Risk Factors" included in the 2014 Form 10-K, specifically, "Our substantial indebtedness and our ability to incur additional indebtedness could adversely affect our business, financial condition and result of operations."

Although we are significantly leveraged, we expect that the current cash balances, liquidity provided through the Merger, cash generated from the initiatives described above and from operations, should be sufficient to meet working capital, capital expenditures, debt service, and other cash needs for the next year.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There have been no material changes in our contractual obligations since March 31, 2014.

OFF-BALANCE SHEET FINANCING

We do not have any off-balance sheet financing arrangements.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Preparing financial statements requires management to make estimates, judgments and assumptions regarding uncertainties that may affect the reported amounts of assets, liabilities, revenue and expenses. These estimates, judgments and assumption are affected by management's application of accounting policies. We base our estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates, judgments and assumptions used in preparing our consolidated financial statements.

Goodwill and Intangible Assets

There was no provision for impairment charges during the three months ended June 30, 2014 or 2013. The Company continues to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company's financial statements and impairment charges to the Company's goodwill or other identified intangible assets in future periods could be material to the Company's results of operations.

As of June 30, 2014, we identified four reporting units with an excess fair value over carrying value of less than 25%. As of June 30, 2014, National Enquirer, Flex, Muscle & Fitness and OK! reporting units had goodwill balances of $59.0 million, $7.2 million, $20.5 million and $3.4 million, respectively. In addition, all reporting units in our Celebrity segment have been negatively impacted by the 20% decline in the celebrity newsstand market and the industry-wide disruption in our wholesaler channels coupled with the 11% decline in the consumer advertising market. While our current expectations have resulted in fair values of the reporting units in excess of carrying values, if our assumptions are not realized, it is possible that in the future an additional impairment charge may be recorded and could be material to the consolidated financial statements. The Company will continue to monitor the recoverability of its remaining goodwill.

Refer to Part II. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K for a discussion of our critical accounting estimates.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Part I, Item 1, Note 2, "Significant Accounting Policies" in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report for a discussion regarding new accounting standards.

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

We generally manage our exposure to interest rate fluctuations through the use of a combination of fixed and variable rate debt. At June 30, 2014, we had $474.3 million outstanding in fixed rate debt. There are no earnings or liquidity risks associated with the Company’s fixed rate debt. Under the 2010 Revolving Credit Facility, we had $35.6 million outstanding in variable rate debt at June 30, 2014. The Company is subject to earnings and liquidity risks associated with the variable rate debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we have determined that, during the quarter ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

There have been no material changes to the legal proceedings as previously disclosed in our 2014 Form 10-K, under the heading Part I, Item 3, "Legal Proceedings."

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our 2014 Form 10-K, under the heading Part I, Item 1A, "Risk Factors."

Item 6. Exhibits.

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA, INC.

Dated:	August 20, 2014	by:	/s/ David J. Pecker
David J. Pecker
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 20, 2014	by:	/s/ Christopher Polimeni
Christopher Polimeni
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number		Description
2.1
Agreement and Plan of Merger, dated as of August 15, 2014, among AMI Parent Holdings LLC, AMI Merger Corporation and American Media, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 15, 2014).

4.1
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

4.3
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

10.1
Note Purchase Agreement, dated as of August 15, 2014, among American Media, Inc., the subsidiary guarantors party thereto, certain funds and accounts managed by Chatham Asset Management, LLC and Omega Charitable Partnership, L.P. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 15, 2014).

10.2
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

10.3
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

10.4
Waiver to Revolving Credit Agreement, dated August 15, 2014, among American Media, Inc., as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 19, 2014).

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