Form 10-Q
period 2014-09-30
AMERICAN MEDIA INC
filed 2014-11-14
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There is no public market for the registrant’s common stock. The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of October 31, 2014 was 100.

AMERICAN MEDIA, INC.

FORM 10-Q for the Quarter Ended September 30, 2014

American Media, Inc. and its consolidated subsidiaries are referred to in this Quarterly Report on Form 10-Q (this "Quarterly Report") as American Media, AMI, the Company, we, our and us.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report for the fiscal quarter ended September 30, 2014 contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements relate to our current beliefs regarding future events or our future operating or financial performance. By their nature, forward-looking statements involve risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	September 30, 2014	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($4,036 and $1,525 related to VIEs, respectively)	$7,560	$3,035
Trade receivables, net of allowance for doubtful accounts of $11,061 and $6,661, respectively ($2 and $1 related to VIEs, respectively)	31,063	44,636
Inventories ($680 and $285 related to VIEs, respectively)	2,797	10,910
Prepaid expenses and other current assets ($1,903 and $254 related to VIEs, respectively)	25,378	16,640
Total current assets	66,798	75,221
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	3,798	3,798
Furniture, fixtures and equipment	44,011	40,304
Less – accumulated depreciation	(26,730)	(23,128)
Total property and equipment, net ($31 and $29 related to VIEs, respectively)	21,079	20,974
OTHER ASSETS:
Deferred debt costs, net	6,068	8,125
Deferred rack costs, net	4,496	5,073
Investments in affiliates	438	2,859
Other long-term assets	3,624	3,841
Total other assets	14,626	19,898
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	178,008	186,898
Other identified intangibles, net of accumulated amortization of $121,869 and $119,773, respectively ($6,000 related to VIEs, respectively)	261,207	269,649
Total goodwill and other identified intangible assets, net	439,215	456,547
TOTAL ASSETS	$541,718	$572,640
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ($0 and $42 related to VIEs, respectively)	$19,706	$20,115
Accrued expenses and other liabilities ($3,747 and $122 related to VIEs, respectively)	35,072	27,801
Accrued interest	12,570	15,897
Deferred revenues ($546 and $1,014 related to VIEs, respectively)	45,825	33,318
Total current liabilities	113,173	97,131
NON-CURRENT LIABILITIES:
Senior secured notes	365,473	469,477
Revolving credit facility	7,600	29,000
Other non-current liabilities	6,670	7,172
Deferred income taxes	96,281	98,833
Total liabilities	589,197	701,613
COMMITMENTS AND CONTINGENCIES (See Note 11)
Redeemable noncontrolling interests (see Note 10)	4,259	3,000
STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 100 shares and 10,000,000 shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	—	1
Additional paid-in capital	945,037	822,723
Accumulated deficit	(996,496)	(954,466)
Accumulated other comprehensive loss	(279)	(231)
Total stockholders' deficit	(51,738)	(131,973)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$541,718	$572,640

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Circulation	$40,159	$52,604	$86,388	$102,879
Advertising	25,558	28,746	55,674	61,457
Other	8,469	9,254	10,379	16,660
Total operating revenues	74,186	90,604	152,441	180,996
OPERATING EXPENSES:
Editorial	9,084	9,648	18,502	19,084
Production	23,072	25,603	43,084	48,838
Distribution, circulation and other cost of sales	12,826	16,487	25,607	32,717
Selling, general and administrative	26,775	24,438	53,772	46,271
Depreciation and amortization	3,190	3,625	6,548	6,717
Impairment of goodwill and intangible assets	18,458	—	18,458	—
Total operating expenses	93,405	79,801	165,971	153,627
OPERATING INCOME (LOSS)	(19,219)	10,803	(13,530)	27,369
OTHER INCOME (EXPENSES):
Interest expense	(13,811)	(15,062)	(27,798)	(29,739)
Amortization of deferred debt costs	(1,623)	(403)	(2,057)	(788)
Other income (expenses), net	(15)	—	299	(251)
Total other expenses, net	(15,449)	(15,465)	(29,556)	(30,778)
LOSS BEFORE INCOME TAXES	(34,668)	(4,662)	(43,086)	(3,409)
INCOME TAX BENEFIT	(5,891)	(2,944)	(2,271)	(2,456)
NET LOSS	(28,777)	(1,718)	(40,815)	(953)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,285)	(1,076)	(1,215)	(1,076)
NET LOSS ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(30,062)	$(2,794)	$(42,030)	$(2,029)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
NET LOSS	$(28,777)	$(1,718)	$(40,815)	$(953)
Foreign currency translation adjustment	(66)	88	(48)	131
Comprehensive loss	(28,843)	(1,630)	(40,863)	(822)
Less: comprehensive income attributable to noncontrolling interests	(1,285)	(1,076)	(1,215)	(1,076)
COMPREHENSIVE LOSS ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(30,128)	$(2,706)	$(42,078)	$(1,898)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share information)

	Six Months Ended September 30, 2014
	Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
BALANCE, BEGINNING OF PERIOD	10,000,000	$1	$822,723	$(954,466)	$(231)	$(131,973)
Net loss	—	—	—	(42,030)	—	(42,030)
Foreign currency translation	—	—	—	—	(48)	(48)
Issuance of common stock (Note 13)	1,172,150	—	205	—	—	205
Retirement of common stock (Note 13)	(11,172,150)	(1)	1	—	—	—
Issuance of common stock (Note 13)	100	—	—	—	—	—
Debt for equity conversion, net of expenses (Note 6)	—	—	121,535	—	—	121,535
Capital contribution (Note 13)	—	—	573	—	—	573
BALANCE, END OF PERIOD	100	$—	$945,037	$(996,496)	$(279)	$(51,738)

	Six Months Ended September 30, 2013
	Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
BALANCE, BEGINNING OF PERIOD	10,000,000	$1	$822,723	$(900,147)	$(339)	$(77,762)
Net loss	—	—	—	(2,029)	—	(2,029)
Foreign currency translation	—	—	—	—	131	131
BALANCE, END OF PERIOD	10,000,000	$1	$822,723	$(902,176)	$(208)	$(79,660)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(40,815)	$(953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	4,452	4,344
Amortization of other identified intangibles	2,096	2,373
Impairment of goodwill and intangible assets	18,458	—
Amortization of deferred debt costs	2,057	788
Amortization of deferred rack costs	2,793	3,339
Deferred income tax benefit	(2,537)	(2,716)
Non-cash payment-in-kind interest accretion	4,809	—
Provision for doubtful accounts	5,805	2,311
Other	1,722	483
Changes in operating assets and liabilities:
Trade receivables	7,768	2,369
Inventories	8,117	(3,484)
Prepaid expenses and other current assets	(6,972)	(7,553)
Deferred rack costs	(2,216)	(3,413)
Other long-term assets	217	74
Accounts payable	87	(3,282)
Accrued expenses and other liabilities	7,299	2,279
Accrued interest	(680)	(37)
Other non-current liabilities	(502)	(19)
Deferred revenues	12,507	744
Total changes in operating assets and liabilities	25,625	(12,322)
Net cash provided by (used in) operating activities	24,465	(2,353)
INVESTING ACTIVITIES
Purchases of property and equipment	(5,114)	(5,517)
Purchases of intangible assets	(2,167)	(2,644)
Proceeds from sale of assets	9	5
Investments in affiliates	—	(2,536)
Other	—	(300)
Net cash used in investing activities	(7,272)	(10,992)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	28,300	47,600
Repayments to revolving credit facility	(49,700)	(30,100)
Proceeds from issuance of senior secured notes	12,500	—
Capital contribution	573	—
Costs incurred in restructuring	(4,315)	—
Payments for redemption of Odyssey preferred stock	—	(2,023)
Net cash (used in) provided by financing activities	(12,642)	15,477
Effect of exchange rate changes on cash	(26)	214
Net increase in cash and cash equivalents	4,525	2,346
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,035	2,375
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,560	$4,721

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-cash property and equipment (incurred but not paid)	$—	$137
Non-cash debt for equity exchange	$123,960	$—

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Note 1 - Nature of the Business

Description of the Business

American Media, Inc. and its subsidiaries (collectively, the "Company", "AMI", "we", "our" or "us") is the largest publisher of celebrity and health and fitness magazines in the United States and operates a diversified portfolio of 14 publications. Total circulation of our print publications with a frequency of six or more times per year, were approximately 6.0 million copies per issue during the six months ended September 30, 2014. As of September 30, 2014, we published seven weekly publications: National Enquirer, Star, Globe, National Examiner, Country Weekly, OK! and Soap Opera Digest; four publications that are published 10 times per year: Shape, Men's Fitness, Muscle & Fitness and Flex; and three bi-monthly publications: Fit Pregnancy, Natural Health and Muscle & Fitness Hers.

Our fiscal year ends on March 31, 2015 and is referred to herein as fiscal 2015.

The Merger and Related Transactions

In August 2014, the Company entered into an agreement and plan of merger (the "Merger Agreement") with AMI Parent Holdings, LLC, a Delaware limited liability company (the "Parent"), which is controlled by certain investors of the Company (collectively, the "Investors"), and AMI Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (the "Merger Sub"), whereby the Merger Sub was merged with and into the Company (the "Merger") with the Company surviving the Merger as a wholly-owned subsidiary of the Parent. As a result of the Merger, the Parent acquired 100% of the issued and outstanding shares of common stock of the Company. See Note 13, "Capital Structure" for further information.

In connection with the Merger, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the Investors pursuant to which the Company issued additional senior secured notes to the Investors at par plus accrued interest for a total purchase price equal to $12.5 million.

Prior to the execution of the Merger Agreement and the Note Purchase Agreement, the Company entered into various supplemental indentures to, among other things, permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement and eliminate the Company's obligation to repurchase approximately $12.7 million of senior secured notes, during fiscal 2015, pursuant to the terms of the indenture of certain senior secured notes and the exchange agreement related to such certain senior secured notes.

In addition, in August 2014, the Company entered into an amendment to the revolving credit facility to, among other things, (i) amend the definition of "Change of Control" to permit the Merger, (ii) permit the issuance of additional senior secured notes pursuant to the Note Purchase Agreement and (iii) amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ending June 30, 2015. From July 1, 2015 through December 31, 2015, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

In September 2014, the Company entered into an exchange agreement (the "Debt for Equity Exchange Agreement") with the Parent and the Investors pursuant to which the Investors exchanged approximately $121.1 million in aggregate principal amount of senior secured notes of the Company, plus accrued and unpaid interest of approximately $2.9 million, for equity interests in the Parent (the "Conversion").

See Note 5, "Revolving Credit Facility and Note 6, "Senior Secured Notes" for further information regarding the Company's debt agreements and amendments thereto.

Liquidity

The Company is highly leveraged. As of September 30, 2014, the Company had approximately $373.1 million of outstanding indebtedness, consisting of $365.5 million of senior secured notes and $7.6 million under the revolving credit facility. Over the next year, the cash interest payments due under these debt agreements are approximately $43.2 million and there are no scheduled principal payments due. As of September 30, 2014, the Company has $7.6 million of cash and $28.0 million available pursuant to the revolving credit facility.

As further discussed in Note 2, "Summary of Significant Accounting Policies - Concentrations," the Company's former second-largest wholesaler ceased operations in May 2014 and filed for bankruptcy in June 2014. The Company is working with the two remaining major wholesalers and retailers to transition the newsstand circulation to them. This transition has had an adverse impact on single copy newsstand sales and liquidity in fiscal 2015. There can be no assurances that, after completing the transition of newsstand circulation, the Company’s revenues will not be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing the Company’s publications at the same rate or quantities previously purchased or if the transition to certain retailers is not successful.

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

•	exposing the Company to fluctuations in interest rates as the revolving credit facility has a variable rate of interest;

•	placing the Company at a potential disadvantage compared to its competitors that have less debt;

•	increasing the Company's vulnerability to general adverse economic and industry conditions;

•	limiting the Company's ability to make material acquisitions or take advantage of business opportunities that may arise;

•	limiting the Company's flexibility in planning for, or reacting to, changes in the industry; and

•
limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements or to carry out other aspects of the business.

Although the Company is significantly leveraged, it expects that the current cash balances, liquidity provided from the revolving credit facility, cash generated from operations and the cash interest savings from the Conversion should be sufficient to meet working capital, capital expenditures, debt service, and other cash needs for the next year.

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

Concentrations

As of September 30, 2014, single copy revenues consisted of copies distributed to retailers primarily by two major wholesalers. During the six months ended September 30, 2014 and 2013, The News Group accounted for approximately 50% and 29%, respectively, of our total operating revenues and The Hudson Group accounted for approximately 12% and 8%, respectively, of our total operating revenues. We have multi-year service arrangements with our major wholesalers, which provide incentives to maintain certain levels of service.

In May 2014, we were notified by our national distributor (the “Distributor”) for our publications in the U.S. and Canada, that due to non-payment of their receivables from Source Interlink Companies ("Source"), our former second-largest wholesaler, the Distributor will cease shipping our publications to Source effectively immediately. Further, in May 2014, Source notified us that they were ceasing substantially all distribution operations in the near term and filed for bankruptcy in June 2014. Our Distributor is working with the two remaining wholesalers and retailers to transition the newsstand circulation to them. We estimate that it will take until January 2015 for the transition to be completed. Our single copy newsstands sales could be reduced by approximately $10.0 million to $20.0 million during this transition period, depending on the length of time required to complete the transition to the remaining two wholesalers. In addition, after completing the transition, our revenues could be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing our publications at the same rate or quantities previously purchased.

Subject to the terms of our agreement with the Distributor, our exposure for bad debt related to Source is currently expected to be approximately $5.0 million to $7.0 million, of which $4.9 million is included in the accompanying unaudited condensed consolidated statement of income (loss) for the six months ended September 30, 2014. The total provision for bad debt related to Source is $6.8 million at September 30, 2014.

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

Note 3 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventory write-downs during the six months ended September 30, 2014 and 2013 were insignificant. Inventories are comprised of the following (in thousands):

	September 30, 2014	March 31, 2014
Raw materials – paper	$—	$8,468
Finished product — paper, production and distribution costs of future issues	2,797	2,442
Total inventories	$2,797	$10,910

In August 2014, the Company entered into a long-term paper supply and purchasing agreement pursuant to which a third party manages all aspects of the Company's raw material paper inventory. As a result, the Company will no longer maintain raw material paper inventory.

Note 4 - Goodwill and Other Identified Intangible Assets

As of September 30, 2014 and March 31, 2014, the Company had goodwill with a carrying value of $178.0 million and $186.9 million, respectively, and other identified intangible assets not subject to amortization with carrying values of $248.3 million and $256.9 million, respectively. Other identified intangible assets not subject to amortization consist of tradenames with indefinite lives.

Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

		September 30, 2014			March 31, 2014
	Range of lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames	8 - 27	$10,610	$(5,185)	$5,425	$10,610	$(4,964)	$5,646
Subscriber lists	3 - 15	32,702	(32,696)	6	32,702	(32,512)	190
Customer relationships	5 - 10	2,300	(1,359)	941	2,300	(1,211)	1,089
Other intangible assets	3	11,300	(4,807)	6,493	9,133	(3,264)	5,869
		$56,912	$(44,047)	$12,865	$54,745	$(41,951)	$12,794

Amortization expense of intangible assets was $2.1 million and $2.4 million during the six months ended September 30, 2014 and 2013, respectively. Based on the carrying value of identified intangible assets recorded at September 30, 2014, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2015	$1,931
2016	3,663
2017	2,168
2018	984
2019	623
Thereafter	3,496
$12,865

During an evaluation of goodwill and other identified intangible assets at September 30, 2014, the Company determined that indicators were present in certain reporting units which would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily due to the continuing softness in the U.S. economy, which impacts consumer spending, including further declines in certain advertising markets, resulting in lowered future cash flow projections.

As a result, an interim impairment test of goodwill and other indefinite lived intangible assets was performed as of September 30, 2014 for certain reporting units in accordance with FASB Accounting Standards Codification (“ASC”) Topic No. 350, “Goodwill and Other Intangible Assets” (“ASC 350”). Impairment testing for goodwill is a two-step process. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of the impairment charge, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill and an impairment charge is recorded for the difference. Impairment testing for indefinite lived intangible assets, consisting of tradenames, compares the fair value of the tradename to the carrying value and an impairment charge is recorded for any excess carrying value over fair value.

The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the estimated fair value. As a result, the Company recorded an estimated pre-tax non-cash impairment charge of $8.9 million and $8.5 million to reduce the carrying value of goodwill and tradenames, respectively, during the quarter ended September 30, 2014. The Company is currently finalizing the second step of the goodwill impairment test. As a result, the impairment charge related to goodwill is an estimate and was recorded since the amount of the impairment charge was both probable and reasonably estimable as of September 30, 2014. The Company will adjust the amount of the impairment charge, as necessary, based upon finalizing the valuation during the third quarter of fiscal 2015.

The gross carrying amount and accumulated impairment losses of goodwill, as of September 30, 2014 and March 31, 2014, by reportable segment are as follows (in thousands):

	Celebrity Brands	Women's Active Lifestyle Group	Men's Active Lifestyle Group	Corporate and Other	Total
Goodwill	$428,518	$84,905	$112,296	$20,136	$645,855
Accumulated impairment losses	(304,595)	(62,841)	(80,446)	(11,075)	(458,957)
Balance, March 31, 2014	$123,923	$22,064	$31,850	$9,061	$186,898

Impairment	—	—	(8,890)	—	(8,890)

Goodwill	$428,518	$84,905	$112,296	$20,136	$645,855
Accumulated impairment losses	(304,595)	(62,841)	(89,336)	(11,075)	(467,847)
Balance, September 30, 2014	$123,923	$22,064	$22,960	$9,061	$178,008

Impairment Charge Assumptions

The fair value of the reporting unit's goodwill and tradenames was based on the Company's projections of revenues, operating costs and cash flows of each reporting unit, considering historical and anticipated future results and general economic and market conditions as well as the impact of planned business and operational strategies. The valuations employ a combination of income and market approaches to measure fair value. The key assumptions used to determine fair value of the reporting unit's goodwill and tradenames as of September 30, 2014 were:

a)	expected cash flow periods of 5 years;

b)	terminal values based upon terminal growth rates ranging from 2% to 3%;

c)	implied multiples used in the business enterprise value income and market approaches of 3.9 to 5.0; and

d)	discount rates ranging from 14% to 15%, which were based on the Company's best estimate of the weighted average cost of capital adjusted for risks associated with the reporting unit.

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

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day, plus ½ of 1%; and (z) one month LIBOR (but no less than 2%), plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during the six months ended September 30, 2014 and 2013.

In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during the six months ended September 30, 2014 and 2013 were insignificant.

During the six months ended September 30, 2014, the Company borrowed $28.3 million and repaid $49.7 million under the 2010 Revolving Credit Facility. At September 30, 2014, the Company has available borrowing capacity of $28.0 million after considering the $7.6 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance of the 2010 Revolving Credit Facility on September 30, 2014 of $7.6 million is included in non-current liabilities, as the outstanding balance is not due until December 2015.

The 2010 Revolving Credit Facility includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include a financial maintenance covenant comprised of a first lien leverage ratio. As further discussed below, in August 2014, the Company entered into an amendment to the 2010 Revolving Credit Facility to, among other things, amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ending June 30, 2015. From July 1, 2015 through December 31, 2015, the maturity date of the 2010 Revolving Credit Facility, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment. The 2010 Revolving Credit Facility also contains certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. With respect to the dividend restrictions, the 2010 Revolving Credit Facility includes a cap on the total amount of cash available for distribution to our common stockholders.

As of September 30, 2014, the Company was in compliance with its covenants under the 2010 Revolving Credit Facility, as amended.

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

2010 Revolving Credit Facility Amendment

In August 2014, the Company, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party to the 2010 Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into Amendment No. 3 (the “Credit Agreement Amendment”) to the 2010 Revolving Credit Facility with lenders (the “Consenting Lenders”) constituting the Required Lenders (as defined in the Credit Agreement).

Pursuant to the Credit Agreement Amendment and subject to the Credit Parties’ (as defined in the 2010 Revolving Credit Facility) compliance with the requirements set forth therein, the Consenting Lenders agreed to (i) waive until the earlier of (x) August 15, 2014 and (y) immediately prior to the consummation of the Merger, any potential Default or Event of Default (each, as defined in the 2010 Revolving Credit Facility) arising from the failure to furnish to the Administrative Agent (A) the financial statements, reports and other documents as required under Section 5.01(a) of the 2010 Revolving Credit Facility with respect to the fiscal year of the Company ended March 31, 2014 and (B) the related deliverables required under Sections 5.01(c) and 5.03(b) of the 2010 Revolving Credit Facility, (ii) permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of “Change of Control” and permitting the issuance of the Additional Notes pursuant to the Second Lien PIK Notes Indenture (each as defined), (iii) consent to the sale of certain assets of the Loan Parties (as defined in the 2010 Revolving Credit Facility), (iv) restrict any payment or distribution in respect of the First Lien Notes (as defined) on or prior to June 15, 2015, subject to certain exceptions, including the payment of regularly scheduled interest and any mandatory prepayments and mandatory offers to purchase under the First Lien Notes, and (v) amend the maximum first lien leverage ratio covenant.

In August 2014, the Company received a waiver under the 2010 Revolving Credit Facility to provide additional time to file the Quarterly Report for the quarterly period ended June 30, 2014, with the SEC and to make it available to the 2010 Revolving Credit Facility lenders.

Note 6 - Senior Secured Notes

The First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes are referred to herein collectively as the "Senior Secured Notes."

First Lien Notes

In December 2010, we issued $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum and mature in December 2017 (the "First Lien Notes"). Interest on the First Lien Notes is payable semi-annually on June 15th and December 15th of each year and is computed on the basis of a 360-day year comprised of twelve 30 day months.

During fiscal 2012, the Company redeemed $20.0 million in aggregate principal amount of First Lien Notes. During fiscal 2014, the Company redeemed approximately $2.3 million in aggregate principal amount of First Lien Notes. At September 30, 2014, the Company's total principal amount of First Lien Notes was approximately $362.7 million.

Subsequent to September 30, 2014, the Company repurchased $5.0 million in aggregate principal amount of First Lien Notes at a price equal to 106.5% of the aggregate principal amount thereof, plus accrued and unpaid interest in the open market. After giving effect to this repurchase, approximately $357.7 million aggregate principal amount of First Lien Notes remain outstanding.

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

Under the First Lien Notes Indenture (as defined below), the Company has the option to redeem the First Lien Notes on or after December 15, 2013, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

Year	Percentage
2013	108.625%
2014	105.75%
2015	102.875%
2016 and thereafter	100%

Second Lien Notes

In December 2010, we issued $104.9 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum and mature in June 2018 (the "Second Lien Notes"). Interest on the Second Lien Notes is payable semi-annually on June 15th and December 15th of each year and is computed on the basis of a 360-day year comprised of twelve 30 day months.

In October 2013, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 10.0% per annum, are payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”), pursuant to an exchange agreement (the “Exchange Agreement”), as further described below.

In September 2014, pursuant to the Debt for Equity Exchange Agreement with the Parent and the Investors, the Investors exchanged approximately $7.8 million aggregate principal amount of Second Lien Notes, plus accrued and unpaid interest, for equity interest in the Parent. At September 30, 2014, the Company's total principal amount of Second Lien Notes was approximately $2.8 million.

Subsequent to September 30, 2014, the Company repurchased $0.6 million in aggregate principal amount of Second Lien Notes at a price equal to 108.0% of the aggregate principal amount thereof, plus accrued and unpaid interest in the open market. After giving effect to this repurchase, approximately $2.2 million aggregate principal amount of Second Lien Notes remain outstanding.

The Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility and the First Lien Notes. The Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

Under the Second Lien Notes Indenture (as defined below), the Company has the option to redeem the Second Lien Notes on or after December 15, 2013, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

Year	Percentage
2013	110.125%
2014	106.75%
2015	103.375%
2016 and thereafter	100%

Second Lien PIK Notes

In October 2013, we issued approximately $94.3 million aggregate principal amount of Second Lien PIK Notes in exchange for an equal aggregate principal amount of Second Lien Notes pursuant to the Exchange Agreement, as described above. The Second Lien PIK Notes were issued under a new indenture (the “Second Lien PIK Notes Indenture”), by and among American Media, Inc., certain of its subsidiaries listed as guarantors thereto (the "Guarantors") and Wilmington Trust, National Association, as trustee (the "Trustee").

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

Subject to certain exceptions, the cash interest savings (as defined in the Second Lien PIK Notes Indenture) resulting from the exchange of the Second Lien Notes must be used by the Company to repurchase First Lien Notes until the Cash Interest Rate Conversion Date. The participating holders have a right of first offer to sell any of their First Lien Notes to the Company before the Company makes repurchases of First Lien Notes from any other holders of the First Lien Notes, including those purchases pursuant to open market repurchases. In August 2014, the Company and the Guarantors entered into an amendment to the Exchange Agreement (the “Exchange Agreement Amendment”) which provides that the Company is not required to apply the cash interest savings to repurchase outstanding First Lien Notes for the semi-annual interest periods ending on June 15, 2014 and December 15, 2014.

The December 15, 2013 and the June 15, 2014 interest payments-in-kind on the Second Lien PIK Notes totaled $1.9 million and $4.8 million, respectively, and were recorded as increases to the aggregate principal amount of Second Lien PIK Notes.

In connection with the Merger Agreement, in August 2014, the Company and certain of its subsidiaries entered into the Note Purchase Agreement with the Investors and the Company issued approximately $12.3 million in aggregate principal amount of additional Second Lien PIK Notes (the "Additional Notes"). The Additional Notes were issued under the Second Lien PIK Notes Indenture and were assigned the same CUSIP number as the outstanding Second Lien PIK Notes. The Additional Notes were issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

In September 2014, pursuant to the Debt for Equity Exchange Agreement with the Parent and the Investors, the Investors exchanged approximately $113.3 million aggregate principal amount of Second Lien PIK Notes, plus accrued and unpaid interest, which represented all of the outstanding Second Lien PIK Notes, for equity interests in the Parent. Upon the cancellation of all outstanding Second Lien PIK Notes, the collateral agreement securing the Second Lien PIK Notes was terminated and the obligations of the Company under the Second Lien PIK Notes Indenture were satisfied in full and the discharge thereof was acknowledged by the Trustee.

As of September 30, 2014, the Company’s total principal amount of Senior Secured Notes was approximately $365.5 million, consisting of $362.7 million principal amount of First Lien Notes and $2.8 million principal amount of Second Lien Notes.

Supplemental Indentures

In August 2014, the Company received consents from the holders of (a) $218.2 million principal amount of the outstanding First Lien Notes to amend the indenture dated as of December 1, 2010 (as such agreement may be amended, restated or supplemented, the “First Lien Notes Indenture”), among the Company, the Guarantors and the Trustee, (b) $7.8 million principal amount of the outstanding Second Lien Notes to amend the indenture dated as of December 22, 2010 (as such agreement may be amended, restated or supplemented, the “Second Lien Notes Indenture” and, together with the First Lien Notes Indenture and the Second Lien PIK Notes Indenture, the “Indentures”), among the Company, the Guarantors and the Trustee and (c) $101.0 million principal amount of the outstanding Second Lien PIK Notes to amend the Second Lien PIK Notes Indenture, which in each case represented the requisite consents from holders of at least a majority of the aggregate principal amount of the Senior Secured Notes then outstanding.

As a result of receiving the requisite consents, in August 2014, the Company and the Trustee entered into (a) the Fourth Supplemental Indenture (the “First Lien Notes Supplemental Indenture”) to the First Lien Notes Indenture, (b) the Third Supplemental Indenture (the “Second Lien Notes Supplemental Indenture”) to the Second Lien Notes Indenture and (c) the First Supplemental Indenture (the “Second Lien PIK Notes Supplemental Indenture” and, together with the First Lien Notes Supplemental Indenture and the Second Lien Notes Supplemental Indenture, the “Supplemental Indentures”) to the Second Lien PIK Notes Indenture.

The Supplemental Indentures amended the Indentures to (a) permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of “Change of Control” and permitting the issuance of the Additional Notes pursuant to the Second Lien PIK Notes Indenture; and (b) in the case of the Second Lien PIK Notes Supplemental Indenture only, eliminate the Company’s obligation to apply cash interest savings (as defined in the Second Lien PIK Notes Indenture) to repurchase outstanding First Lien Notes for the semi-annual interest periods ending on June 15, 2014 and December 15, 2014 (collectively, the “Amendments”). Pursuant to the terms of the Supplemental Indentures, the Supplemental Indentures became effective, and the Amendments became operative, immediately upon execution of the Supplemental Indentures.

The Indentures governing the Senior Secured Notes contain certain affirmative covenants, negative covenants and events of default. For example, the Indentures governing the Senior Secured Notes contain covenants that limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the Indentures governing the Senior Secured Notes impose certain requirements as to future subsidiary guarantors. As of September 30, 2014, the Company was in compliance with all of the covenants under the Indentures governing the Senior Secured Notes.

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

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

		September 30, 2014		March 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
First Lien Notes	Level 2	$362,675	$382,169	$362,675	$397,129
Second Lien Notes	Level 2	2,798	2,927	10,602	10,840
Second Lien PIK Notes	Level 2	—	—	96,200	95,178

The fair value of the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes is estimated using quoted market prices for the same or similar issues.

As of September 30, 2014 and March 31, 2014, the Company did not have financial assets or liabilities that would require measurement on a recurring basis, based on the guidance in ASC 820. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and the 2010 Revolving Credit Facility. The carrying amount of these accounts approximates fair value.

Assets measured at fair value on a nonrecurring basis

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. During an evaluation of goodwill and other identified intangible assets at September 30, 2014, the carrying value of goodwill and tradenames for certain reporting units exceeded fair value. As a result, the Company recorded an impairment charge that incorporates fair value measurements based on Level 3 inputs. See Note 4, "Goodwill and Other Identified Intangible Assets," for further discussion on measuring the Company's non-financial assets, specifically goodwill and tradenames.

Note 8 - Income Taxes

The asset and liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2014, a valuation allowance of $52.5 million was recorded against the Company's net deferred tax assets, excluding the deferred tax liability for indefinite-lived intangible assets. The Company's deferred tax liabilities related to indefinite-lived intangible assets were not considered a future source of income to support the realization of deferred tax assets within the net operating loss carryforward period. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

In August 2014, as a result of the Merger, a change of control has occurred. Accordingly, management assessed the impact of the Merger for limitations under section 382 of the Internal Revenue Code ("IRC"). Since the Company was in a net unrealized built-in gain position the Company's annual IRC section 382 limitation will likely increase over the next five years. The Company does not expect that the 382 limitation will impact our ability to utilize our tax attributes.

Note 9 - Related Party Transactions

As discussed in Note 1, "Nature of the Business" and Note 6, "Senior Secured Notes," in September 2014, the Company entered into the Debt for Equity Exchange Agreement with the Parent and the Investors pursuant to which the Investors exchanged approximately $121.1 million in aggregate principal amount of Senior Secured Notes of the Company, plus accrued and unpaid interest of approximately $2.9 million, for equity interests in the Parent.

As discussed in Note 6, "Senior Secured Notes," subsequent to September 30, 2014, the Company repurchased $5.6 million in aggregate principal amount of Senior Secured Notes, plus accrued and unpaid interest, from the Investors in the open market.

Mr. Elkins, a former member of our Board of Directors provided certain financial advisory services to the Company through Roxbury Advisory, LLC ("Roxbury"), a company controlled by Mr. Elkins. In August 2014, the consulting agreement between Roxbury and the Company was terminated. Payments for the services received from Roxbury totaled $50,000 and $60,000 during the six months ended September 30, 2014 and 2013, respectively, and the Company has no outstanding payables to Roxbury at September 30, 2014 or March 31, 2014.

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

Olympia's net income during the three and six months ended September 30, 2014 and 2013 was $1.3 million and $1.1 million, respectively.

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

The operating results of ZAM were insignificant to the Company's consolidated financial statements during the three and six months ended September 30, 2014 and 2013.

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

In August 2012, Odyssey was converted from a limited liability company to a corporation (the “LLC Conversion”) and its name was changed to Odyssey Magazine Publishing Group, Inc. (“Odyssey Corporation”). Concurrent with the LLC Conversion, the membership interest held by each of the Company and the Odyssey LLC Member in Odyssey was canceled and converted into (i) for the Company, 1,000 shares of common stock and 731 shares of series A preferred stock in Odyssey Corporation, and (ii) for the Odyssey LLC Member, 269 shares of series A preferred stock in Odyssey Corporation. In connection with the LLC Conversion, the Company and the Odyssey LLC Member entered into a preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”), wherein the Company purchased the Odyssey LLC Member’s shares of series A preferred stock in Odyssey Corporation and the Membership Interest Purchase Agreement was terminated. The Preferred Stock Purchase Agreement was paid in full as of March 31, 2014.

Redeemable Noncontrolling Interests

The following table reconciles equity attributable to the redeemable noncontrolling interests (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$3,000	$3,000	$3,000	$3,000
Net income attributable to noncontrolling interests	1,259	1,076	1,259	1,076
Balance, end of period	$4,259	$4,076	$4,259	$4,076

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

Radar Online, LLC

In October 2008, the Company entered into a limited liability company agreement to form Radar Online, LLC, a joint venture ("Radar"), to manage Radar Online, a website focusing on celebrity and entertainment news. Though the Company owns 50% of Radar and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Radar using the equity method. The operating results of Radar were insignificant to the Company’s consolidated financial statements during the three and six months ended September 30, 2014 and 2013. The management fees receivable from Radar totaled $2.3 million and $2.2 million as of September 30, 2014 and March 31, 2014, respectively and is part of other long-term assets in the accompanying condensed consolidated financial statements.

Media Brands, LLC

In August 2011, the Company entered into a limited liability company agreement to form Media Brands, LLC, a joint venture ("Media Brands"), to produce, market, sell and distribute various nutritional supplement product lines branded with certain of the Company's health and fitness brands. Media Brands was initially capitalized by the Company and the other limited liability company member (the "Media Brands Member") and the Company and the Media Brands Member each received an initial ownership interest of 50% in Media Brands. Though the Company owns 50% of Media Brands and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Media Brands using the equity method. The operations of Media Brands commenced during the second quarter of fiscal 2014 and the operating results were insignificant to the Company's consolidated financial statements during the three and six months ended September 30, 2014 and 2013.

Odyssey/Unconventional Partners Entertainment, LLC

In March 2013, Odyssey Corporation, a wholly-owned subsidiary of American Media, Inc., entered into a limited liability company agreement to form Odyssey/UnConventional Partners Entertainment, LLC, a joint venture (“OUPE”), to develop and produce a television show based on OK! magazine ("OK!TV"). OUPE was initially capitalized by Odyssey Corporation and the other limited liability company member (the "OUPE Member") and Odyssey Corporation and the OUPE Member received an initial ownership interest of approximately 50% in OUPE. In August 2013, Odyssey Corporation and the OUPE Member amended the limited liability company agreement to provide for an additional limited liability company member to receive a membership interest in OUPE (the "Additional OUPE Member") in exchange for its capital contribution to OUPE.

Odyssey Corporation owns 33.3% of OUPE and can exercise significant influence but does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in OUPE using the equity method. The operations of OUPE commenced during the second quarter of fiscal 2014 when the television show OK!TV was launched and the operating results were insignificant to the Company's consolidated financial statements during the three and six months ended September 30, 2014 and 2013.

Select Media Services, LLC

In September 2013, we contributed substantially all of the assets, comprising the Company's distribution and merchandising businesses operated by In Store Services, Inc., formerly known as Distribution Services, Inc. ("DSI"), a wholly-owned subsidiary of American Media, Inc., and $2.3 million in cash in exchange for a 27.5% membership interest in Select Media Services, LLC, a joint venture ("Select"), which operates as a merchandising and in-store services business.

DSI can exercise significant influence but does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Select using the equity method. The operating results were approximately $0.2 million and $0.5 million during the three and six months ended September 30, 2014, respectively and are reflected in other income in the accompanying unaudited condensed consolidated statement of income (loss) and comprehensive income (loss).

The membership interest and cash contribution in Select was adjusted in September 2014, pursuant to a one-time retro-active adjustment back to September 2013. DSI's membership interest has been replaced with a participation interest in the earnings of Select and the initial capital contribution was refunded to DSI in October 2014 along with the distribution of DSI's participation interest for the twelve months ended August 31, 2014.

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

On April 3, 2012, the Second Circuit issued a decision reversing the dismissal of the lawsuit and reinstating the antitrust and state law claims (except the defamation claim, which Anderson withdrew), and, on January 7, 2013, the United States Supreme Court declined to review the Second Circuit decision. Following the Second Circuit decision, the case has been proceeding in the District Court and the parties engaged in discovery. Fact discovery was completed in May 2014 and expert discovery was completed in October 2014. Anderson submitted an expert report calculating that damages are approximately $470 million, which would be subject to trebling should Anderson prevail against the defendants in the lawsuit. Defendants, including American Media, Inc. and DSI, also have submitted an expert report on damages, which opines that, separate and apart from the question of liability, Anderson has suffered no damages. The deadline for the parties to file their Motions for Summary Judgment is December 15, 2014.

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

Segment information for the three and six months ended September 30, 2014 and 2013 and the assets employed as of September 30, 2014 and March 31, 2014 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Operating revenues
Celebrity Brands	$42,763	$55,116	$89,610	$106,504
Women's Active Lifestyle Group	12,714	12,763	27,631	29,523
Men's Active Lifestyle Group	17,495	19,521	32,648	35,625
Corporate and Other	1,214	3,204	2,552	9,344
Total operating revenues	$74,186	$90,604	$152,441	$180,996
Operating income (loss)
Celebrity Brands	$12,858	$19,655	$30,751	$38,113
Women's Active Lifestyle Group	1,338	98	2,871	3,112
Men's Active Lifestyle Group	(13,566)	5,764	(9,873)	11,051
Corporate and Other	(19,849)	(14,714)	(37,279)	(24,907)
Total operating income (loss)	$(19,219)	$10,803	$(13,530)	$27,369
Depreciation and amortization
Celebrity Brands	$399	$898	$957	$1,733
Women's Active Lifestyle Group	273	177	510	320
Men's Active Lifestyle Group	275	189	528	349
Corporate and Other	2,243	2,361	4,553	4,315
Total depreciation and amortization	$3,190	$3,625	$6,548	$6,717
Impairment of goodwill and intangible assets
Men's Active Lifestyle Group	17,403	—	17,403	—
Corporate and Other	1,055	—	1,055	—
Total impairment of goodwill and intangible assets	$18,458	$—	$18,458	$—
Amortization of deferred rack costs
Celebrity Brands	$1,226	$1,566	$2,586	$3,166
Women's Active Lifestyle Group	99	76	179	150
Men's Active Lifestyle Group	10	13	28	23
Total amortization of deferred rack costs	$1,335	$1,655	$2,793	$3,339

Total Assets	September 30, 2014	March 31, 2014
Celebrity Brands	$313,197	$339,617
Women's Active Lifestyle Group	71,125	70,828
Men's Active Lifestyle Group	90,589	105,994
Corporate and Other (1)	66,807	56,201
Total assets	$541,718	$572,640

(1) Amounts are primarily comprised of inventories, prepaid expenses, property and equipment, deferred debt costs and certain other assets.

Geographic Data

The Company operates principally in two geographic areas, the United States of America and Europe (primarily the United Kingdom). There were no significant transfers between geographic areas during the three and six months ended September 30, 2014 and 2013. The following tables present revenue by geographic area for the three and six months ended September 30, 2014 and 2013 and the assets employed as of September 30, 2014 and March 31, 2014 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Operating revenues:
United States of America	$71,424	$87,525	$146,648	$174,761
Europe	2,762	3,079	5,793	6,235
Total operating revenues	$74,186	$90,604	$152,441	$180,996

	September 30, 2014	March 31, 2014
Assets:
United States of America	$533,221	$564,214
Europe	8,497	8,426
Total assets	$541,718	$572,640

Note 13 - Capital Structure

As discussed in Note 1, "Nature of the Business," in August 2014, pursuant to the Merger Agreement, certain Investors of the Company acquired 100% of the issued and outstanding shares of common stock of the Company through the Merger, with the Company surviving the Merger.

Prior to the Merger, the Company had authorized 15,000,000 shares of stock, comprised of 1,000,000 shares of $0.0001 par value preferred stock and 14,000,000 shares of 0.0001 par value common stock. The Board of Directors could determine the rights, preferences and limitations of the preferred stock when issued. Prior to the Merger, there were no shares of preferred stock issued or outstanding, 10,000,000 shares of common stock issued and outstanding and 1,172,150 shares of restricted common stock issued. See Stock Based Compensation below for a further description of the Equity Incentive Plan regarding the shares of restricted common stock.

In accordance with the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the Merger, including any shares of restricted stock of the Company, were converted into the right to receive $0.1795 per share in cash, and each share of the Company’s common stock was canceled and retired and ceased to exist.

Each share of common stock of the Merger Sub outstanding immediately prior to the Merger was converted into and exchanged for one validly issued, fully paid and non-assessable share of the Company’s common stock. Immediately prior to the Merger, Merger Sub had 100 shares of common stock issued and outstanding. As result, immediately after the Merger, the Company has 100 shares of common stock issued and outstanding.

Subsequent to the Merger, the Company has authorized 68,000,000 shares of stock, comprised of 1,000,000 shares of $0.0001 preferred stock and 67,000,000 shares of $0.0001 par value common stock. The Board of Directors can determine the rights, preferences and limitations of the preferred stock when issued. At September 30, 2014, there were no shares of preferred stock issued or outstanding and 100 shares of common stock issued and outstanding.

As discussed in Note 6, "Senior Secured Notes," in September 2014, pursuant to the Debt for Equity Exchange Agreement with the Parent and the Investors, the Investors exchanged approximately $121.1 million aggregate principal amount of Senior Secured Notes, plus accrued and unpaid interest of approximately $2.9 million, for equity interest in the Parent.

Also, in September 2014, the Parent made a capital contribution to the Company of approximately $0.6 million in cash.

Stock Based Compensation

In December 2010, the Company adopted an equity incentive plan (the “Equity Incentive Plan”), which provided for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards and performance compensation awards to incentivize and retain directors, officers, employees, consultants and advisors. Under the terms of the Equity Incentive Plan, the Compensation Committee of the Board of Directors administered the Equity Incentive Plan and had the authority to determine the recipients to whom awards were made, the amount of the awards, the terms of the vesting and other terms as applicable.

Equity Incentive Plan

In December 2010, the Compensation Committee was authorized to issue up to 1.1 million shares of the Company's common stock through the issuance of restricted stock awards. In July 2013, the Compensation Committee was authorized to issue up to an additional 500,000 shares of the Company's common stock through the issuance of restricted awards.

The shares of restricted stock fully vest upon the earlier to occur of a change of control or an initial public offering, each as defined in the Equity Incentive Plan (a “Liquidity Event”). The holders of the restricted stock were entitled to receive dividends, if and when declared by the Company, and could have exercised voting rights with respect to the common shares while the shares were restricted.

Immediately prior to the Merger, there were 1,172,150 shares of restricted common stock issued. In accordance with FASB ASC 718, Compensation - Stock Compensation, the Company recognized stock based compensation expense of approximately $210,000 in August 2014 in connection with the Merger, which resulted in a change of control, which is defined as a Liquidity Event.

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,043	$5,517	$—	$7,560
Trade receivables, net	—	29,494	1,569	—	31,063
Inventories	—	1,851	946	—	2,797
Prepaid expenses and other current assets	—	28,804	2,061	(5,487)	25,378
Total current assets	—	62,192	10,093	(5,487)	66,798
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,798	—	—	3,798
Furniture, fixtures and equipment	—	43,151	860	—	44,011
Less – accumulated depreciation	—	(26,037)	(693)	—	(26,730)
Total property and equipment, net	—	20,912	167	—	21,079
OTHER ASSETS:
Deferred debt costs, net	6,068	—	—	—	6,068
Deferred rack costs, net	—	4,496	—	—	4,496
Investments in affiliates	531,657	513	—	(531,732)	438
Other long-term assets	—	3,624	—	—	3,624
Total other assets	537,725	8,633	—	(531,732)	14,626
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	173,498	4,510	—	178,008
Other identified intangibles, net	—	255,207	6,000	—	261,207
Total goodwill and other identified intangible assets	—	428,705	10,510	—	439,215
TOTAL ASSETS	$537,725	$520,442	$20,770	$(537,219)	$541,718

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$19,341	$365	$—	$19,706
Accrued expenses and other liabilities	—	42,053	8,014	(14,995)	35,072
Accrued interest	12,565	5	—	—	12,570
Deferred revenues	—	44,929	896	—	45,825
Total current liabilities	12,565	106,328	9,275	(14,995)	113,173
NON-CURRENT LIABILITIES:
Senior secured notes	365,473	—	—	—	365,473
Revolving credit facility	7,600	—	—	—	7,600
Other non-current liabilities	—	6,670	—	—	6,670
Deferred income taxes	—	86,773	—	9,508	96,281
Due (from) to affiliates	203,825	(207,957)	4,132	—	—
Total liabilities	589,463	(8,186)	13,407	(5,487)	589,197
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	4,259	—	4,259
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(51,738)	528,628	3,104	(531,732)	(51,738)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$537,725	$520,442	$20,770	$(537,219)	$541,718

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$420	$2,615	$—	$3,035
Trade receivables, net	—	42,724	1,912	—	44,636
Inventories	—	10,307	603	—	10,910
Prepaid expenses and other current assets	—	21,634	493	(5,487)	16,640
Total current assets	—	75,085	5,623	(5,487)	75,221
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,798	—	—	3,798
Furniture, fixtures and equipment	—	39,482	822	—	40,304
Less – accumulated depreciation	—	(22,461)	(667)	—	(23,128)
Total property and equipment, net	—	20,819	155	—	20,974
OTHER ASSETS:
Deferred debt costs, net	8,125	—	—	—	8,125
Deferred rack costs, net	—	5,073	—	—	5,073
Other long-term assets	—	3,841	—	—	3,841
Investments in affiliates	546,696	2,248	—	(546,085)	2,859
Total other assets	554,821	11,162	—	(546,085)	19,898
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	182,388	4,510	—	186,898
Other identified intangibles, net	—	263,649	6,000	—	269,649
Total goodwill and other identified intangible assets	—	446,037	10,510	—	456,547
TOTAL ASSETS	$554,821	$553,103	$16,288	$(551,572)	$572,640

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$19,589	$526	$—	$20,115
Accrued expenses and other liabilities	—	25,177	5,863	(3,239)	27,801
Accrued interest	15,897	—	—	—	15,897
Deferred revenues	—	31,754	1,564	—	33,318
Total current liabilities	15,897	76,520	7,953	(3,239)	97,131
NON-CURRENT LIABILITIES:
Senior secured notes	469,477	—	—	—	469,477
Revolving credit facility	29,000	—	—	—	29,000
Other non-current liabilities	—	7,172	—	—	7,172
Deferred income taxes	—	101,036	45	(2,248)	98,833
Due (from) to affiliates	172,420	(176,552)	4,132	—	—
Total liabilities	686,794	8,176	12,130	(5,487)	701,613
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(131,973)	544,927	1,158	(546,085)	(131,973)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$554,821	$553,103	$16,288	$(551,572)	$572,640

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$38,898	$1,261	$—	$40,159
Advertising	—	24,151	1,407	—	25,558
Other	—	1,880	6,589	—	8,469
Total operating revenues	—	64,929	9,257	—	74,186
OPERATING EXPENSES:
Editorial	—	8,753	331	—	9,084
Production	—	18,567	4,505	—	23,072
Distribution, circulation and other cost of sales	—	12,277	549	—	12,826
Selling, general and administrative	—	25,990	785	—	26,775
Depreciation and amortization	—	3,170	20	—	3,190
Impairment of goodwill and intangible assets	—	18,458	—	—	18,458
Total operating expenses	—	87,215	6,190	—	93,405
OPERATING INCOME (LOSS)	—	(22,286)	3,067	—	(19,219)
OTHER INCOME (EXPENSES):
Interest expense	(13,784)	(10)	(17)	—	(13,811)
Amortization of deferred debt costs	(1,623)	—	—	—	(1,623)
Other income (expense)	1	(16)	—	—	(15)
Total other expenses, net	(15,406)	(26)	(17)	—	(15,449)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(15,406)	(22,312)	3,050	—	(34,668)
PROVISION FOR INCOME TAXES	—	(5,989)	98	—	(5,891)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(13,975)	374	—	13,601	—
NET (LOSS) INCOME	(29,381)	(15,949)	2,952	13,601	(28,777)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,285)	—	(1,285)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$(29,381)	$(15,949)	$1,667	$13,601	$(30,062)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(29,381)	$(15,949)	$2,952	$13,601	$(28,777)
Foreign currency translation adjustment	—	—	(66)	—	(66)
Comprehensive (loss) income	$(29,381)	$(15,949)	$2,886	$13,601	$(28,843)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(1,285)	—	(1,285)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(29,381)	$(15,949)	$1,601	$13,601	$(30,128)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$83,653	$2,735	$—	$86,388
Advertising	—	52,761	2,913	—	55,674
Other	—	3,400	6,979	—	10,379
Total operating revenues	—	139,814	12,627	—	152,441
OPERATING EXPENSES:
Editorial	—	17,570	932	—	18,502
Production	—	37,734	5,350	—	43,084
Distribution, circulation and other cost of sales	—	24,339	1,268	—	25,607
Selling, general and administrative	—	52,198	1,574	—	53,772
Depreciation and amortization	—	6,504	44	—	6,548
Impairment of goodwill and intangible assets	—	18,458	—	—	18,458
Total operating expenses	—	156,803	9,168	—	165,971
OPERATING INCOME	—	(16,989)	3,459	—	(13,530)
OTHER INCOME (EXPENSES):
Interest expense	(27,740)	(27)	(31)	—	(27,798)
Amortization of deferred debt costs	(2,057)	—	—	—	(2,057)
Other income	1	298	—	—	299
Total other (expenses) income, net	(29,796)	271	(31)	—	(29,556)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(29,796)	(16,718)	3,428	—	(43,086)
PROVISION FOR INCOME TAXES	—	(2,491)	220	—	(2,271)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(11,553)	735	—	10,818	—
NET (LOSS) INCOME	(41,349)	(13,492)	3,208	10,818	(40,815)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,215)	—	(1,215)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$(41,349)	$(13,492)	$1,993	$10,818	$(42,030)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(41,349)	$(13,492)	$3,208	$10,818	$(40,815)
Foreign currency translation adjustment	—	—	(48)	—	(48)
Comprehensive (loss) income	(41,349)	(13,492)	3,160	10,818	(40,863)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(1,215)	—	(1,215)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(41,349)	$(13,492)	$1,945	$10,818	$(42,078)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$51,421	$1,183	$—	$52,604
Advertising	—	27,287	1,459	—	28,746
Other	—	3,900	5,354	—	9,254
Total operating revenues	—	82,608	7,996	—	90,604
OPERATING EXPENSES:
Editorial	—	9,323	325	—	9,648
Production	—	22,172	3,431	—	25,603
Distribution, circulation and other cost of sales	—	15,884	603	—	16,487
Selling, general and administrative	—	23,543	895	—	24,438
Depreciation and amortization	—	3,607	18	—	3,625
Total operating expenses	—	74,529	5,272	—	79,801
OPERATING INCOME	—	8,079	2,724	—	10,803
OTHER EXPENSES:
Interest expense	(15,051)	(11)	—	—	(15,062)
Amortization of deferred debt costs	(403)	—	—	—	(403)
Other expenses, net	—	—	—	—	—
Total other expense, net	(15,454)	(11)	—	—	(15,465)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(15,454)	8,068	2,724	—	(4,662)
(BENEFIT) PROVISION FOR INCOME TAXES	(5,115)	2,034	137	—	(2,944)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	7,545	435	—	(7,980)	—
NET (LOSS) INCOME	(2,794)	6,469	2,587	(7,980)	(1,718)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,076)	—	(1,076)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,794)	$6,469	$1,511	$(7,980)	$(2,794)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(2,794)	$6,469	$2,587	$(7,980)	$(1,718)
Foreign currency translation adjustment	—	—	88	—	88
Comprehensive (loss) income	$(2,794)	$6,469	$2,675	$(7,980)	$(1,630)
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,076)	—	(1,076)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,794)	$6,469	$1,599	$(7,980)	$(2,706)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$100,452	$2,427	$—	$102,879
Advertising	—	58,407	3,050	—	61,457
Other	—	10,985	5,675	—	16,660
Total operating revenues	—	169,844	11,152	—	180,996
OPERATING EXPENSES:
Editorial	—	18,409	675	—	19,084
Production	—	44,667	4,171	—	48,838
Distribution, circulation and other cost of sales	—	31,461	1,256	—	32,717
Selling, general and administrative	—	44,597	1,674	—	46,271
Depreciation and amortization	—	6,677	40	—	6,717
Total operating expenses	—	145,811	7,816	—	153,627
OPERATING INCOME	—	24,033	3,336	—	27,369
OTHER EXPENSES:
Interest expense	(29,780)	41	—	—	(29,739)
Amortization of deferred debt costs	(788)	—	—	—	(788)
Other expenses, net	—	(251)	—	—	(251)
Total other expense, net	(30,568)	(210)	—	—	(30,778)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(30,568)	23,823	3,336	—	(3,409)
(BENEFIT) PROVISION FOR INCOME TAXES	(10,727)	7,987	284	—	(2,456)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	17,812	900	—	(18,712)	—
NET (LOSS) INCOME	(2,029)	16,736	3,052	(18,712)	(953)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,076)	—	(1,076)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,029)	$16,736	$1,976	$(18,712)	$(2,029)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(2,029)	$16,736	$3,052	$(18,712)	$(953)
Foreign currency translation adjustment	—	—	131	—	131
Comprehensive (loss) income	(2,029)	16,736	3,183	(18,712)	(822)
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,076)	—	(1,076)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,029)	$16,736	$2,107	$(18,712)	$(1,898)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(18,764)	$40,327	$2,902	$—	$24,465
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(5,114)	—	—	(5,114)
Purchase of intangible assets	—	(2,167)	—	—	(2,167)
Proceeds from sale of assets	—	9	—	—	9
Net cash used in investing activities	—	(7,272)	—	—	(7,272)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	28,300	—	—	—	28,300
Repayment to revolving credit facility	(49,700)	—	—	—	(49,700)
Proceeds from issuance of senior secured notes	12,500	—	—	—	12,500
Capital contribution	573	—	—	—	573
Costs incurred in restructuring	(4,315)	—		—	(4,315)
Due to (from) affiliates	31,406	(31,406)	—	—	—
Net cash provided by (used in) financing activities	18,764	(31,406)	—	—	(12,642)
Effect of exchange rate changes on cash	—	(26)	—	—	(26)
Net increase in cash and cash equivalents	—	1,623	2,902	—	4,525
Cash and cash equivalents, beginning of period	—	420	2,615	—	3,035
Cash and cash equivalents, end of period	$—	$2,043	$5,517	$—	$7,560

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(27,452)	$22,403	$3,172	$(476)	$(2,353)
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(5,517)	—	—	(5,517)
Purchase of intangible assets	—	(2,644)	—	—	(2,644)
Proceeds from sale of assets	—	5	—	—	5
Investments in affiliates	—	(2,536)	—	—	(2,536)
Other	—	—	(300)	—	(300)
Net cash used in investing activities	—	(10,692)	(300)	—	(10,992)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	47,600	—	—	—	47,600
Repayments to revolving credit facility	(30,100)	—	—	—	(30,100)
Payments for redemption of Odyssey preferred stock	(2,023)	—	—	—	(2,023)
Due to (from) affiliates	11,975	(11,975)	—	—	—
Dividends paid to parent	—	—	(476)	476	—
Net cash provided by (used in) financing activities	27,452	(11,975)	(476)	476	15,477
Effect of exchange rate changes on cash	—	214	—	—	214
Net (decrease) increase in cash and cash equivalents	—	(50)	2,396	—	2,346
Cash and cash equivalents, beginning of period	—	683	1,692	—	2,375
Cash and cash equivalents, end of period	$—	$633	$4,088	$—	$4,721

Note 15 - Subsequent Events

As discussed in Note 6, "Senior Secured Notes," subsequent to September 30, 2014, the Company repurchased $5.6 million in aggregate principal amount of Senior Secured Notes, plus accrued and unpaid interest, from the Investors in the open market. After giving effect to this repurchase, approximately $359.9 million aggregate principal amount of Senior Secured Notes remain outstanding.

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

EXECUTIVE SUMMARY

We are the largest publisher of celebrity and health and active lifestyle magazines in the United States and operate a diversified portfolio of 14 publications that have a combined monthly print and digital audience of more than 53 million readers and monthly on-line audience of approximately 49 million readers. Our celebrity titles together are number one in market share in newsstand circulation in the celebrity category and, on-line, are the fastest growing brands in the category. Our health and active lifestyle titles together have the highest market share of national magazine advertising pages in their competitive set in the United States. Total circulation of our print publications with a frequency of six or more times per year were approximately 6.0 million copies per issue during the six months ended September 30, 2014.

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

Our brands go beyond the printed page. We engage an audience of more than 102 million men and women every month through not only books and magazines, but also social media, television, and on all digital platforms, from phones and tablets to laptops and desktops. We are embarking on a transformation from a leading media company to a lifestyle brands Company that informs and entertains while also selling apparel, nutritional products, and recreational activities.

Our largest revenue stream comes from single copy newsstand sales. Our print circulation revenue was 57% of our operating revenues for the six months ended September 30, 2014, of which 76% was generated by single copy sales and the remaining 24% was generated by subscriptions. Single copy newsstand units are sold through national distributors, wholesalers and retailers, and subscription copies are mailed to subscribers and sold as digital copies. As of September 30, 2014, our digital subscriptions represented 24% of our 4.5 million paid subscriptions, the highest percentage among our competitive set. Our digital subscription revenue represented 1% of our total operating revenues for the six months ended September 30, 2014.

Our second largest revenue stream comes from multi-platform advertising. Our print advertising revenue, generated primarily by national advertisers, represented 32% of our total operating revenues and our digital advertising revenue represented 13% of our total advertising revenue for the six months ended September 30, 2014. Our digital advertising revenue represented 5% of our total operating revenues for the six months ended September 30, 2014. Advertising revenue is typically highest in the fourth quarter of our fiscal year due to seasonality.

We are experiencing declines in our circulation revenue and print advertising as a result of market conditions in the magazine publishing industry. These declines are primarily caused by the disruption in our wholesaler distribution channel and the decline in the consumer advertising market coupled with the shift in advertising dollars from print to digital. Our financial performance depends, in large part, on varying conditions in the markets we serve. Demand in these markets tends to fluctuate in response to overall economic conditions and current events. Since magazines are generally discretionary purchases for consumers, our circulation revenues are sensitive to economic downturns. Adverse changes in the markets we serve generally result in reductions in revenue as a result of lower consumer spending, which can lead to a reduction in advertising revenue.

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

Paper is the principal raw material utilized in our publications. We have a long-term paper supply and purchasing agreement with the largest paper supply broker in the United States who manages all aspects of our raw material paper inventory. The price of paper is driven by market conditions and therefore difficult to predict. Changes in paper prices could significantly affect our business. We believe adequate supplies of paper are available to fulfill our planned, as well as future, publishing requirements. We have long-term printing contracts with three major third-party printing companies. Our production expenses, including paper and printing costs, accounted for approximately 26% and 32% of our operating expenses for the six months ended September 30, 2014 and 2013, respectively.

Sales and marketing of our magazines to retailers is handled by third-party wholesalers through multi-year arrangements. During the six months ended September 30, 2014, approximately 62% of our circulation revenue was derived from two of these third-party wholesalers. Billing, collection and distribution services for retail sales of our magazines are handled by a national distributor. In May 2014, our former second-largest wholesaler notified AMI that they were ceasing all distribution operations immediately and filed for bankruptcy in June 2014. For information regarding the future impact on the Company, see "Current Developments and Management Action Plans - Current Developments - Other Developments" below.

Our fiscal year ends on March 31, 2015 and may be referred to herein as fiscal 2015.

CURRENT DEVELOPMENTS AND MANAGEMENT ACTION PLANS

Current Developments

Digital Initiatives

Our digital team comprised of senior executives hired from companies such as Fox Mobile, Microsoft and Google continue to improve on our digital investment strategy. Our fully integrated print and digital sales team is comprised of more than 90 sales executives, with a dozen digital brand champion sales staff across all the websites. We believe our structure is highly effective to respond to our advertisers' requests for integrated marketing solutions for combined print and digital, as well as digital-only programs. During the six months ended September 30, 2014, our digital advertising revenue increased 37%, compared to the six months ended September 30, 2013.

We have launched digital editions for all our brands on the following platforms: Apple, Google newsstands, Zinio, Amazon Kindle, and Barnes & Noble's Nook. We are also launching single-subject, single-sponsored "digi-mags" for both Apple and Android operating systems, and we are currently syndicating Shape content on Yahoo! Shine, AOL, Huffington Post, StyleList and Kitchen Daily.

Print Initiatives

The relaunch of Men's Fitness continues to attract new luxury goods advertisers. During the six months ended September 30, 2014, total advertising revenues increased 15% for Men's Fitness as compared to the prior period. From January 1, 2014 through September 30, 2014, there were 60 new lifestyle advertisers, such as Grey Goose, HBO, Garnier, Mazda, SmartWater and New Balance, which had not previously invested in Men's Fitness.

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

The relaunch of Shape continues to attract new advertising clients. From January 1, 2014 to September 30, 2014, there were 129 new advertisers which had not previously invested in Shape, such as Mercedes Benz, Unilever, Cadillac and Microsoft. It is the category leader in print ad pages with a 32% share of market within its competitive set against Self, Fitness and Women's Health. In addition, Shape.com, is ranked number one in page views per visitor against this competitive set.

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

In September 2013, together with our strategic partners, REELZ Channel, owned by Hubbard Broadcasting, and UnConventional Studios, LLC, we launched OK!TV, a television show based on OK! magazine, which was syndicated in approximately 80% of the United States. In addition to the syndication market, the REELZ channel airs the show the day after it runs in syndication, to approximately 70 million households. The OK!TV show was renewed for a second season beginning in September 2014.

Other Developments

Wholesaler Disruption

In May 2014, we were notified by our national distributor (the “Distributor”) for our publications in the U.S. and Canada that, due to non-payment of their receivables from our former second-largest wholesaler (the “Wholesaler”), the Distributor will cease shipping our publications to the Wholesaler effective immediately. Further, in May 2014, the Wholesaler notified us that they were ceasing substantially all distribution operations in the near term and filed for bankruptcy in June 2014. On our behalf, the Distributor utilizes wholesalers to distribute our publications to retailers for ultimate sale to consumers.

Subject to the terms of our agreement with the Distributor, our exposure for bad debt related to the Wholesaler is currently expected to be approximately $5.0 million to $7.0 million, of which $4.9 million is included in our operating expenses during the six months ended September 30, 2014. The total provision for bad debt related to the Wholesaler is $6.8 million at September 30, 2014.

Our Distributor is working with the two remaining wholesalers and retailers to transition the newsstand circulation to them. We estimate that it will take until January 2015 for the transition to be completed. Our single copy newsstand sales could be reduced by approximately $10.0 million to $20.0 million during this transition period, depending on the length of time required to complete the transition to the remaining two wholesalers. In addition, after completing the transition, our revenues could be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing our publications at the same rate or quantities previously purchased.

The Merger and Related Transactions

In August 2014, AMI entered into an agreement and plan of merger (the "Merger Agreement") with AMI Parent Holdings, LLC, a Delaware limited liability company (the "Parent"), which is controlled by certain investors of AMI (collectively, the "Investors"), and AMI Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (the "Merger Sub"), whereby the Merger Sub was merged with and into AMI (the "Merger") with AMI surviving the Merger as a wholly-owned subsidiary of the Parent. As a result of the Merger, the Parent acquired 100% of the issued and outstanding shares of common stock of AMI.

In connection with the Merger, AMI entered into a note purchase agreement (the “Note Purchase Agreement”) with the Investors pursuant to which AMI issued additional senior secured notes to the Investors at par plus accrued interest for a total purchase price equal to $12.5 million.

Prior to the execution of the Merger Agreement and the Note Purchase Agreement, AMI entered into various supplemental indentures to, among other things, permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement and eliminate AMI's obligation to repurchase approximately $12.7 million of senior secured notes, during fiscal 2015, pursuant to the terms of the indenture of certain senior secured notes and the exchange agreement related to such certain senior secured notes.

In addition, in August 2014, AMI entered into an amendment to the revolving credit facility to, among other things, (i) amend the definition of "Change of Control" to permit the Merger, (ii) permit the issuance of additional senior secured notes pursuant to the Note Purchase Agreement and (iii) amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ending June 30, 2015. From July 1, 2015 through December 31, 2015, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

In September 2014, AMI entered into an exchange agreement (the "Debt for Equity Exchange Agreement") with the Parent and the Investors pursuant to which the Investors exchanged approximately $121.1 million in aggregate principal amount of senior secured notes of AMI, plus accrued and unpaid interest of approximately $2.9 million, for equity interests in the Parent.

Subsequent to September 30, 2014, AMI repurchased $5.6 million in aggregate principal amount of senior secured notes plus accrued and unpaid interest from the Investors.

See "Liquidity and Capital Resources - Merger and Related Transactions" within this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a further discussion regarding our debt agreements.

Management Action Plans for Cost Savings

During fiscal 2014, we developed and implemented management action plans that resulted in $5.1 million of cost savings in fiscal 2014 (the "2014 Management Action Plans"). The expense improvements were primarily in print order efficiency plans and editorial expense reductions. We realized the benefits from the 2014 Management Actions Plans in fiscal 2014 and we will continue to receive certain of these cost savings throughout fiscal 2015 and beyond.

During fiscal 2015, we developed and implemented management action plans that will result in $5.0 million of cost savings in fiscal 2015 and $4.4 million of cost savings in fiscal 2016 (the "2015 and 2016 Management Action Plans"). These expense improvements were primarily from outsourcing technology and operating functions, digital content re-negotiations and editorial expense reductions. We will realize the benefits from the 2015 and 2016 Management Action Plans in fiscal 2015, fiscal 2016 and beyond.

Reference to Management Action Plans refers to the 2014 Management Action Plans and the 2015 and 2016 Management Action Plans.

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis and has been derived from the accompanying financial statements for the three and six months ended September 30, 2014:

	Three Months Ended September 30,			Six Months Ended September 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Operating revenues:
Circulation	$40,159	$52,604	(24)%	$86,388	$102,879	(16)%
Advertising	25,558	28,746	(11)%	55,674	61,457	(9)%
Other	8,469	9,254	(8)%	10,379	16,660	(38)%
Total operating revenues	74,186	90,604	(18)%	152,441	180,996	(16)%
Operating expenses	93,405	79,801	17%	165,971	153,627	8%
Operating (loss) income	(19,219)	10,803	*	(13,530)	27,369	*
Other expense, net	(15,449)	(15,465)	—	(29,556)	(30,778)	(4)%
Loss before income taxes	(34,668)	(4,662)	*	(43,086)	(3,409)	*
Income tax benefit	(5,891)	(2,944)	100%	(2,271)	(2,456)	(8)%
Net loss	(28,777)	(1,718)	*	(40,815)	(953)	*
Less: net income attributable to the noncontrolling interests	(1,285)	(1,076)	19%	(1,215)	(1,076)	13%
Net loss attributable to American Media, Inc. and subsidiaries	$(30,062)	$(2,794)	*	$(42,030)	$(2,029)	*
* Represents an increase or decrease in excess of 100%.

Operating Revenues

Total operating revenues decreased 18% and 16%, respectively, during the three and six months ended September 30, 2014 compared to the prior period due to the industry-wide disruption in our wholesaler distribution channel and the decline in consumer advertising.

During the three months ended September 30, 2014, total operating revenues decreased $16.4 million due to lower circulation revenue ($12.4 million) due to the distribution disruption mentioned above and lower print advertising revenue ($4.7 million), partially offset by higher digital advertising ($1.5 million).

For the six months ended September 30, 2014, total operating revenues decreased $28.6 million due to lower circulation revenue ($16.5 million) due to the distribution disruption mentioned above and lower print advertising revenue ($7.8 million), partially offset by higher digital advertising ($2.0 million).

Circulation revenue has declined due to the industry-wide disruption in our wholesaler channel due to the shutdown and bankruptcy of one of our major wholesalers coupled with the reduction of the celebrity magazine market. Print advertising revenue was negatively impacted by the decline in consumer advertising coupled with the shift in dollars from print to digital as evidenced by our lift in digital advertising.

The following table summarizes our operating revenues, by type, as a percentage of total operating revenues:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Circulation	54%	58%	57%	57%
Advertising	34%	32%	37%	34%
Other	12%	10%	6%	9%
Total	100%	100%	100%	100%

Circulation Revenue

Our circulation revenue represented 54% and 57% of our operating revenues during the three and six months ended September 30, 2014, respectively, and 58% and 57% of our total operating revenues during the comparable prior year periods. Our circulation revenue is comprised of the following components:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Single Copy	76%	76%	76%	79%
Subscription	24%	24%	24%	21%
Total	100%	100%	100%	100%

Digital subscription revenue represented 2% of our circulation revenue and 1% of our total operating revenues for the three and six months ended September 30, 2014. For the three and six months ended September 30, 2013, digital subscription revenue represented 2% of our circulation revenue and 1% of our total operating revenues.

Circulation revenue declined $12.4 million and $16.5 million, respectively, during the three and six months ended September 30, 2014, compared to the prior period. This was due to the industry-wide disruption in our wholesaler channel due to the shutdown and bankruptcy of one of our major wholesalers coupled with the reduction of the celebrity magazine market and the continued softness in the U.S. economy.

Advertising Revenue

Our advertising revenue represented 34% and 37% of our total operating revenues during the three and six months ended September 30, 2014, respectively, and 32% and 34% of our total operating revenues during the comparable prior year periods, respectively. Our advertising revenue is generated from the following components:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Print	85%	92%	87%	91%
Digital	15%	8%	13%	9%
Total	100%	100%	100%	100%

Print advertising revenue declined $4.7 million and $7.8 million during the three and six months ended September 30, 2014 compared to the prior year periods. This was due to the 11% decline in the consumer advertising market coupled with the shift in advertising dollars from print to digital. Digital advertising increased by $1.5 million and $2.0 million during the three and six months ended September 30, 2014, respectively.

Other Revenue

Other revenue represented 12% and 6% of our operating revenues during the three and six months ended September 30, 2014 and 10% and 9% of our total operating revenues during the comparable prior year periods, respectively.

During the three months ended September 30, 2014, other revenue decreased $0.8 million due to the divestiture of our distribution and merchandising businesses (DSI) in September 2013 ($2.0 million), which was partially offset by the Mr. Olympia event ($1.4 million).

During the six months ended September 30, 2014, other revenue decreased $6.3 million due to the divestiture of our distribution and merchandising businesses (DSI) in September 2013 ($5.3 million) coupled with an unfavorable calendarization of the custom video projects for Microsoft ($1.7 million), partially offset by the Mr. Olympia event ($1.4 million).

Operating Expenses

Operating expenses during the three and six months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Operating expenses:
Editorial	$9,084	$9,648	(6)%	$18,502	$19,084	(3)%
Production	23,072	25,603	(10)%	43,084	48,838	(12)%
Distribution, circulation and other cost of sales	12,826	16,487	(22)%	25,607	32,717	(22)%
Total production related costs	44,982	51,738	(13)%	87,193	100,639	(13)%
Selling, general and administrative	26,775	24,438	10%	53,772	46,271	16%
Depreciation and amortization	3,190	3,625	(12)%	6,548	6,717	(3)%
Impairment of goodwill and intangible assets	18,458	—	*	18,458	—	*
Total operating expenses	$93,405	$79,801	17%	$165,971	$153,627	8%

Total Production Related Costs

Total production related costs decreased $6.8 million and $13.4 million during the three and six months ended September 30, 2014 as compared to the prior year periods primarily due to our Management Action Plans for book size and print orders of our magazines.

Selling, General and Administrative

Selling, general and administrative expenses increased $2.3 million and $7.5 million during the three and six months ended September 30, 2014 as compared to the prior periods. This was due to the costs associated with the Merger and related transactions ($3.2 million) and outside services ($0.9 million and $1.2 million, respectively), partially offset by the divestiture of our distribution and merchandising business (DSI) in September 2013 ($1.9 million and $2.5 million, respectively). Bad debt expense increased primarily due to the wholesaler bankruptcy during the six months ended September 30, 2014 ($5.5 million).

Depreciation and Amortization

Depreciation and amortization expenses decreased $0.4 million and $0.2 million during the three and six months ended September 30, 2014, as compared to the prior year periods as certain assets have become fully depreciated and amortized.

Impairment of goodwill and intangible assets

During an evaluation of goodwill and other identified intangible assets at September 30, 2014, we determined that indicators were present in certain reporting units that would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily the result of the near-term advertising revenue shortfall coupled with the continued softness in the print publication industry overall, which resulted in lowered future cash flow projections.

As a result, an interim impairment test of goodwill and other indefinite-lived intangible assets was performed as of September 30, 2014 for certain reporting units. The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the fair value. As a result, the Company recorded a pre-tax non-cash impairment charge totaling $17.4 million for goodwill and tradenames during the three months ended September 30, 2014.

Non-Operating Items

Interest Expense

Interest expense decreased $1.3 million and $1.9 million during the three and six months ended September 30, 2014, as compared to the prior year periods. This was due to a reduction in interest expense resulting from the exchange of second lien notes for second lien payment-in-kind notes in October 2013 and the debt for equity exchange of approximately $121.1 million, aggregate principal amount, of certain senior secured notes in September 2014.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs increased $1.2 million and $1.3 million during the three and six months ended September 30, 2014, as compared to the prior year periods. This was due to the acceleration of amortization associated with the debt for equity exchange of approximately $121.1 million, aggregate principal amount, of certain senior secured notes in September 2014.

Other Income (Expenses), net

For the three months ended September 30, 2014, other expenses were insignificant. During the six months ended September 30, 2014, other income increased $0.6 million as compared to the prior period primarily due to our equity in earnings and investments in certain unconsolidated joint ventures.

Income Taxes

We recorded an income tax benefit of $5.9 million and $2.3 million during the three and six months ended September 30, 2014 primarily due to a lower effective tax rate. This was a direct result of the non-cash charge for impairment of goodwill and tradenames during the three months ended September 30, 2014.

Net Loss Attributable to American Media, Inc.

The $30.1 million of net loss attributable to American Media, Inc. for the three months ended September 30, 2014 represents a $27.3 million increase from the comparable prior year period. This increase is primarily attributable to the $30.0 million decrease in operating income, partially offset by a $2.9 million increase in income tax benefits.

The $42.0 million of net loss attributable to American Media, Inc. for the six months ended September 30, 2014 represents a $40.0 million increase from the comparable prior year period. This was primarily due to a $40.9 million decrease in operating income and a $0.2 million decrease in income tax benefits, partially offset by a $1.9 million decrease in interest expense.

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

•
Mr. Olympia, a four-day event held annually in September in Las Vegas attracting over 55,000 fans of bodybuilding and fitness experts from around the world; includes a two-day health and fitness expo with 264 exhibitors including physical exercise challenges and merchandising opportunities that culminates with the world's most prestigious and largest event in bodybuilding and fitness, the Mr. Olympia contest; and

•
Weider UK, a wholly-owned subsidiary, publishes Muscle & Fitness and Flex in the United Kingdom, France, Italy, Germany, Holland and Australia. Each market edition is in a local language with local content and has its own website.

Corporate and Other Segment

This segment includes revenues from international licensing of certain health and fitness publications, photo syndication for all our media content platforms and strategic management services for publishers, including back office functions. The video content services we provide to Microsoft and the services provided by our former distribution services group (DSI) to publishing and non-publishing clients are also included in this segment.

Corporate overhead expenses are not allocated to other segments. They are as follows: corporate executives, production, circulation, information technology, accounting, legal, human resources, business development and administrative department costs.

Financial Information Regarding Our Operating Segments

The tables below disclose operating revenues and operating income (loss) for our reportable segments.

We use operating income (loss) as a primary basis for the chief operating decision maker to evaluate the performance of each of our operating segments. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. Our calculations of operating income (loss) herein may be different from the calculations used by other companies, therefore comparability may be limited. The accounting policies for the operating segments are the same as those applied in our consolidated financial statements included in Note 2, "Summary of Significant Accounting Policies" in the 2014 Form 10-K. The information in the following tables has been derived from the accompanying financial statements for the three and six months ended September 30, 2014 and 2013.

The following table summarizes our total operating revenues by segment:

	Three Months Ended September 30,			Six Months Ended September 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Segment operating revenues:
Celebrity Brands	$42,763	$55,116	(22)%	$89,610	$106,504	(16)%
Women's Active Lifestyle	12,714	12,763	—	27,631	29,523	(6)%
Men's Active Lifestyle	17,495	19,521	(10)%	32,648	35,625	(8)%
Corporate and Other	1,214	3,204	(62)%	2,552	9,344	(73)%
Total operating revenues	$74,186	$90,604	(18)%	$152,441	$180,996	(16)%

Total operating revenues decreased $16.4 million and $28.6 million, respectively, during the three and six months ended September 30, 2014 compared to the prior period. This was due to a 19% decline in the overall celebrity newsstand market, primarily due to the industry-wide disruption in our wholesaler distribution channel, coupled with the 11% decline in the consumer advertising market. This has been partially offset by the increase in digital advertising revenue of 61% ($1.5 million) and 37% ($2.0 million), respectively, during the three and six months ended September 30, 2014 compared to the prior period.

In addition, during the three and six months ended September 30, 2014, other revenue decreased $0.8 million and $6.3 million, respectively, due to the divestiture of our distribution and merchandising services business (DSI) in September 2013 ($2.0 million and $5.3 million, respectively) partially offset by the increase in the Mr. Olympia event ($1.4 million). During the six months ended September 30, 2014, other revenue was impacted by the unfavorable calendarization of the custom video projects for Microsoft ($1.7 million),

The following table summarizes the percentage of segment operating revenues:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Segment operating revenues:
Celebrity Brands	58%	61%	59%	59%
Women's Active Lifestyle	17%	14%	18%	16%
Men's Active Lifestyle	24%	22%	21%	20%
Corporate and Other	1%	3%	2%	5%
Total	100%	100%	100%	100%

The following table summarizes our segment operating income (loss) before impairment for goodwill and intangible assets:

	Three Months Ended September 30,			Six Months Ended September 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Operating income (loss) before impairment:
Celebrity Brands	$12,858	$19,655	(35)%	$30,751	$38,113	(19)%
Women's Active Lifestyle	1,338	98	*	2,871	3,112	(8)%
Men's Active Lifestyle	3,837	5,764	(33)%	7,530	11,051	(32)%
Corporate and Other	(18,794)	(14,714)	28%	(36,224)	(24,907)	45%
Total operating income (loss) before impairment	$(761)	$10,803	*	$4,928	$27,369	(82)%
Impairment of goodwill and intangible assets	18,458	—	*	18,458	—
Total operating income (loss)	$(19,219)	$10,803	*	$(13,530)	$27,369	*
* Represents an increase or decrease in excess of 100%.

Total operating income (loss) before impairment decreased $11.6 million and $22.4 million, respectively, during the three and six months ended September 30, 2014, compared to the prior year periods primarily due to the lower operating revenues mentioned above. This was partially offset by lower operating costs of $4.9 million and $6.1 million, respectively, during the three and six months ended September 30, 2014 due to our Management Action Plans for reduced book sizes and newsstand print orders for our magazines. In addition, operating expenses were lowered due to the divestiture of our distribution and merchandising businesses (DSI).

Celebrity Brands Segment

The Celebrity Brands segment represented 58% and 61% of our consolidated operating revenues for the three months ended September 30, 2014 and 2013, respectively, and represented 59% for the six months ended September 30, 2014 and 2013.

Operating Revenues

Total operating revenues in the Celebrity Brands segment were $42.8 million for the three months ended September 30, 2014, representing a decrease of $12.4 million, or 22%, versus the prior year period. Circulation revenue decreased $11.6 million, or 24%, due to a decline in the celebrity newsstand market primarily due to the distribution disruption coupled with a consumer advertising revenue decline of $0.8 million.

For the six months ended September 30, 2014, total operating revenues were $89.6 million, representing a decrease of $16.9 million, or 16%, versus the prior year period. Circulation revenue declined $15.0 million, or 16%, due to a reduction in the celebrity newsstand sales primarily due to the distribution disruption ($14.4 million) and reduced number of special publications ($0.6 million). Advertising revenue declined $2.0 million due to the softness in the consumer advertising market.

Operating Income

The Celebrity Brands segment operating income before impairment decreased $6.8 million, or 35%, to $12.9 million during the three months and $7.4 million, or 19%, to $30.8 million during the six months ended September 30, 2014, compared to the prior periods. These declines were caused by the revenue shortfalls mentioned above. Our Management Action Plans implemented during fiscal 2014 reduced costs by $5.6 million and $9.5 million during the three and six months ended September 30, 2014, respectively.

Women’s Active Lifestyle Segment

The Women’s Active Lifestyle segment represented 17% and 14% of our consolidated operating revenues for the three months ended September 30, 2014 and 2013, respectively, and represented 18% and 16% of our consolidated operating revenues for the six months ended September 30, 2014 and 2013.

Operating Revenues

Total operating revenues in the Women's Active Lifestyle segment were $12.7 million during the three months ended September 30, 2014, basically flat to prior year.

Total operating revenues in the Women’s Active Lifestyle segment were $27.6 million during the six months ended September 30, 2014, a decrease of $1.9 million, or 6%, versus the prior year period. This shortfall was primarily due to declines in circulation revenue ($1.5 million) and print advertising revenue ($1.0 million) for the reasons mentioned above, partially offset by higher digital advertising ($0.5 million) across all publications in this segment.

Operating Income

Operating income before impairment in the Women's Active Lifestyle segment increased during the three months ended September 30, 2014 from the prior period to $1.3 million. This increase was due to our Management Action Plans implemented during fiscal 2014 which reduced costs by $1.3 million during the current period.

Operating income before impairment in the Women’s Active Lifestyle segment decreased during the six months ended September 30, 2014 from the prior period to $2.9 million. This decline was due to the reasons mentioned above. Our Management Action Plans implemented during fiscal 2014 reduced costs by $1.7 million during the six months ended September 30, 2014.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment represented 24% and 22% of our consolidated operating revenues for the three months ended September 30, 2014 and 2013, respectively, and represented 21% and 20% of our consolidated operating revenues during the six months ended September 30, 2014 and 2013, respectively.

Operating Revenues

Total operating revenues in the Men's Active Lifestyle segment were $17.5 million during the three months ended September 30, 2014, a decrease of $2.0 million, or 10%, from prior year. The decline in circulation revenue ($0.7 million) and print advertising ($3.2 million) was primarily due to one less issue of Muscle & Fitness and Flex published during the three months ended September 30, 2014. This negative variance was partially offset by higher digital advertising ($0.4 million) and increased revenue from the Mr. Olympia event ($1.4 million, or 29%).

Total operating revenues in the Men’s Active Lifestyle segment were $32.6 million during the six months ended September 30, 2014, a decrease of $3.0 million, or 8%, from prior year. This decline in circulation revenue ($1.4 million) and print advertising ($4.3 million) was primarily due to one less issue of Muscle & Fitness and Flex published during the six months ended September 30, 2014. This was partially offset by the higher digital advertising ($1.0 million) and increased revenues from the Mr. Olympia event ($1.4 million, or 29%). Print and digital advertising revenue increased $0.1 million and $0.8 million, respectively, for Men's Fitness which is directly attributable to the relaunch and reposition of the magazine and the related website. Print advertising revenue for the remaining publications in this segment decreased $4.4 million due to one major advertiser who shifted their entire advertising budget ($4.0 million) from print to digital and social advertising platform purchases outside the Men's Active Lifestyle category. We believe a portion of this advertising business will return to print and digital in AMI in fiscal 2016.

Operating Income

Operating income before impairment in the Men’s Active Lifestyle segment declined during the three months ended September 30, 2014 from the prior year by $1.9 million to $3.8 million. During the six months ended September 30, 2014 operating income before impairment in the Men’s Active Lifestyle segment decreased from the prior year by $3.5 million, or 32%, to $7.5 million. These declines are due to the reasons mentioned above.

Corporate and Other Segment

The Corporate and Other segment was 1% and 3% of our consolidated operating revenues for the three months ended September 30, 2014 and 2013, respectively, and represented 2% and 5% of our consolidated operating revenues for the six months ended September 30, 2014 and 2013, respectively.

Operating Revenues

Total operating revenues in the Corporate and Other Segment were $1.2 million during the three months ended September 30, 2014, a decrease of $2.0 million, or 62%, from the prior period due to the divestiture of our distribution and merchandising business in September 2013.

Total operating revenues in the Corporate and Other segment were $2.6 million during the six months ended September 30, 2014, a decrease of $6.8 million, or 73%, from the prior period. This decline is attributable to the divestiture of our distribution and merchandising business in September 2013 ($5.3 million) and the timing of the custom video projects for Microsoft ($1.7 million). This has been partially offset by a $0.4 million increase in revenue from our branded books division.

Operating Loss

Total operating loss before impairment increased by $4.1 million, or 28%, to $19.8 million during the three months ended September 30, 2014, compared to the prior period. This increase was attributable to the $2.0 million decline in operating revenue discussed above coupled with a $6.5 million increase in operating expenses, primarily for the increase in bad debt expense related to the wholesaler bankruptcy of $1.3 million, coupled with an increase in legal and accounting fees of $1.0 million, outside services of $1.1 million and costs associated with the Merger and other related transactions of $2.3 million. This was partially offset by the $4.6 million decrease in operating expenses related to the divestiture of our distribution and merchandising businesses (DSI).

Total operating loss before impairment increased by $11.3 million, or 45%, to $36.2 million during the six months ended September 30, 2014, compared to the prior period. This increase was attributable to the $6.8 million decline in operating revenue coupled with a $11.9 million increase in operating expenses, primarily for the increase in bad debt expense related to the wholesaler shutdown of $5.4 million, coupled with an increase in legal and accounting fees of $1.6 million, outside services of $1.0 million and costs incurred for the Merger and other related transactions of $2.3 million. This was partially offset by the $7.4 million decrease in operating expenses related to the divestiture of our distribution and merchandising businesses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had cash and cash equivalents of $7.6 million and a working capital deficit of $46.4 million.

Cash Flow Summary

The following information has been derived from the accompanying financial statements for the six months ended September 30, 2014 and 2013. Cash and cash equivalents increased by $4.5 million during the six months ended September 30, 2014. The change in cash and cash equivalents is as follows:

	Six Months Ended September 30,
in thousands	2014	2013	Net Change
Net loss	$(40,815)	$(953)	$(39,862)
Non-cash items	39,655	10,922	28,733
Net change in operating assets and liabilities	25,625	(12,322)	37,947
Operating activities	24,465	(2,353)	26,818
Investing activities	(7,272)	(10,992)	3,720
Financing activities	(12,642)	15,477	(28,119)
Effects of exchange rates	(26)	214	(240)
Net increase in cash and cash equivalents	$4,525	$2,346	$2,179

Operating Activities

Cash provided by operating activities is primarily driven by our non-cash items, changes in working capital and the impact of our results of operations. Non-cash items consist primarily of impairment of goodwill and intangible assets, provision (benefit) for income taxes, depreciation and amortization, amortization of deferred debt costs and deferred rack costs and provision for doubtful accounts.

Net cash provided by operating activities increased $26.8 million during the six months ended September 30, 2014 as compared to the same period in the prior year, primarily due to the $37.9 million net change in operating assets and liabilities coupled with the $28.7 million net increase in non-cash items, partially offset by the $39.9 million decrease in our results of operations.

The net change in operating assets and liabilities is primarily due to the $11.6 million net change in inventories resulting from our agreement to outsource paper purchases, the $0.6 million net change in prepaid expenses and the $5.4 million net change in trade receivables, coupled with the net change in deferred revenues of $11.8 million and the net change in accounts payable and accrued expenses of $8.4 million.

Non-cash items increased primarily due to the increase in impairment of goodwill and intangible assets of $18.5 million, the increase in the non-cash payment-in-kind interest accretion of $4.8 million for certain senior secured notes, the increase in provision for doubtful account of $3.5 million directly related to the Source and other wholesaler shutdowns and the increase in the amortization of deferred debt costs of $1.3 million associated with the debt for equity exchange.

Investing activities

Net cash used in investing activities was $7.3 million for the six months ended September 30, 2014, a decrease of $3.7 million, compared to $11.0 million of net cash used during the six months ended September 30, 2013. The decrease is primarily attributable to the $2.5 million decrease in investments in affiliates, coupled with the $0.9 million decrease in purchases of property and equipment and intangible assets.

Financing activities

Net cash used in financing activities for the six months ended September 30, 2014 was $12.6 million, an increase of $28.1 million, compared to $15.5 million of net cash provided during the six months ended September 30, 2013. The increase is primarily attributable to the $38.9 million decrease in net borrowings under the 2010 Revolving Credit Facility, partially offset by the $12.5 million in proceeds from the issuance of certain senior secured notes.

Credit Facility and Long Term Debt

Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the “2010 Revolving Credit Facility”). The agreement governing the 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit.

During the six months ended September 30, 2014, we borrowed $28.3 million and repaid $49.7 million under the 2010 Revolving Credit Facility. At September 30, 2014, we had available borrowing capacity of $28.0 million after considering the $7.6 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance of the 2010 Revolving Credit Facility on September 30, 2014 of $7.6 million is a non-current liability, as the outstanding balance is not due until December 2015.

Our 2010 Revolving Credit Facility requires mandatory prepayments of the loans outstanding thereunder to the extent that total revolving exposures exceed total revolving commitments. Our 2010 Revolving Credit Facility requires us to pay, from December 22, 2010 until the commitments expire under our 2010 Revolving Credit Facility, a commitment fee ranging from 0.50% to 0.75% of the unused portion of the revolving commitment. We have the option to pay interest on outstanding balances based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day, plus ½ of 1%; and (z) one month LIBOR (but no less than 2%), plus 1%, or (ii) based on LIBOR, in each case, plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during the six months ended September 30, 2014.

Our 2010 Revolving Credit Facility includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default customary for agreements of this type. The negative covenants include a financial maintenance covenant comprised of a first lien leverage ratio calculated using EBITDA as defined in the 2010 Revolving Credit Facility. As further discussed below, in August 2014, we entered into an amendment to the 2010 Revolving Credit Facility to, among other things, amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ending June 30, 2015. From July 1, 2015 through December 31, 2015, the maturity date of the 2010 Revolving Credit Facility, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

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

Revolving Credit Facility Amendment

In August 2014, AMI, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party to the 2010 Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into Amendment No. 3 (the “Credit Agreement Amendment”) to the 2010 Revolving Credit Facility with the lenders (the “Consenting Lenders”) constituting the Required Lenders (as defined in the 2010 Revolving Credit Facility).

Pursuant to the Credit Agreement Amendment and subject to the Credit Parties’ (as defined in the 2010 Revolving Credit Facility) compliance with the requirements set forth therein, the Consenting Lenders agreed to (i) waive until the earlier of (x) August 15, 2014 and (y) immediately prior to the consummation of the Merger, any potential Default or Event of Default (each, as defined in the 2010 Revolving Credit Facility) arising from the failure to furnish to the Administrative Agent (A) the financial statements, reports and other documents as required under Section 5.01(a) of the 2010 Revolving Credit Facility with respect to the fiscal year of AMI ended March 31, 2014 and (B) the related deliverables required under Sections 5.01(c) and 5.03(b) of the 2010 Revolving Credit Facility, (ii) permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of “Change of Control” and permitting the issuance of the Additional Notes pursuant to the Second Lien PIK Notes Indenture (each as defined), (iii) consent to the sale of certain assets of the Loan Parties (as defined in the 2010 Revolving Credit Facility), (iv) restrict any payment or distribution in respect of the First Lien Notes (as defined below) on or prior to June 15, 2015, subject to certain exceptions, including the payment of regularly scheduled interest and any mandatory prepayments and mandatory offers to purchase under the First Lien Notes, and (v) amend the maximum first lien leverage ratio covenant.

In August 2014, AMI received a waiver under the 2010 Revolving Credit Facility to provide additional time to file the Quarterly Report for the quarterly period ended June 30, 2014 with the SEC and to make it available to the 2010 Revolving Credit Facility lenders.

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

At September 30, 2014, the First Lien Notes represented an aggregate of $362.7 million of our indebtedness.

In connection with the Merger, we received a permanent waiver of our obligation to redeem approximately $12.7 million of First Lien Notes, during fiscal 2015, pursuant to the terms of the Second Lien PIK Note Indenture and the Exchange Agreement (each as defined below). In connection with the Debt for Equity Exchange Agreement, our obligations under the Second Lien PIK Note Indenture were satisfied in full and we are no longer obligated under the Second Lien PIK Indenture and the Exchange Agreement to make redemptions of First Lien Notes. See description of Second Lien PIK Notes below.

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

The First Lien Notes are guaranteed on a first lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility and the Second Lien Notes (as defined below). The First Lien Notes and the guarantees thereof are secured by a first-priority lien on substantially all our assets (subject to certain permitted liens and exceptions), pari passu with the liens granted under our 2010 Revolving Credit Facility, provided that in the event of a foreclosure on the collateral or of insolvency proceedings, obligations under our 2010 Revolving Credit Facility will be repaid in full with proceeds from the collateral prior to the obligations under the First Lien Notes.

See "Supplemental Indentures" below for a discussion of the amendments to the indenture governing the First Lien Notes to, among other things, permit the transaction contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of "Change of Control."

Subsequent to September 30, 2014, we repurchased $5.0 million in aggregate principal amount of First Lien Notes at a price equal to 106.5% of the aggregate principal amount thereof, plus accrued and unpaid interest, in the open market. After giving effect to this repurchase, approximately $357.7 million aggregate principal amount of First Lien Notes remain outstanding.

Second Lien Notes

In December 2010, we issued $104.9 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum, payable semi-annually, and mature in June 2018 (the “Second Lien Notes”). In October 2013, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of new second lien senior secured notes, which currently bear interest at a rate of 10% per annum, are payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”). See description of Second Lien PIK Notes below. In September 2014, approximately $7.8 million aggregate principal amount of Second Lien Notes were converted into equity pursuant to the Debt for Equity Exchange Agreement (as discussed below). After giving effect to the conversion, approximately $2.8 million aggregate principal amount of Second Lien Notes remain outstanding.

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

Subsequent to September 30, 2014, we repurchased $0.6 million in aggregate principal amount of Second Lien Notes at a price equal to 108.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, in the open market. After giving effect to this repurchase, approximately $2.2 million aggregate principal amount of Second Lien Notes remain outstanding.

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

The Second Lien PIK Notes are payable in kind at a rate of 10% per annum until the earliest of: (a) December 15, 2016, (b) the closing of a refinancing of the First Lien Notes or (c) upon the occurrence of certain specified events of default relating to the application of the cash interest savings and the right of first offer (any such date being the "Cash Interest Rate Conversion Date"), at which point the interest payable on the then outstanding aggregate principal amount of Second Lien PIK Notes will be payable at a cash interest rate of 13.5% per annum until the June 2018 maturity date. Subject to certain exceptions, under the Second Lien PIK Notes Indenture, cash interest savings resulting from the exchange of the Second Lien Notes of approximately $6.4 million per each semi-annual interest period must be used by the Company to repurchase First Lien Notes until the Cash Interest Rate Conversion Date. The participating holders (as defined in the Exchange Agreement) have a right of first offer to sell any of their First Lien Notes to the Company before the Company makes repurchases of First Lien Notes from any other holders of the First Lien Notes, including those purchases pursuant to open market repurchases.

In August 2014, AMI and the Guarantors entered into an amendment to the Exchange Agreement (the “Exchange Agreement Amendment”) which provides that AMI is not required to apply Cash Interest Savings (as defined in the Second Lien PIK Notes Indenture) of approximately $12.7 million to repurchase outstanding First Lien Notes for the semi-annual interest periods ending on June 15, 2014 and December 15, 2014.

In connection with the Merger, AMI and certain of its subsidiaries (the "Guarantors") entered into the Note Purchase Agreement with the Investors pursuant to which AMI issued additional Second Lien PIK Notes (the "Additional Notes") to the Investors at par plus accrued interest for a total purchase price equal to $12.5 million. The Additional Notes were issued under the Second Lien PIK Notes Indenture, among AMI, the Guarantors and Wilmington Trust, National Association, as trustee and collateral agent (the "Trustee") and were assigned the same CUSIP number as the outstanding Second Lien PIK Notes. The Additional Notes were issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

The interest payment-in-kind due on December 15, 2013 and June 15, 2014 totaled $1.9 million and $4.8 million, respectively, and was recorded as an increase to the Second Lien PIK Notes. In connection with the Note Purchase Agreement, we issued $12.3 million aggregate principal amount of additional Second Lien PIK Notes. In September 2014, pursuant to the Debt for Equity Exchange Agreement (as discussed below), all $113.3 million of outstanding aggregate principal amount of Second Lien PIK Notes were converted into equity.

Debt for Equity Conversion

On September 8, 2014, AMI entered into the Debt for Equity Exchange Agreement with the Parent and the Investors, pursuant to which the Investors converted approximately $7.8 million, or 74%, of aggregate principal amount of Second Lien Notes and approximately $113.3 million, or 100%, of aggregate principal amount of Second Lien PIK Notes into equity (the “Conversion”). The Conversion also included the accrued and unpaid interest since the last semi-annual interest payment on June 15, 2014, totaling approximately $2.9 million. After giving effect to the Conversion, approximately $2.8 million aggregate principal amount of Second Lien Notes remain outstanding and there are no Second Lien PIK Notes outstanding.

On September 10, 2014, upon the cancellation of all outstanding Second Lien PIK Notes, the collateral agreement securing the Second Lien PIK Notes was terminated and the obligations of AMI under the Second Lien PIK Notes Indenture were satisfied in full. As a result, AMI is no longer obligated under the Exchange Agreement or the Exchange Agreement Amendment governing the application of the cash interest savings from the Second Lien PIK Notes to be used to redeem First Lien Notes.

Supplemental Indentures

In August 2014, AMI received consents from the holders of (a) $218.2 million principal amount of the outstanding First Lien Notes to amend the indenture dated as of December 1, 2010 (as such agreement may be amended, restated or supplemented, the “First Lien Notes Indenture”), among AMI, the Guarantors and the Trustee, (b) $7.8 million principal amount of the outstanding Second Lien Notes to amend the indenture dated as of December 22, 2010 (as such agreement may be amended, restated or supplemented, the “Second Lien Notes Indenture” and, together with the First Lien Notes Indenture and the Second Lien PIK Notes Indenture, the “Indentures”), among AMI, the Guarantors and the Trustee and (c) $101.0 million principal amount of the outstanding Second Lien PIK Notes to amend the Second Lien PIK Notes Indenture, which in each case represented the requisite consents from holders of at least a majority of the aggregate principal amount of the applicable notes then outstanding.

As a result of receiving the requisite consents, in August 2014, AMI and the Trustee entered into (a) the Fourth Supplemental Indenture (the “First Lien Notes Supplemental Indenture”) to the First Lien Notes Indenture, (b) the Third Supplemental Indenture (the “Second Lien Notes Supplemental Indenture”) to the Second Lien Notes Indenture and (c) the First Supplemental Indenture (the “Second Lien PIK Notes Supplemental Indenture” and, together with the First Lien Notes Supplemental Indenture and the Second Lien Notes Supplemental Indenture, the “Supplemental Indentures”) to the Second Lien PIK Notes Indenture.

The Supplemental Indentures amend the Indentures to (a) permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of “Change of Control” and permitting the issuance of the Additional Notes pursuant to the Second Lien PIK Notes Indenture; and (b) in the case of the Second Lien PIK Notes Supplemental Indenture only, eliminate AMI’s obligation to apply Cash Interest Savings (as defined in the Second Lien PIK Notes Indenture) to repurchase outstanding First Lien Notes for the semi-annual interest periods ending on June 15, 2014 and December 15, 2014 (collectively, the “Amendments”). Pursuant to the terms of the Supplemental Indentures, the Supplemental Indentures became effective, and the Amendments became operative, immediately upon execution of the Supplemental Indentures.

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

As of September 30, 2014, the first lien leverage ratio was 4.75 to 1.00 and the Company was in compliance with the first lien leverage ratio and the other covenants under the 2010 Revolving Credit Facility, as amended, and under the indentures governing the First Lien Notes and Second Lien Notes.

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

Set forth below is a reconciliation of net (loss) income attributable to American Media, Inc. and subsidiaries to Adjusted EBITDA for the three months and twelve months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Twelve Months Ended September 30,
in thousands	2014	2013	2014	2013
Net loss income attributable to American Media, Inc. and subsidiaries	$(30,062)	$(2,794)	$(94,320)	$(54,271)
Add (deduct):
Interest expense	13,811	15,063	56,412	59,736
Provision (benefit) for income taxes	(5,891)	(2,944)	33,463	(7,020)
Depreciation and amortization	3,190	3,625	14,034	11,861
Impairment of goodwill and intangible assets	18,458	—	27,696	54,523
Amortization of deferred debt costs	1,623	403	2,934	1,525
Amortization of deferred rack costs	1,335	1,655	6,039	7,114
Amortization of short-term racks	2,249	2,197	8,653	8,197
Merger and related transaction(s) costs	3,170	—	3,170	—
Restructuring costs and severance	1,909	1,430	3,685	2,589
Costs related to launches and closures of publications	71	264	2,144	1,327
Costs related to relaunch of Shape and Men's Fitness	—	—	—	2,820
Restructuring costs related to divestiture of DSI	16	2,029	756	2,029
Adjustment for net losses of DSI	—	2,712	(36)	4,627
AMI share of bad debt and other expenses related to wholesaler shutdowns	1,444	1,500	8,868	1,500
Investment in new digital strategy	—	—	3,979	2,948
Proforma adjustment related to investment in affiliates	—	—	1,815	—
Impact of Superstorm Sandy	—	—	—	4,935
Other	608	747	5,397	3,300
Adjusted EBITDA	$11,931	$25,887	$84,689	$107,740

Management’s Assessment of Liquidity

Our primary sources of liquidity are cash on hand, cash generated from operations, amounts available for borrowing under the 2010 Revolving Credit Facility and cash interest savings from the Conversion of certain Second Lien Notes and all of the outstanding Second Lien PIK Notes.

The 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit, and matures in December 2015. As of September 30, 2014, under the 2010 Revolving Credit Facility we had an outstanding balance of $7.6 million and available borrowing capacity of $28.0 million after giving effect to the $4.4 million outstanding letter of credit.

As of September 30, 2014, in addition to outstanding borrowings under the 2010 Revolving Credit Facility, there was $365.5 million principal amount of outstanding senior secured debt, consisting of $362.7 million principal amount of the First Lien Notes and $2.8 million principal amount of the Second Lien Notes. Over the next year, the cash interest payments due under the aforementioned debt agreements are approximately $43.2 million and there are no scheduled principal payments due.

Although we are significantly leveraged, we expect that the current cash balances, cash generated from operations and the cash interest savings from the Conversion, should be sufficient to meet working capital, capital expenditures, debt service, and other cash needs for the next year.

Our level of indebtedness could have important consequences for the business and operations. See Item 1A, "Risk Factors" included in the 2014 Form 10-K, specifically, "Our substantial indebtedness and our ability to incur additional indebtedness could adversely affect our business, financial condition and result of operations."

As previously discussed our former second-largest wholesaler ceased operations in May 2014 and filed for bankruptcy in June 2014. We are currently working with the two remaining major wholesalers and retailers to transition the newsstand circulation to them. This is expected to have an adverse impact on single copy newsstand sales and liquidity in fiscal 2015. There can be no assurances that, after completing the transition of newsstand circulation, our revenue will not be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing our publications at the same rate or quantities previously purchased or if the transition to certain retailers is not successful. See Item 1A, "Risk Factors" included in the 2014 Form 10-K, specifically, "Our circulation revenue consists of single copy sales distributed to retailers primarily by two wholesalers and the loss of either of these wholesalers could materially adversely affect our business and results of operations."

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Since March 31, 2014, our contractual obligations, as it relates to long-term debt and debt interest has been materially reduced as a result of the Conversion in September 2014. The following table summarizes our contractual obligations as of September 30, 2014, as it relates to our long-term debt and debt interest:

		Payments due by period
		Less than	1-3	4-5	After 5
(in thousands)	Total	1 Year	Years	Years	Years
Long-term debt (1)	$373,073	$—	$7,600	$365,473	$—
Debt interest (2)	136,461	43,200	84,421	8,840	—
Total contractual cash obligations	$509,534	$43,200	$92,021	$374,313	$—

(1)
Includes principal payments on Revolving Credit Facility and Senior Secured Notes. See the notes to consolidated financial statements in this Quarterly Report, specifically Note 5, "Revolving Credit Facility" and Note 6, "Senior Secured Notes," for further discussion of long-term debt.

(2)
Includes interest payments on both fixed and variable rate obligations and the commitment fee on the unused portion of the 2010 Revolving Credit Facility. The interest to be paid on the variable rate obligation is affected by changes in our applicable borrowing rate. See the notes to consolidated financial statements in this Quarterly Report, specifically Note 5, "Revolving Credit Facility" and Note 6, "Senior Secured Notes," for further discussion.

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

Goodwill and Intangible Assets

During an evaluation of goodwill and other identified intangible assets at September 30, 2014, we determined that indicators were present in certain reporting units which would suggest the fair value of the reporting unit may have declined below the carrying amount. This decline was primarily due to the continuing softness in the U.S. economy, which impacts consumer spending, including further declines in the advertising market, resulting in lowered future cash flow projections.

As a result, an interim impairment test of goodwill and other indefinite lived intangible assets was performed as of September 30, 2014 for certain reporting units in accordance with FASB Accounting Standards Codification (“ASC”) Topic No. 350, “Goodwill and Other Intangible Assets” (“ASC 350”). Impairment testing for goodwill is a two-step process. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of the impairment charge, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill and an impairment charge is recorded for the difference. Impairment testing for indefinite lived intangible assets, consisting of tradenames, compares the fair value of the tradename to the carrying value and an impairment charge is recorded for any excess carrying value over fair value.

The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the estimated fair value. As a result, we recorded a pre-tax non-cash impairment charge of $8.9 million and $8.5 million to reduce the carrying value of goodwill and tradenames, respectively, during the quarter ended September 30, 2014.

As of September 30, 2014, all reporting units in our Celebrity segment have been negatively impacted by the 19% decline in the celebrity newsstand market and the industry-wide disruption in our wholesaler channel coupled with the 11% decline in the consumer advertising market. While our current expectations have resulted in fair values of the reporting units in excess of carrying values, if our assumptions are not realized, it is possible that in the future an additional impairment charge may be recorded and could be material to the consolidated financial statements. The Company will continue to monitor the recoverability of its remaining goodwill.

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

We generally manage our exposure to interest rate fluctuations through the use of a combination of fixed and variable rate debt. At September 30, 2014, we had $365.5 million outstanding in fixed rate debt. There are no earnings or liquidity risks associated with the Company’s fixed rate debt. Under the 2010 Revolving Credit Facility, we had $7.6 million outstanding in variable rate debt at September 30, 2014. The Company is subject to earnings and liquidity risks associated with the variable rate debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we have determined that, during the quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Except as set forth below, there are no material changes to the pending legal proceedings disclosed in our 2014 Form 10-K, under the heading Part I, Item 3, "Legal Proceedings."

Anderson Litigation

Expert discovery in the action pending before the Federal District Court in the Southern District of New York was completed in October 2014. The deadline for the plaintiffs and the defendants to submit their Motions for Summary Judgment is December 15, 2014.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our 2014 Form 10-K, under the heading Part I, Item 1A, "Risk Factors."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2014, in connection with AMI's Merger with AMI Parent Holdings, LLC (the "Parent") and AMI Merger Corporation (the "Merger Sub"), which is more fully discussed under "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Developments," each share of common stock of Merger Sub outstanding immediately prior to the Merger was converted into and exchanged for one validly issued, fully paid and non-assessable share of AMI's common stock. Immediately prior to the Merger, Merger Sub had 100 shares of common stock issued and outstanding. Immediately after the Merger, AMI has 100 shares of common stock issued and outstanding. AMI's issuance of the shares acquired by the Parent in connection with the Merger were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6. Exhibits.

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA, INC.

Dated:	November 14, 2014	by:	/s/ David J. Pecker
David J. Pecker
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2014	by:	/s/ Christopher V. Polimeni
Christopher V. Polimeni
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

4.2
Third Supplemental Indenture, dated as of August 15, 2014, between American Media, Inc. and Wilmington Trust, National Association, as Trustee and Collateral Agent, to the Indenture, dated as of December 22, 2010, among American Media, Inc., the guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee and Collateral Agent, relating to the 13½% Second Lien Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on August 15, 2014).

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

10.2
Amendment No. 3, dated August 8, 2014, to the Revolving Credit Agreement, dated December 22, 2010 (as amended, restated, modified or supplemented from time to time), among American Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 14, 2014).

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

10.4
Waiver to Revolving Credit Agreement, dated August 15, 2014, among American Media, Inc., as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 20, 2014).

10.5	*	Exchange Agreement, dated as of September 8, 2014, among American Media, Inc., AMI Parent Holdings LLC, Chatham Asset Management, LLC and Omega Charitable Partnership, L.P.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition
* Filed herewith.
** Furnished herewith.