Form 10-Q
period 2014-12-31
AMERICAN MEDIA INC
filed 2015-02-23
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

There is no public market for the registrant’s common stock. The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of January 31, 2015 was 100.

AMERICAN MEDIA, INC.

FORM 10-Q for the Quarter Ended December 31, 2014

American Media, Inc. and its consolidated subsidiaries are referred to in this Quarterly Report on Form 10-Q (this "Quarterly Report") as American Media, AMI, the Company, we, our and us.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report for the fiscal quarter ended December 31, 2014 contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements relate to our current beliefs regarding future events or our future operating or financial performance. By their nature, forward-looking statements involve risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2014	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($1,155 and $1,525 related to VIEs, respectively)	$3,078	$3,035
Trade receivables, net of allowance for doubtful accounts of $10,647 and $6,661, respectively ($1 and $1 related to VIEs, respectively)	34,463	44,636
Inventories ($109 and $285 related to VIEs, respectively)	2,095	10,910
Prepaid expenses and other current assets ($64 and $254 related to VIEs, respectively)	17,569	16,640
Total current assets	57,205	75,221
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	3,801	3,798
Furniture, fixtures and equipment	45,456	40,304
Less – accumulated depreciation	(29,264)	(23,128)
Total property and equipment, net ($28 and $29 related to VIEs, respectively)	19,993	20,974
OTHER ASSETS:
Deferred debt costs, net	5,581	8,125
Deferred rack costs, net	4,278	5,073
Investments in affiliates	728	2,859
Other long-term assets	3,688	3,841
Total other assets	14,275	19,898
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	178,008	186,898
Other identified intangibles, net of accumulated amortization of $123,487 and $119,773, respectively ($6,000 related to VIEs, respectively)	259,890	269,649
Total goodwill and other identified intangible assets, net	437,898	456,547
TOTAL ASSETS	$529,371	$572,640
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ($14 and $42 related to VIEs, respectively)	$13,023	$20,115
Accrued expenses and other liabilities ($306 and $122 related to VIEs, respectively)	35,387	27,801
Accrued interest	2,016	15,897
Deferred revenues ($0 and $1,014 related to VIEs, respectively)	37,324	33,318
Total current liabilities	87,750	97,131
NON-CURRENT LIABILITIES:
Senior secured notes	359,873	469,477
Revolving credit facility	27,600	29,000
Other non-current liabilities	7,087	7,172
Deferred income taxes	85,902	98,833
Total liabilities	568,212	701,613
COMMITMENTS AND CONTINGENCIES (See Note 11)
Redeemable noncontrolling interests (see Note 10)	3,000	3,000
STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 100 shares and 10,000,000 shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	—	1
Additional paid-in capital	945,037	822,723
Accumulated deficit	(986,536)	(954,466)
Accumulated other comprehensive loss	(342)	(231)
Total stockholders' deficit	(41,841)	(131,973)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$529,371	$572,640

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
OPERATING REVENUES:
Circulation	$45,541	$44,603	$131,929	$147,482
Advertising	24,633	22,769	80,307	84,226
Other	511	7,276	10,890	23,936
Total operating revenues	70,685	74,648	223,126	255,644
OPERATING EXPENSES:
Editorial	7,950	9,979	26,452	29,063
Production	17,188	20,889	60,272	69,727
Distribution, circulation and other cost of sales	11,839	12,330	37,446	45,047
Selling, general and administrative	22,900	19,020	76,672	65,291
Depreciation and amortization	4,277	3,736	10,825	10,453
Impairment of goodwill and intangible assets	—	9,238	18,458	9,238
Total operating expenses	64,154	75,192	230,125	228,819
OPERATING INCOME (LOSS)	6,531	(544)	(6,999)	26,825
OTHER INCOME (EXPENSES):
Interest expense	(11,468)	(14,099)	(39,266)	(43,838)
Amortization of deferred debt costs	(487)	(414)	(2,544)	(1,202)
Other income (expenses), net	3,479	63	3,778	(188)
Total other expenses, net	(8,476)	(14,450)	(38,032)	(45,228)
LOSS BEFORE INCOME TAXES	(1,945)	(14,994)	(45,031)	(18,403)
INCOME TAX (BENEFIT) PROVISION	(11,898)	35,410	(14,169)	32,954
NET INCOME (LOSS)	9,953	(50,404)	(30,862)	(51,357)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7	23	(1,208)	(1,053)
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$9,960	$(50,381)	$(32,070)	$(52,410)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
NET INCOME (LOSS)	$9,953	$(50,404)	$(30,862)	$(51,357)
Foreign currency translation adjustment	(63)	71	(111)	202
Comprehensive income (loss)	9,890	(50,333)	(30,973)	(51,155)
Less: comprehensive (income) loss attributable to noncontrolling interests	7	23	(1,208)	(1,053)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$9,897	$(50,310)	$(32,181)	$(52,208)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share information)

	Nine Months Ended December 31, 2014
	Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
BALANCE, BEGINNING OF PERIOD	10,000,000	$1	$822,723	$(954,466)	$(231)	$(131,973)
Net loss	—	—	—	(32,070)	—	(32,070)
Foreign currency translation	—	—	—	—	(111)	(111)
Issuance of common stock (Note 13)	1,172,150	—	205	—	—	205
Retirement of common stock (Note 13)	(11,172,150)	(1)	1	—	—	—
Issuance of common stock (Note 13)	100	—	—	—	—	—
Debt for equity conversion, net of expenses (Note 6)	—	—	121,535	—	—	121,535
Capital contribution (Note 13)	—	—	573	—	—	573
BALANCE, END OF PERIOD	100	$—	$945,037	$(986,536)	$(342)	$(41,841)

	Nine Months Ended December 31, 2013
	Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
BALANCE, BEGINNING OF PERIOD	10,000,000	$1	$822,723	$(900,147)	$(339)	$(77,762)
Net loss	—	—	—	(52,410)	—	(52,410)
Foreign currency translation	—	—	—	—	202	202
BALANCE, END OF PERIOD	10,000,000	$1	$822,723	$(952,557)	$(137)	$(129,970)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(30,862)	$(51,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,825	10,453
Impairment of goodwill and intangible assets	18,458	9,238
Amortization of deferred debt costs	2,544	1,202
Amortization of deferred rack costs	4,249	4,755
Deferred income tax benefit	(14,617)	32,737
Non-cash payment-in-kind interest accretion	4,809	1,912
Provision for doubtful accounts	5,870	1,545
Gain on sale of assets	(3,417)	(65)
Other	2,429	578
Changes in operating assets and liabilities:
Trade receivables	4,303	9,242
Inventories	8,819	(597)
Prepaid expenses and other current assets	(2,249)	(4,185)
Deferred rack costs	(3,481)	(3,265)
Other long-term assets	153	(2,160)
Accounts payable	(6,597)	1,495
Accrued expenses and other liabilities	9,265	4,475
Accrued interest	(11,234)	(14,180)
Other non-current liabilities	(85)	(89)
Deferred revenues	4,528	(1,308)
Total changes in operating assets and liabilities	3,422	(10,572)
Net cash provided by operating activities	3,710	426
INVESTING ACTIVITIES
Purchases of property and equipment	(6,659)	(6,521)
Purchases of intangible assets	(2,520)	(4,654)
Proceeds from sale of assets	3,009	120
Investments in affiliates	—	(2,536)
Distributions from affiliates	2,570	—
Other	—	(300)
Net cash used in investing activities	(3,600)	(13,891)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	57,800	79,600
Repayments to revolving credit facility	(59,200)	(60,600)
Proceeds from issuance of senior secured notes	12,500	—
Senior secured notes repurchases	(5,975)	—
Capital contribution	573	—
Costs incurred in restructuring	(4,315)	—
Payments to noncontrolling interest holders of Olympia	(1,202)	(1,004)
Payments for redemption of Odyssey preferred stock	—	(3,002)
Net cash provided by financing activities	181	14,994
Effect of exchange rate changes on cash	(248)	302
Net increase in cash and cash equivalents	43	1,831
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,035	2,375
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,078	$4,206

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-cash property and equipment (incurred but not paid)	$2	$584
Non-cash debt for equity exchange	$123,960	$—
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1 - Nature of the Business

Description of the Business

American Media, Inc. and its subsidiaries (collectively, the "Company," "AMI," "we," "our" or "us") is the largest publisher of celebrity and health and fitness magazines in the United States and operates a diversified portfolio of 13 publications. Total circulation of our print publications with a frequency of six or more times per year, were approximately 6.0 million copies per issue during the nine months ended December 31, 2014. As of December 31, 2014, we published six weekly publications: National Enquirer, Star, Globe, National Examiner, OK! and Soap Opera Digest; four publications that are published 10 times per year: Shape, Men's Fitness, Muscle & Fitness and Flex; and three bi-monthly publications: Fit Pregnancy, Natural Health and Muscle & Fitness Hers.

Our fiscal year ends on March 31, 2015 and may be referred to herein as fiscal 2015.

Dispositions

In November 2014, we sold our Country Weekly publication for approximately $3 million in cash and entered into a long-term publishing services agreement. The operating results of Country Weekly were insignificant to the Company's unaudited condensed consolidated financial statements for the nine months ended December 31, 2014 and 2013 and did not meet the criteria for presentation of discontinued operations. It is the Company's policy to present gains and losses from the sale of businesses that do not meet the criteria for presentation as discontinued operations within other income (expenses) in the unaudited condensed consolidated financial statements.

In January 2015, we sold our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment, for approximately $60 million in cash. See Note 15, "Subsequent Events" for further information.

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

Liquidity

The Company is highly leveraged. As of December 31, 2014, the Company had approximately $387.5 million of outstanding indebtedness, consisting of $359.9 million of senior secured notes and $27.6 million under the revolving credit facility.

As further described in Note 5, "Revolving Credit Facility," subsequent to December 31, 2014, the Company received a waiver under the revolving credit facility to provide additional time to file this Quarterly Report with the SEC and to make it available to the revolving credit facility lenders. In addition, in February 2015, the terms of the revolving credit facility were amended and restated to, among other things, extend the maturity date to December 2016, reduce the borrowing capacity from $40.0 million to $35.0 million and amend the first lien leverage ratio and certain other covenants and provisions.

As further described in Note 6, "Senior Secured Notes," subsequent to December 31, 2014, the Company exchanged approximately $32.0 million in aggregate principal amount of first lien senior secured notes, plus accrued and unpaid interest, for approximately $39.0 million aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 7.0% per annum and mature in July 2020, pursuant to an exchange agreement. In addition, subsequent to December 31, 2014, the Company repurchased approximately $48.5 million in aggregate principal amount of first lien senior secured notes in the open market. As a result, the outstanding indebtedness of senior secured notes is currently $318.4 million.

Over the next year, the cash interest payments due under the Company's debt agreements are approximately $37.9 million and there are no scheduled principal payments due. As of December 31, 2014, the Company has $3.1 million of cash and $8.0 million available pursuant to the revolving credit facility.

As further discussed in Note 2, "Summary of Significant Accounting Policies - Concentrations," the Company's former second-largest wholesaler ceased operations in May 2014 and filed for bankruptcy in June 2014. The Company is continuing to work with the two remaining major wholesalers and retailers to transition the newsstand circulation to them. There can be no assurances that (i) the transition to certain retailers will be successful, (ii) after completing the transition the Company's revenue will not be temporarily or permanently reduced or (iii) that consumers at the impacted retailers will resume purchasing the Company's publications at the same rate or quantities previously purchased. This transition has had an adverse impact on single copy newsstand sales and liquidity during fiscal 2015.

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

Although the Company is significantly leveraged, it expects that the current cash balances, liquidity provided from the revolving credit facility, cash generated from operations and the cash interest savings from the significant reduction in debt should be sufficient to meet working capital, capital expenditures, debt service, and other cash needs for the next year.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The information included in the foregoing unaudited condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. These unaudited condensed consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") with respect to the Company's fiscal year ended March 31, 2014 (the "2014 Form 10-K"), which may be accessed through the SEC's website at http://www.sec.gov.

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

See Note 10, “Investments in Affiliates and Redeemable Noncontrolling Interests.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management's assessments of the probable future outcome of these matters. As a result, actual results could differ from those estimates.

Concentrations

As of December 31, 2014, single copy revenues consisted of copies distributed to retailers primarily by two major wholesalers. During the nine months ended December 31, 2014 and 2013, The News Group accounted for approximately 45% and 31%, respectively, of our total operating revenues and The Hudson Group accounted for approximately 11% and 7%, respectively, of our total operating revenues. We have multi-year service arrangements with our major wholesalers, which provide incentives to maintain certain levels of service.

In May 2014, we were notified by our national distributor (the “Distributor”) for our publications in the U.S. and Canada, that due to non-payment of their receivables from Source Interlink Companies ("Source"), our former second-largest wholesaler, the Distributor will cease shipping our publications to Source effectively immediately. Further, in May 2014, Source notified us that they were ceasing substantially all distribution operations in the near term and filed for bankruptcy in June 2014. Our Distributor is working with the two remaining wholesalers and retailers to transition the newsstand circulation to them. We estimate that it will take until mid-summer 2015 for the transition to be completed. Our single copy newsstands sales could be reduced by approximately $10.0 million to $20.0 million during this transition period, depending on the length of time required to complete the transition to the remaining two wholesalers. In addition, after completing the transition, our revenues could be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing our publications at the same rate or quantities previously purchased.

Subject to the terms of our agreement with the Distributor, our exposure for bad debt related to Source is currently expected to be approximately $5.0 million to $7.0 million, of which $4.9 million is included in the accompanying unaudited condensed consolidated statement of income (loss) for the nine months ended December 31, 2014. The total provision for bad debt related to Source is $6.8 million at December 31, 2014.

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under ASU 2013-11 unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. ASU 2013-11 was effective for the Company on April 1, 2014. The adoption of ASU 2013-11 did not have an impact on the Company's unaudited condensed consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topic 205 and Topic 360) ("ASU 2014-08") which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity's continuing involvement with a discontinued operation following disposal, and retained equity method investments in a discontinued operation. ASU 2014-08 is effective for the Company on April 1, 2015 on a prospective basis with early adoption permitted for disposals that have not been reported in financial statements previously issued.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for the Company on April 1, 2017 using one of two retrospective application methods. The Company has not determined the potential effects on the consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern (Topic 205) ("ASU 2014-15") which establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial position and results of operations.

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

Note 3 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventory write-downs during the nine months ended December 31, 2014 and 2013 were insignificant. Inventories are comprised of the following (in thousands):

	December 31, 2014	March 31, 2014
Raw materials – paper	$—	$8,468
Finished product — paper, production and distribution costs of future issues	2,095	2,442
Total inventories	$2,095	$10,910

In August 2014, the Company entered into a long-term paper supply and purchasing agreement pursuant to which a third party manages all aspects of the Company's raw material paper inventory. As a result, the Company no longer maintains raw material paper inventory.

Note 4 - Goodwill and Other Identified Intangible Assets

Goodwill

As of December 31, 2014 and March 31, 2014, the Company had goodwill with a carrying value of $178.0 million and $186.9 million, respectively. Goodwill decreased approximately $8.9 million due to impairment charges during the quarter ended September 30, 2014. The gross carrying amount and accumulated impairment losses of goodwill, as of December 31, 2014 and March 31, 2014, by reportable segment are as follows (in thousands):

	Celebrity Brands	Women's Active Lifestyle Group	Men's Active Lifestyle Group	Corporate and Other	Total
Goodwill	$428,518	$84,905	$112,296	$20,136	$645,855
Accumulated impairment losses	(304,595)	(62,841)	(80,446)	(11,075)	(458,957)
Balance, March 31, 2014	$123,923	$22,064	$31,850	$9,061	$186,898

Impairment	—	—	(8,890)	—	(8,890)

Goodwill	$428,518	$84,905	$112,296	$20,136	$645,855
Accumulated impairment losses	(304,595)	(62,841)	(89,336)	(11,075)	(467,847)
Balance, December 31, 2014	$123,923	$22,064	$22,960	$9,061	$178,008

Other Identified Intangible Assets

Other identified intangible assets are comprised of the following (in thousands):

	Range of lives (in years)	December 31, 2014	March 31, 2014
Intangible assets subject to amortization:
Tradenames	15 - 27	$46,166	$10,610
Subscriber lists	3 - 15	32,702	32,702
Customer relationships	5 - 10	2,300	2,300
Other intangible assets	3	11,603	9,133
Total gross intangible assets subject to amortization		92,771	54,745
Accumulated amortization		(45,666)	(41,951)
Total net intangible assets subject to amortization		47,105	12,794
Intangible assets not subject to amortization	Indefinite	212,785	256,855
Total other identified intangible assets, net		$259,890	$269,649

Effective October 1, 2014, certain tradenames with a carrying value totaling approximately $35.6 million that were previously assigned indefinite lives have been assigned definitive lives of 15 years. During the three months ended December 31, 2014, the amortization expense of these tradenames totaled approximately $0.6 million.

Intangible assets not subject to amortization decreased approximately $44.1 million due to the reclassification of approximately $35.6 million of tradenames to definitive lived and approximately $8.5 million due to impairment charges during the quarter ended September 30, 2014.

Amortization expense of intangible assets was $3.7 million during the nine months ended December 31, 2014 and 2013. Based on the carrying value of identified intangible assets recorded at December 31, 2014, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2015	$1,124
2016	6,151
2017	4,656
2018	3,203
2019	2,993
Thereafter	28,978
$47,105
Impairments

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

The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the estimated fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of $8.9 million and $8.5 million to reduce the carrying value of goodwill and tradenames, respectively, during the quarter ended September 30, 2014.

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

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day, plus ½ of 1%; and (z) one month LIBOR (but no less than 2%), plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during the nine months ended December 31, 2014 and 2013. In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during the nine months ended December 31, 2014 and 2013 were insignificant.

During the nine months ended December 31, 2014, the Company borrowed $57.8 million and repaid $59.2 million under the 2010 Revolving Credit Facility. At December 31, 2014, the Company has available borrowing capacity of $8.0 million after considering the $27.6 million outstanding balance and the $4.4 million outstanding letter of credit.

Subsequent to December 31, 2014, the Company received a waiver under the 2010 Revolving Credit Facility to provide additional time to file this Quarterly Report with the SEC and to make it available to the 2010 Revolving Credit Facility lenders.

As further discussed below, in February 2015, the Company amended and restated the 2010 Revolving Credit Facility (the "Amended and Restated Revolving Credit Facility") to, among other things, extend the maturity date to December 2016, reduce the borrowing capacity from $40.0 million to $35.0 million and amend the first lien leverage ratio and certain other covenants and provisions.

The outstanding balance at December 31, 2014 of $27.6 million is included in non-current liabilities, as the maturity date pursuant to the Amended and Restated Revolving Credit Facility is December 2016.

The indebtedness under the 2010 Revolving Credit Facility and the Amended and Restated Revolving Credit Facility is guaranteed by certain of the domestic subsidiaries of the Company and is secured by liens on substantially all the assets of the Company and certain of its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all the issued and outstanding shares of, or other equity interests in, certain of the Company's existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its existing or subsequently acquired or organized foreign subsidiaries.

2010 Revolving Credit Facility Amendments

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

Pursuant to the Credit Agreement Amendment and subject to the Credit Parties’ (as defined in the 2010 Revolving Credit Facility) compliance with the requirements set forth therein, the Consenting Lenders agreed to (i) waive until the earlier of (x) August 15, 2014 and (y) immediately prior to the consummation of the Merger, any potential Default or Event of Default (each, as defined in the 2010 Revolving Credit Facility) arising from the failure to furnish to the Administrative Agent (A) the financial statements, reports and other documents as required under Section 5.01(a) of the 2010 Revolving Credit Facility with respect to the fiscal year of the Company ended March 31, 2014 and (B) the related deliverables required under Sections 5.01(c) and 5.03(b) of the 2010 Revolving Credit Facility, (ii) permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of “Change of Control” and permitting the issuance of the Additional Notes pursuant to the Second Lien PIK Notes Indenture (each as defined), (iii) consent to the sale of certain assets of the Loan Parties (as defined in the 2010 Revolving Credit Facility), (iv) restrict any payment or distribution in respect of the First Lien Notes (as defined) on or prior to June 15, 2015, subject to certain exceptions, including the payment of regularly scheduled interest and any mandatory prepayments and mandatory offers to purchase under the First Lien Notes, and (v) amend the maximum first lien leverage ratio covenant to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ending June 30, 2015. From July 1, 2015 through December 31, 2015, the maturity date of the 2010 Revolving Credit Facility, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

In August 2014, the Company received a waiver under the 2010 Revolving Credit Facility to provide additional time to file the Quarterly Report for the quarterly period ended June 30, 2014, with the SEC and to make it available to the 2010 Revolving Credit Facility lenders.

In January 2015, the Company, the Administrative Agent and the lenders from time to time party to the 2010 Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into Amendment No. 4 (the “Fourth Credit Agreement Amendment”) to the 2010 Revolving Credit Facility with the lenders constituting the Required Lenders (as defined in the Credit Agreement) to, among other things, modify the definition of "Permitted Refinancing Indebtedness” to, among other things, permit the transactions contemplated by the exchange of certain senior secured notes as further described in Note 6, "Senior Secured Notes."

In January 2015, the Company, the Administrative Agent and the lenders from time to time party to the 2010 Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into Amendment No. 5 (the “Fifth Credit Agreement Amendment”) to the 2010 Revolving Credit Facility with the lenders constituting the Required Lenders (as defined in the Credit Agreement) to, among other things, permit the transactions contemplated by the sale of our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment, as further described in Note 15, "Subsequent Events."

In February 2015, the Company received a waiver under the 2010 Revolving Credit Facility to provide additional time to file this Quarterly Report with the SEC and to make it available to the 2010 Revolving Credit Facility lenders.

In February 2015, the Company, the Administrative Agent and the lenders from time to time party to the 2010 Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into the Amended and Restated Revolving Credit Facility with the lenders constituting the Required Lenders (as defined in the Credit Agreement) to, among other things, extend the maturity date to December 2016, reduce the borrowing capacity from $40.0 million to $35.0 million, amend the maximum first lien leverage ratio covenant to be equal to or less than 4.75 to 1.00 for the quarter ending March 31, 2015 and 4.50 to 1.00 from April 1, 2015 through December 2016, the maturity date of the Amended and Restated Revolving Credit Facility. In addition to the first lien leverage ratio, the Amended and Restated Revolving Credit Facility includes a consolidated leverage ratio and an interest coverage ratio. The consolidated leverage ratio covenant must be equal to or less than 5.50 to 1.00 for the quarter ended March 31, 2015, 4.75 to 1.00 from April 1, 2015 through September 30, 2015 and 5.50 to 1.00 from October 1, 2015 through December 2016. The interest coverage ratio must be equal to or greater than 1.10 to 1.00 for the quarter ended March 31, 2015 and 1.50 to 1.00 from April 1, 2015 through December 2016.

Covenants

The 2010 Revolving Credit Facility and the Amended and Restated Revolving Credit Facility include certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants in the 2010 Revolving Credit Facility include financial maintenance covenants comprised of a first lien leverage ratio. The negative covenants in the Amended and Restated Revolving Credit Facility includes financial maintenance covenants comprised of a first lien leverage ratio, a consolidated leverage ratio and an interest coverage ratio. The 2010 Revolving Credit Facility and the Amended and Restated Revolving Credit Facility also contain certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. With respect to the dividend restrictions, the 2010 Revolving Credit Facility and the Amended and Restated Revolving Credit Facility includes a cap on the total amount of cash available for distribution to our common stockholders.

As of December 31, 2014, the Company was in compliance with its covenants under the 2010 Revolving Credit Facility, as amended.

Although there can be no assurances, management believes that, based on current projections (including projected borrowings and repayments under the Amended and Restated Revolving Credit Facility), its operating results for fiscal 2015 will be sufficient to satisfy the financial covenants under the Amended and Restated Revolving Credit Facility. The Company’s ability to satisfy the financial covenants is dependent on the business performing in accordance with its projections.  If the performance of the Company’s business deviates significantly from its projections, the Company may not be able to satisfy such financial covenants.  The Company's projections are subject to a number of factors, many of which are events beyond its control, which could cause its actual results to differ materially from its projections. If the Company does not comply with its financial covenants, the Company will be in default under the Amended and Restated Revolving Credit Facility.

Note 6 - Senior Secured Notes

The First Lien Notes, the Second Lien Notes, the Second Lien PIK Notes and the New Second Lien Notes are referred to herein collectively as the "Senior Secured Notes." As of December 31, 2014, the Company’s total principal amount of Senior Secured Notes was approximately $359.9 million, consisting of $357.7 million principal amount of First Lien Notes and $2.2 million principal amount of Second Lien Notes.

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

During fiscal 2012, the Company redeemed $20.0 million in aggregate principal amount of First Lien Notes. During fiscal 2014, the Company redeemed approximately $2.3 million in aggregate principal amount of First Lien Notes. During fiscal 2015, the Company repurchased $5.0 million in aggregate principal amount of First Lien Notes at a price equal to 106.5% of the aggregate principal amount thereof, plus accrued and unpaid interest in the open market. At December 31, 2014, the Company's total principal amount of First Lien Notes was approximately $357.7 million.

Subsequent to December 31, 2014, the Company exchanged approximately $32.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest for approximately $39.0 million aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 7.0% per annum and mature in July 2020 (the "New Second Lien Notes"), pursuant to an exchange agreement (the "New Second Lien Notes Exchange Agreement"), as further described below. Additionally, subsequent to December 31, 2014, the Company repurchased approximately $48.5 million in aggregate principal amount of First Lien Notes, at a price equal to 103.6% of the aggregate principal amount thereof, plus accrued and unpaid interest in the open market. After giving effect to this exchange and repurchase, approximately $277.2 million aggregate principal amount of First Lien Notes remain outstanding.

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

Under the First Lien Notes Indenture (as defined below), the Company has the option to redeem the First Lien Notes on or after December 15, 2014, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

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

In October 2013, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 10.0% per annum, are payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”), pursuant to an exchange agreement (the “Second Lien PIK Notes Exchange Agreement”), as further described below.

In September 2014, pursuant to the Debt for Equity Exchange Agreement with the Parent and the Investors, the Investors exchanged approximately $7.8 million aggregate principal amount of Second Lien Notes, plus accrued and unpaid interest, for equity interest in the Parent. During fiscal 2015, the Company repurchased approximately $0.6 million in aggregate principal amount of Second Lien Notes at a price equal to 108.0% of the aggregate principal amount thereof, plus accrued and unpaid interest in the open market. At December 31, 2014, the Company's total principal amount of Second Lien Notes was approximately $2.2 million.

The Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility and the First Lien Notes. The Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

Under the Second Lien Notes Indenture (as defined below), the Company has the option to redeem the Second Lien Notes on or after December 15, 2014, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

Year	Percentage
2014	106.75%
2015	103.375%
2016 and thereafter	100%

Second Lien PIK Notes

In October 2013, we issued approximately $94.3 million aggregate principal amount of Second Lien PIK Notes in exchange for an equal aggregate principal amount of Second Lien Notes pursuant to the Second Lien PIK Notes Exchange Agreement, as described above. The Second Lien PIK Notes were issued under a new indenture (the “Second Lien PIK Notes Indenture”), by and among American Media, Inc., certain of its subsidiaries listed as guarantors thereto (the "Guarantors") and Wilmington Trust, National Association, as trustee (the "Trustee").

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

Subject to certain exceptions, the cash interest savings (as defined in the Second Lien PIK Notes Indenture) resulting from the exchange of the Second Lien Notes must be used by the Company to repurchase First Lien Notes until the Cash Interest Rate Conversion Date. The participating holders have a right of first offer to sell any of their First Lien Notes to the Company before the Company makes repurchases of First Lien Notes from any other holders of the First Lien Notes, including those purchases pursuant to open market repurchases. In August 2014, the Company and the Guarantors entered into an amendment to the Second Lien PIK Notes Exchange Agreement (the “Second Lien PIK Notes Exchange Agreement Amendment”) which provides that the Company is not required to apply the cash interest savings to repurchase outstanding First Lien Notes for the semi-annual interest periods ending on June 15, 2014 and December 15, 2014.

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

New Second Lien Notes

In January 2015, we issued approximately $39.0 million aggregate principal amount of New Second Lien Notes, which bear interest at a rate of 7.0% per annum and mature in July 2020. Interest on the New Second Lien Notes is payable semi-annually on July 15th and January 15th of each year and is computed on the basis of a 360-day year comprised of twelve 30 day months. As described above, the New Second Lien Notes were issued in exchange for $32.0 million aggregate principal amount of First Lien Notes pursuant to the New Second Lien Notes Exchange Agreement. The New Second Lien Notes were issued under a new indenture (the “New Second Lien Notes Indenture”), by and among American Media, Inc., the Guarantors and the Trustee. The New Second Lien Notes were issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

The New Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility, the First Lien Notes and the Second Lien Notes. The New Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

Under the New Second Lien Notes Indenture (as defined below), the Company has the option to redeem the New Second Lien Notes at any time prior to January 15, 2018 at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium and accrued and unpaid interest through the redemption date. At any time prior to January 15, 2018, the Company may redeem up to 35% of the New Second Lien Notes from the net cash proceeds of one or more qualified equity offerings at a redemption price of 107% of the principal amount, plus accrued and unpaid interest through the redemption date, provided that at least 65% of the aggregate principal amount of the New Second Lien Notes remains outstanding after the redemption. The Company has the option to redeem the New Second Lien Notes on or after January 15, 2018, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest through the redemption date, if redeemed during the 12-month period beginning on January 15th of each of the years indicated below:

Year	Percentage
2018	107%
2019	103.5%
2020 and thereafter	100%

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

The Indentures governing the Senior Secured Notes contain certain affirmative covenants, negative covenants and events of default. For example, the Indentures governing the Senior Secured Notes contain covenants that limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the Indentures governing the Senior Secured Notes impose certain requirements as to future subsidiary guarantors. As of December 31, 2014, the Company was in compliance with all of the covenants under the Indentures governing the Senior Secured Notes.

In January 2015, the Company entered into a supplemental indenture (the “Supplemental Indenture”) by and between the Company and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee and collateral agent (collectively, the “Existing Second Lien Trustee”), to an indenture, dated as of December 22, 2010, by and among the Company, the guarantors party thereto and the Existing Second Lien Trustee (as amended, supplemented or otherwise modified through the date of amendment, the “Existing Second Lien Indenture”). The Supplemental Indenture contemplates, among other things, the New Second Lien Exchange Agreement.

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

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

		December 31, 2014		March 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
First Lien Notes	Level 2	$357,675	$356,781	$362,675	$397,129
Second Lien Notes	Level 2	2,198	2,363	10,602	10,840
Second Lien PIK Notes	Level 2	—	—	96,200	95,178

The fair value of the First Lien Notes, the Second Lien Notes and the Second Lien PIK Notes is estimated using quoted market prices for the same or similar issues.

As of December 31, 2014 and March 31, 2014, the Company did not have financial assets or liabilities that would require measurement on a recurring basis, based on the guidance in ASC 820. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and the 2010 Revolving Credit Facility. The carrying amount of these accounts approximates fair value.

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

Note 8 - Income Taxes

For the three and nine months ended December 31, 2014, we recorded an income tax benefit of $11.9 million and $14.2 million, respectively, primarily due to the release of a portion of the valuation allowance which was a direct result of the reclassification of certain tradenames from indefinite lived to definitive lived effective October 1, 2014. Since definitive lived intangibles are taken into consideration in the computation of the valuation allowance, the reclassficiation of the deferred tax liability associated with the definitive lived intangibles decreased the valuation allowance against the net deferred tax assets, exclusive of indefinite lived intangibles in a deferred tax liability position. For the three and nine months ended December 31, 2013, we recorded an income tax provision of $35.4 million and $33.0 million, respectively, primarily due to the valuation allowance recorded against the Company's net deferred tax assets.

The asset and liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2014, a valuation allowance of $43.8 million was recorded against the Company's net deferred tax assets, excluding the deferred tax liability for indefinite-lived intangible assets. The Company's deferred tax liabilities related to indefinite-lived intangible assets were not considered a future source of income to support the realization of deferred tax assets within the net operating loss carryforward period. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

In August 2014, as a result of the Merger, a change of control has occurred. Accordingly, management assessed the impact of the Merger for limitations under section 382 of the Internal Revenue Code ("IRC"). Since the Company was in a net unrealized built-in gain position the Company's annual IRC section 382 limitation will likely increase over the next five years resulting in realized built-in gains. No loss of the net operating loss utilization should result from the Merger.

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

As discussed in Note 6, "Senior Secured Notes," during fiscal 2015, the Company repurchased $5.6 million in aggregate principal amount of Senior Secured Notes, plus accrued and unpaid interest, from the Investors in the open market. Subsequent to December 31, 2014, the Company exchanged approximately $32.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, held by the Investors for approximately $39.0 million aggregate principal amount of New Second Lien Notes, which bear interest at a rate of 7.0% per annum and mature in July 2020, pursuant to the New Second Lien Exchange Agreement. Additionally, subsequent to December 31, 2014, the Company repurchased approximately $48.5 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, from the Investors in the open market.

Mr. Elkins, a former member of our Board of Directors provided certain financial advisory services to the Company through Roxbury Advisory, LLC ("Roxbury"), a company controlled by Mr. Elkins. In August 2014, the consulting agreement between Roxbury and the Company was terminated. Payments for the services received from Roxbury totaled $50,000 and $100,000 during the nine months ended December 31, 2014 and 2013, respectively, and the Company has no outstanding payables to Roxbury at December 31, 2014 or March 31, 2014.

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

In April 2005, the other limited liability company member licensed certain trademarks related to the Mr. Olympia fitness events (collectively, the “Olympia Trademarks”) to Olympia for $3.0 million, payable by the Company over a 10-year period (the “License Fee”). Upon the exercise of the Olympia Put Option or the Olympia Call Option, the ownership of the Olympia Trademarks will be transferred to Olympia. If the Olympia Put Option or the Olympia Call Option is not exercised, then Olympia will retain the license to the Olympia Trademarks in perpetuity. The License Fee has been recorded as other identified intangible assets, and the final payment was made in April 2013.

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

Olympia's net income for the nine months ended December 31, 2014 and 2013 was $1.3 million and $1.1 million, respectively.

Zinczenko-AMI Ventures, LLC

In February 2013, the Company entered into a limited liability company agreement to form a joint venture, Zinczenko-AMI Media Ventures, LLC ("ZAM"), to create a book publishing division. ZAM was initially capitalized by the Company and the other limited liability company member (the "ZAM LLC Member") and the Company and the ZAM LLC Member each received an initial ownership interest of 51% and 49%, respectively, in ZAM. In accordance with the terms of the limited liability company agreement, the Company is responsible for the day-to-day operations and management of ZAM.

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

The operating results of ZAM were insignificant to the Company's unaudited condensed consolidated financial statements for the nine months ended December 31, 2014 and 2013.

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

Redeemable Noncontrolling Interests

The following table reconciles equity attributable to the redeemable noncontrolling interests (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Balance, beginning of period	$4,259	$4,076	$3,000	$3,000
Capital distributions	(1,202)	(1,004)	(1,202)	(1,004)
Net income (loss) attributable to noncontrolling interests	43	(23)	1,302	1,053
Other	(100)	(49)	(100)	$(49)
Balance, end of period	$3,000	$3,000	$3,000	$3,000

Unconsolidated Joint Ventures

We have other joint ventures that we do not consolidate as we lack the power to direct the activities that significantly impact the economic performance of these entities. The Company's investments in affiliates are carried at the fair value of the investment consideration at the date acquired, plus the Company's equity in undistributed earnings from that date. Unless otherwise disclosed below, the operating results of our unconsolidated joint ventures were insignificant to the Company's unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2014 and 2013.

Radar Online, LLC

In October 2008, the Company entered into a limited liability company agreement to form Radar Online, LLC, a joint venture ("Radar"), to manage Radar Online, a website focusing on celebrity and entertainment news. Though the Company owns 50% of Radar and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Radar using the equity method. The operating results of Radar were insignificant to the Company’s unaudited condensed consolidated financial statements for the nine months ended December 31, 2014 and 2013. The management fees receivable from Radar totaled $2.4 million and $2.2 million as of December 31, 2014 and March 31, 2014, respectively, and is part of other long-term assets in the accompanying unaudited condensed consolidated financial statements.

Select Media Services, LLC

In September 2013, we contributed substantially all of the assets, comprising the Company's distribution and merchandising businesses operated by In Store Services, Inc., formerly known as Distribution Services, Inc. ("DSI"), a wholly-owned subsidiary of American Media, Inc., and $2.3 million in cash in exchange for a 27.5% membership interest in Select Media Services, LLC, a joint venture ("Select"), which operates as a merchandising and in-store services business. Though DSI can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Select using the equity method.

The membership interest and cash contribution in Select was adjusted in September 2014, pursuant to a one-time retroactive adjustment back to September 2013. DSI's membership interest has been replaced with a participation interest in the earnings of Select and the initial capital contribution was refunded to DSI in October 2014 along with the distribution of DSI's participation interest for the twelve months ended August 31, 2014. The operating results were approximately $0.2 million and $0.5 million during the three and nine months ended December 31, 2014, respectively, and are reflected in other income in the accompanying unaudited condensed consolidated financial statements.

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

In an order of the Delaware bankruptcy court, entered on November 14, 2011, American Media, Inc. and four other creditors (collectively, the “Creditors”), which also are defendants in the Anderson Action, were granted the right to file lawsuits against Anderson insiders asserting Anderson's claims identified by the examiner. The Creditors' retention of counsel to pursue the claims on a contingency fee basis was also approved. On November 14, 2011, pursuant to this order, a complaint was filed against 10 defendants. After a temporary stay of discovery pending conclusion of fact discovery in the Anderson Action, discovery in the bankruptcy action proceeded. On December 12, 2014, defendants in the adversary action moved for partial summary judgment seeking dismissal of certain of the Creditors’ claims.

By order dated November 6, 2013, the Delaware bankruptcy court granted American Media, Inc. and four of its co-defendants relief from the automatic bankruptcy stay of litigation against Anderson News, L.L.C. so that they could file a counterclaim in the Anderson Action against Anderson News, L.L.C. alleging that Anderson News, L.L.C. had violated the antitrust laws by engaging in a conspiracy to fix prices that wholesalers would pay publishers for their magazines and seeking an unspecified amount of damages to be proved at trial. Permission was obtained on January 23, 2014 from the District Court to file the counterclaim against Charles Anderson, Jr. and Anderson News, L.L.C. American Media, Inc. filed its amended answer and counterclaim in the Anderson Action on February 14, 2014. On December 15, 2014, the parties in the Anderson Action filed motions for summary judgment and to strike certain proposed expert testimony.

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

Note 12 - Business Segment Information

At December 31, 2014, the Company had four reporting segments: Celebrity Brands, Women’s Active Lifestyle, Men’s Active Lifestyle and Corporate and Other. The operating segments are based on each having the following characteristics: the operating segments engage in similar business activities from which they earn revenues and incur expenses; the operating results are regularly reviewed by the chief operating decision maker (the "CODM"), and there is discrete financial information. The Company does not aggregate any of its operating segments. In January 2015, we sold our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment. See Note 15, "Subsequent Events" for further information.

The Celebrity Brands segment includes National Enquirer, Star, OK!, Globe, National Examiner and Soap Opera Digest.

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

Segment information for the three and nine months ended December 31, 2014 and 2013 and the assets employed as of December 31, 2014 and March 31, 2014 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Operating revenues
Celebrity Brands	$45,506	$45,990	$135,116	$152,494
Women's Active Lifestyle Group	10,540	9,936	38,171	39,459
Men's Active Lifestyle Group	12,325	13,267	44,973	48,892
Corporate and Other	2,314	5,455	4,866	14,799
Total operating revenues	$70,685	$74,648	$223,126	$255,644
Operating income (loss)
Celebrity Brands	$18,275	$13,853	$49,026	$51,966
Women's Active Lifestyle Group	104	(1,978)	2,975	1,134
Men's Active Lifestyle Group	2,191	(6,346)	(7,682)	4,705
Corporate and Other	(14,039)	(6,073)	(51,318)	(30,980)
Total operating income (loss)	$6,531	$(544)	$(6,999)	$26,825
Depreciation and amortization
Celebrity Brands	$409	$882	$1,366	$2,615
Women's Active Lifestyle Group	330	208	840	528
Men's Active Lifestyle Group	912	218	1,440	567
Corporate and Other	2,626	2,428	7,179	6,743
Total depreciation and amortization	$4,277	$3,736	$10,825	$10,453
Impairment of goodwill and intangible assets
Men's Active Lifestyle Group	$—	$9,238	$17,403	$9,238
Corporate and Other	—	—	1,055	—
Total impairment of goodwill and intangible assets	$—	$9,238	$18,458	$9,238
Amortization of deferred rack costs
Celebrity Brands	$1,337	$1,320	$3,923	$4,486
Women's Active Lifestyle Group	101	79	280	229
Men's Active Lifestyle Group	18	17	46	40
Total amortization of deferred rack costs	$1,456	$1,416	$4,249	$4,755

Total Assets	December 31, 2014	March 31, 2014
Celebrity Brands	$326,707	$339,617
Women's Active Lifestyle Group	68,754	70,828
Men's Active Lifestyle Group	87,032	105,994
Corporate and Other (1)	46,878	56,201
Total assets	$529,371	$572,640

(1) Amounts are primarily comprised of inventories, prepaid expenses, property and equipment, deferred debt costs and certain other assets.

Geographic Data

The Company operates principally in two geographic areas, the United States of America and Europe (primarily the United Kingdom). There were no significant transfers between geographic areas during the three and nine months ended December 31, 2014 and 2013. The following tables present revenue by geographic area for the three and nine months ended December 31, 2014 and 2013 and the assets employed as of December 31, 2014 and March 31, 2014 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Operating revenues:
United States of America	$68,238	$71,807	$214,886	$246,568
Europe	2,447	2,841	8,240	9,076
Total operating revenues	$70,685	$74,648	$223,126	$255,644

	December 31, 2014	March 31, 2014
Assets:
United States of America	$520,728	$564,214
Europe	8,643	8,426
Total assets	$529,371	$572,640

Note 13 - Capital Structure

As discussed in Note 1, "Nature of the Business," in August 2014, pursuant to the Merger Agreement, certain Investors of the Company acquired 100% of the issued and outstanding shares of common stock of the Company through the Merger, with the Company surviving the Merger.

Prior to the Merger, the Company had authorized 15,000,000 shares of stock, comprised of 1,000,000 shares of $0.0001 par value preferred stock and 14,000,000 shares of 0.0001 par value common stock. The Board of Directors could determine the rights, preferences and limitations of the preferred stock when issued. Prior to the Merger, there were no shares of preferred stock issued or outstanding, 10,000,000 shares of common stock were issued and outstanding and 1,172,150 shares of restricted common stock were issued and outstanding. See Stock Based Compensation below for a further description of the Equity Incentive Plan regarding the shares of restricted common stock.

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

Subsequent to the Merger, the Company had authorized 68,000,000 shares of stock, comprised of 1,000,000 shares of $0.0001 preferred stock and 67,000,000 shares of $0.0001 par value common stock. In November 2014, the Company amended the certificate of incorporation of AMI to, among other things, amend the authorized shares of stock. As a result, the Company has authorized 100 shares of $0.0001 par value common stock. At December 31, 2014, there were 100 shares of common stock issued and outstanding.

As discussed in Note 6, "Senior Secured Notes," in September 2014, pursuant to the Debt for Equity Exchange Agreement with the Parent and the Investors, the Investors exchanged approximately $121.1 million aggregate principal amount of Senior Secured Notes, plus accrued and unpaid interest of approximately $2.9 million, for additional equity interests in the Parent.

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

Immediately prior to the Merger, there were 1,172,150 shares of restricted common stock issued and outstanding. In August 2014, as a result of the Merger, a change of control occurred, which is defined as a Liquidity Event. As a result and in accordance with FASB ASC 718, Compensation - Stock Compensation, the Company recognized stock based compensation expense of approximately $210,000.

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$92	$2,986	$—	$3,078
Trade receivables, net	—	32,843	1,620	—	34,463
Inventories	—	1,789	306	—	2,095
Prepaid expenses and other current assets	—	23,178	487	(6,096)	17,569
Total current assets	—	57,902	5,399	(6,096)	57,205
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,801	—	—	3,801
Furniture, fixtures and equipment	—	44,631	825	—	45,456
Less – accumulated depreciation	—	(28,579)	(685)	—	(29,264)
Total property and equipment, net	—	19,853	140	—	19,993
OTHER ASSETS:
Deferred debt costs, net	5,581	—	—	—	5,581
Deferred rack costs, net	—	4,278	—	—	4,278
Investments in affiliates	553,312	992	—	(553,576)	728
Other long-term assets	—	3,688	—	—	3,688
Total other assets	558,893	8,958	—	(553,576)	14,275
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	173,498	4,510	—	178,008
Other identified intangibles, net	—	253,890	6,000	—	259,890
Total goodwill and other identified intangible assets	—	427,388	10,510	—	437,898
TOTAL ASSETS	$558,893	$514,101	$16,049	$(559,672)	$529,371

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$12,743	$280	$—	$13,023
Accrued expenses and other liabilities	—	65,512	6,133	(36,258)	35,387
Accrued interest	2,011	5	—	—	2,016
Deferred revenues	—	36,937	387	—	37,324
Total current liabilities	2,011	115,197	6,800	(36,258)	87,750
NON-CURRENT LIABILITIES:
Senior secured notes	359,873	—	—	—	359,873
Revolving credit facility	27,600	—	—	—	27,600
Other non-current liabilities	—	7,087	—	—	7,087
Deferred income taxes	—	55,714	26	30,162	85,902
Due (from) to affiliates	211,250	(215,408)	4,158	—	—
Total liabilities	600,734	(37,410)	10,984	(6,096)	568,212
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(41,841)	551,511	2,065	(553,576)	(41,841)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$558,893	$514,101	$16,049	$(559,672)	$529,371

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$420	$2,615	$—	$3,035
Trade receivables, net	—	42,724	1,912	—	44,636
Inventories	—	10,307	603	—	10,910
Prepaid expenses and other current assets	—	21,634	493	(5,487)	16,640
Total current assets	—	75,085	5,623	(5,487)	75,221
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,798	—	—	3,798
Furniture, fixtures and equipment	—	39,482	822	—	40,304
Less – accumulated depreciation	—	(22,461)	(667)	—	(23,128)
Total property and equipment, net	—	20,819	155	—	20,974
OTHER ASSETS:
Deferred debt costs, net	8,125	—	—	—	8,125
Deferred rack costs, net	—	5,073	—	—	5,073
Other long-term assets	—	3,841	—	—	3,841
Investments in affiliates	546,696	2,248	—	(546,085)	2,859
Total other assets	554,821	11,162	—	(546,085)	19,898
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	182,388	4,510	—	186,898
Other identified intangibles, net	—	263,649	6,000	—	269,649
Total goodwill and other identified intangible assets	—	446,037	10,510	—	456,547
TOTAL ASSETS	$554,821	$553,103	$16,288	$(551,572)	$572,640

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$19,589	$526	$—	$20,115
Accrued expenses and other liabilities	—	25,177	5,863	(3,239)	27,801
Accrued interest	15,897	—	—	—	15,897
Deferred revenues	—	31,754	1,564	—	33,318
Total current liabilities	15,897	76,520	7,953	(3,239)	97,131
NON-CURRENT LIABILITIES:
Senior secured notes	469,477	—	—	—	469,477
Revolving credit facility	29,000	—	—	—	29,000
Other non-current liabilities	—	7,172	—	—	7,172
Deferred income taxes	—	101,036	45	(2,248)	98,833
Due (from) to affiliates	172,420	(176,552)	4,132	—	—
Total liabilities	686,794	8,176	12,130	(5,487)	701,613
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(131,973)	544,927	1,158	(546,085)	(131,973)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$554,821	$553,103	$16,288	$(551,572)	$572,640

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$44,658	$883	$—	$45,541
Advertising	—	23,263	1,370	—	24,633
Other	—	386	125	—	511
Total operating revenues	—	68,307	2,378	—	70,685
OPERATING EXPENSES:
Editorial	—	7,642	308	—	7,950
Production	—	16,532	656	—	17,188
Distribution, circulation and other cost of sales	—	11,400	439	—	11,839
Selling, general and administrative	—	22,324	576	—	22,900
Depreciation and amortization	—	4,254	23	—	4,277
Total operating expenses	—	62,152	2,002	—	64,154
OPERATING INCOME	—	6,155	376	—	6,531
OTHER INCOME (EXPENSES):
Interest expense	(11,463)	(3)	(2)	—	(11,468)
Amortization of deferred debt costs	(487)	—	—	—	(487)
Other income (expense)	—	3,479	—	—	3,479
Total other expenses, net	(11,950)	3,476	(2)	—	(8,476)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(11,950)	9,631	374	—	(1,945)
PROVISION (BENEFIT) FOR INCOME TAXES	—	(11,984)	86	—	(11,898)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	21,910	250	—	(22,160)	—
NET INCOME	9,960	21,865	288	(22,160)	9,953
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	7	—	7
NET INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$9,960	$21,865	$295	$(22,160)	$9,960
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET INCOME	$9,960	$21,865	$288	$(22,160)	$9,953
Foreign currency translation adjustment	—	—	(63)	—	(63)
Comprehensive income	9,960	21,865	225	(22,160)	9,890
Less: comprehensive loss attributable to noncontrolling interests	—	—	7	—	7
COMPREHENSIVE INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$9,960	$21,865	$232	$(22,160)	$9,897

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$128,311	$3,618	$—	$131,929
Advertising	—	76,024	4,283	—	80,307
Other	—	3,786	7,104	—	10,890
Total operating revenues	—	208,121	15,005	—	223,126
OPERATING EXPENSES:
Editorial	—	25,212	1,240	—	26,452
Production	—	54,266	6,006	—	60,272
Distribution, circulation and other cost of sales	—	35,739	1,707	—	37,446
Selling, general and administrative	—	74,522	2,150	—	76,672
Depreciation and amortization	—	10,758	67	—	10,825
Impairment of goodwill and intangible assets	—	18,458	—	—	18,458
Total operating expenses	—	218,955	11,170	—	230,125
OPERATING INCOME (LOSS)	—	(10,834)	3,835	—	(6,999)
OTHER INCOME (EXPENSES):
Interest expense	(39,203)	(30)	(33)	—	(39,266)
Amortization of deferred debt costs	(2,544)	—	—	—	(2,544)
Other income	—	3,778	—	—	3,778
Total other (expenses) income, net	(41,747)	3,748	(33)	—	(38,032)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(41,747)	(7,086)	3,802	—	(45,031)
PROVISION (BENEFIT) FOR INCOME TAXES	—	(14,475)	306	—	(14,169)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	9,677	985	—	(10,662)	—
NET (LOSS) INCOME	(32,070)	8,374	3,496	(10,662)	(30,862)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,208)	—	(1,208)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$(32,070)	$8,374	$2,288	$(10,662)	$(32,070)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(32,070)	$8,374	$3,496	$(10,662)	$(30,862)
Foreign currency translation adjustment	—	—	(111)	—	(111)
Comprehensive (loss) income	(32,070)	8,374	3,385	(10,662)	(30,973)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(1,208)	—	(1,208)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(32,070)	$8,374	$2,177	$(10,662)	$(32,181)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$43,342	$1,261	$—	$44,603
Advertising	—	21,327	1,442	—	22,769
Other	—	7,015	261	—	7,276
Total operating revenues	—	71,684	2,964	—	74,648
OPERATING EXPENSES:
Editorial	—	9,629	350	—	9,979
Production	—	19,971	918	—	20,889
Distribution, circulation and other cost of sales	—	11,673	657	—	12,330
Selling, general and administrative	—	18,345	675	—	19,020
Depreciation and amortization	—	3,716	20	—	3,736
Impairment of goodwill and intangible assets	—	9,238	—	—	9,238
Total operating expenses	—	72,572	2,620	—	75,192
OPERATING INCOME	—	(888)	344	—	(544)
OTHER EXPENSES:
Interest expense	(14,087)	(12)	—	—	(14,099)
Amortization of deferred debt costs	(414)	—	—	—	(414)
Other expenses, net	—	63	—	—	63
Total other expense, net	(14,501)	51	—	—	(14,450)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(14,501)	(837)	344	—	(14,994)
(BENEFIT) PROVISION FOR INCOME TAXES	33,200	2,107	103	—	35,410
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(2,680)	291	—	2,389	—
NET (LOSS) INCOME	(50,381)	(2,653)	241	2,389	(50,404)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	23	—	23
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(50,381)	$(2,653)	$264	$2,389	$(50,381)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(50,381)	$(2,653)	$241	$2,389	$(50,404)
Foreign currency translation adjustment	—	—	71	—	71
Comprehensive (loss) income	(50,381)	(2,653)	312	2,389	(50,333)
Less: comprehensive income attributable to noncontrolling interests	—	—	23	—	23
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(50,381)	$(2,653)	$335	$2,389	$(50,310)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$143,794	$3,688	$—	$147,482
Advertising	—	79,734	4,492	—	84,226
Other	—	18,000	5,936	—	23,936
Total operating revenues	—	241,528	14,116	—	255,644
OPERATING EXPENSES:
Editorial	—	28,038	1,025	—	29,063
Production	—	64,638	5,089	—	69,727
Distribution, circulation and other cost of sales	—	43,134	1,913	—	45,047
Selling, general and administrative	—	62,942	2,349	—	65,291
Depreciation and amortization	—	10,393	60	—	10,453
Impairment of goodwill and intangible assets	—	9,238	—	—	9,238
Total operating expenses	—	218,383	10,436	—	228,819
OPERATING INCOME	—	23,145	3,680	—	26,825
OTHER EXPENSES:
Interest expense	(43,867)	29	—	—	(43,838)
Amortization of deferred debt costs	(1,202)	—	—	—	(1,202)
Other expenses, net	—	(188)	—	—	(188)
Total other expense, net	(45,069)	(159)	—	—	(45,228)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(45,069)	22,986	3,680	—	(18,403)
(BENEFIT) PROVISION FOR INCOME TAXES	22,473	10,094	387	—	32,954
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	15,132	1,191	—	(16,323)	—
NET (LOSS) INCOME	(52,410)	14,083	3,293	(16,323)	(51,357)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,053)	—	(1,053)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(52,410)	$14,083	$2,240	$(16,323)	$(52,410)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(52,410)	$14,083	$3,293	$(16,323)	$(51,357)
Foreign currency translation adjustment	—	—	202	—	202
Comprehensive (loss) income	(52,410)	14,083	3,495	(16,323)	(51,155)
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,053)	—	(1,053)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(52,410)	$14,083	$2,442	$(16,323)	$(52,208)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(40,216)	$42,353	$1,573	$—	$3,710
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(6,659)	—	—	(6,659)
Purchase of intangible assets	—	(2,520)	—	—	(2,520)
Proceeds from sale of assets	—	3,009	—	—	3,009
Distributions from affiliates	—	2,570	—	—	2,570
Net cash used in investing activities	—	(3,600)	—	—	(3,600)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	57,800	—	—	—	57,800
Repayment to revolving credit facility	(59,200)	—	—	—	(59,200)
Proceeds from issuance of senior secured notes	12,500	—	—	—	12,500
Senior secured notes repurchases	(5,975)	—	—	—	(5,975)
Capital contribution	573	—	—	—	573
Costs incurred in restructuring	(4,315)	—		—	(4,315)
Payments to noncontrolling interest holders of Olympia	—	—	(1,202)	—	(1,202)
Due to (from) affiliates	38,833	(38,833)	—	—	—
Net cash provided by (used in) financing activities	40,216	(38,833)	(1,202)	—	181
Effect of exchange rate changes on cash	—	(248)	—	—	(248)
Net increase in cash and cash equivalents	—	(328)	371	—	43
Cash and cash equivalents, beginning of period	—	420	2,615	—	3,035
Cash and cash equivalents, end of period	$—	$92	$2,986	$—	$3,078

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(52,467)	$51,227	$2,142	$(476)	$426
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(6,521)	—	—	(6,521)
Purchase of intangible assets	—	(4,654)	—	—	(4,654)
Proceeds from sale of assets	—	120	—	—	120
Investments in affiliates	—	(2,536)	—	—	(2,536)
Other	—	—	(300)	—	(300)
Net cash used in investing activities	—	(13,591)	(300)	—	(13,891)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	79,600	—	—	—	79,600
Repayments to revolving credit facility	(60,600)	—	—	—	(60,600)
Payments to noncontrolling interest holder of Olympia	—	—	(1,004)	—	(1,004)
Payments for redemption of Odyssey preferred stock	(3,002)	—	—	—	(3,002)
Due to (from) affiliates	36,469	(36,469)	—	—	—
Dividends paid to parent	—	—	(476)	476	—
Net cash provided by (used in) financing activities	52,467	(36,469)	(1,480)	476	14,994
Effect of exchange rate changes on cash	—	302	—	—	302
Net (decrease) increase in cash and cash equivalents	—	1,469	362	—	1,831
Cash and cash equivalents, beginning of period	—	683	1,692	—	2,375
Cash and cash equivalents, end of period	$—	$2,152	$2,054	$—	$4,206

Note 15 - Subsequent Events

As discussed in Note 5, "Revolving Credit Facility," subsequent to December 31, 2014, the Company received a waiver under the 2010 Revolving Credit Facility to provide additional time to file this Quarterly Report with the SEC and to make it available to the 2010 Revolving Credit Facility lenders. In addition, in February 2015, the terms of the 2010 Revolving Credit Facility were amended to, among other things, extend the maturity date to December 2016, reduce the borrowing capacity from $40.0 million to $35.0 million and amend the first lien leverage ratio and certain other covenants and provisions.

As discussed in Note 6, "Senior Secured Notes," subsequent to December 31, 2014, the Company exchanged approximately $32.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, for approximately $39.0 million aggregate principal amount of New Second Lien Notes, which bear interest at a rate of 7.0% per annum and mature in July 2020, pursuant to the New Second Lien Notes Exchange Agreement. In addition, subsequent to December 31, 2014, the Company repurchased approximately $48.5 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, in the open market. After giving effect to these transactions, approximately $318.4 million aggregate principal amount of Senior Secured Notes remain outstanding.

In January 2015, the Company and its wholly-owned subsidiary Weider Publications, LLC entered into an asset purchase agreement (the "Purchase Agreement") with Meredith Corporation ("Meredith"). The Purchase Agreement provides for the sale of the Company's Shape, Fit Pregnancy and Natural Health brands and magazines, which comprised its Women's Active Lifestyle segment (the "Business"). The Company received the initial cash consideration of $60 million on January 30, 2015 when the transaction closed. The Company is further entitled to additional consideration (the "Additional Consideration"), in the form of a one-time payment, following the completion of Meredith's 2018 fiscal year on June 30, 2018. The Additional Consideration will be based upon 40% of the adjusted operating profit of the combination of the Company's Shape brand and Meredith's Fitness brand, up to $60 million.

Pursuant to the Purchase Agreement, the Company will continue to publish the Shape, Fit Pregnancy and Natural Health magazines with on-sale dates through March 31, 2015, after which Meredith will assume publishing responsibilities for such titles. Effective as of the closing, Meredith assumed control over the digital assets used with Shape, Fit Pregnancy and Natural Health. The Company will have no significant continuing involvement in the operations of these publications subsequent to March 31, 2015. The assets and liabilities associated with this segment did not meet the criteria for presentation as assets and liabilities held for sale as of December 2014.

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

EXECUTIVE SUMMARY

We are the largest publisher of celebrity and health and active lifestyle magazines in the United States and operate a diversified portfolio of 13 publications that have a combined monthly print and digital audience of more than 52 million readers and monthly on-line audience of approximately 52 million readers. Our celebrity titles together are number one in market share in newsstand circulation in the celebrity category and, on-line, are the fastest growing brands in the category. Our health and active lifestyle titles together have the highest market share of national magazine advertising pages in their competitive set in the United States. Total circulation of our print publications with a frequency of six or more times per year were approximately 6.0 million copies per issue during the nine months ended December 31, 2014.

Our well-known publications span three primary operating segments: Celebrity, Women's Active Lifestyle and Men's Active Lifestyle. Within our Celebrity segment, our portfolio of brands includes: National Enquirer, Star, OK!, Globe, National Examiner and Soap Opera Digest. Within our Women's Active Lifestyle segment, our portfolio of brands includes: Shape, Fit Pregnancy and Natural Health. Within our Men's Active Lifestyle segment, our portfolio of brands include: Men's Fitness, Muscle & Fitness, Muscle & Fitness Hers and Flex. In January 2015, we sold our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment. See "Current Developments and Management Action Plans - Current Developments - Dispositions" below.

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

Our brands go beyond the printed page. We engage an audience of more than 103 million men and women every month through not only books and magazines, but also social media, television, and on all digital platforms, from phones and tablets to laptops and desktops. We are embarking on a transformation from a leading media company to a lifestyle brands Company that informs and entertains.

Our largest revenue stream comes from single copy newsstand sales. Our print circulation revenue was 59% of our operating revenues for the nine months ended December 31, 2014, of which 77% was generated by single copy sales and the remaining 23% was generated by subscriptions. Single copy newsstand units are sold through national distributors, wholesalers and retailers, and subscription copies are mailed to subscribers and sold as digital copies. As of December 31, 2014, our digital subscriptions represented 19% of our 4.3 million paid subscriptions, the highest percentage among our competitive set. Our digital subscription revenue represented 1% of our total operating revenues for the nine months ended December 31, 2014.

Our second largest revenue stream comes from multi-platform advertising. Our print advertising revenue, generated primarily by national advertisers, represented 30% of our total operating revenues and our digital advertising revenue represented 16% of our total advertising revenue for the nine months ended December 31, 2014. Our digital advertising revenue represented 6% of our total operating revenues for the nine months ended December 31, 2014. Advertising revenue is typically highest in the fourth quarter of our fiscal year due to seasonality.

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

Paper is the principal raw material utilized in our publications. We have a long-term paper supply and purchasing agreement with the largest paper supply broker in the United States who manages all aspects of our raw material paper inventory. The price of paper is driven by market conditions and therefore difficult to predict. Changes in paper prices could significantly affect our business. We believe adequate supplies of paper are available to fulfill our planned, as well as future, publishing requirements. We have long-term printing contracts with three major third-party printing companies. Our production expenses, including paper and printing costs, accounted for approximately 26% and 30% of our operating expenses for the nine months ended December 31, 2014 and 2013, respectively.

Sales and marketing of our magazines to retailers is handled by third-party wholesalers through multi-year arrangements. During the nine months ended December 31, 2014, approximately 56% of our circulation revenue was derived from two of these third-party wholesalers. Billing, collection and distribution services for retail sales of our magazines are handled by a national distributor. In May 2014, our former second-largest wholesaler notified AMI that it was ceasing all distribution operations immediately and filed for bankruptcy in June 2014. For information regarding the future impact on the Company, see "Current Developments and Management Action Plans - Current Developments - Other Developments" below.

Our fiscal year ends on March 31, 2015 and may be referred to herein as fiscal 2015.

CURRENT DEVELOPMENTS AND MANAGEMENT ACTION PLANS

Current Developments

Debt Reduction Initiatives

During the third quarter of fiscal 2015, AMI repurchased approximately $5.6 million in aggregate principal amount of senior secured notes plus accrued and unpaid interest from certain investors of AMI (the "Investors") in the open market.

In January 2015, AMI exchanged approximately $32.0 million in aggregate principal amount of senior secured notes, plus accrued and unpaid interest held by the Investors, for approximately $39.0 million aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 7.0% per annum and mature in July 2020, pursuant to an exchange agreement.

In February 2015, AMI repurchased approximately $48.5 million in aggregate principal amount of senior secured notes, at a price equal to 103.6% of the aggregate principal amount thereof, plus accrued and unpaid interest from the Investors, in the open market. Additionally, in February 2015, AMI amended and restated the revolving credit facility to, among other things, extend the maturity date from December 2015 to December 2016, reduce the borrowing capacity from $40.0 million to $35.0 million and amend certain covenants and other provisions.

In February 2015, AMI received a waiver under the revolving credit facility to provide additional time to file this Quarterly Report with the SEC and to make it available to the revolving credit facility lenders. In addition, in February 2015, the Company amended and restated the revolving credit facility to, among other things, extend the maturity date to December 2016, reduce the borrowing capacity from $40.0 million to $35.0 million and amend the first lien leverage ratio and certain other covenants and provisions.

See "Other Developments - The Merger and Related Transactions" within this section "Current Developments and Management Action Plans" for additional information regarding certain investors of AMI. See "Liquidity and Capital Resources - Revolving Credit Facility and Senior Secured Notes" within this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a further discussion regarding our debt agreements.

Dispositions

In November 2014, AMI sold its Country Weekly publication for approximately $3 million in cash and entered into a long-term publishing services agreement. The operating results of Country Weekly were insignificant to the Company's unaudited condensed consolidated financial statements for the nine months ended December 31, 2014 and 2013.

In January 2015, AMI and its wholly-owned subsidiary Weider Publications, LLC entered into an asset purchase agreement (the "Purchase Agreement") with Meredith Corporation ("Meredith"). The Purchase Agreement provides for the sale of AMI's Shape, Fit Pregnancy and Natural Health brands and magazines, which comprised its Women's Active Lifestyle segment (the "Business"). We received the initial cash consideration of $60 million in January 2015 when the transaction closed. AMI is further entitled to additional consideration (the "Additional Consideration"), in the form of a one-time payment, following the completion of Meredith's 2018 fiscal year on June 30, 2018. The Additional Consideration will be based upon 40% of the adjusted operating profit of the combination of AMI's Shape brand and Meredith's Fitness brand, up to $60 million.

Pursuant to the Purchase Agreement, AMI will continue to publish the Shape, Fit Pregnancy and Natural Health magazines with on-sale dates through March 31, 2015, after which Meredith will assume publishing responsibilities for such titles. Effective as of the closing, Meredith assumed control over the digital assets used with Shape, Fit Pregnancy and Natural Health. AMI will have no significant continuing involvement in the operations of these publications subsequent to March 31, 2015.

Digital Initiatives

Our fully integrated print and digital sales team is comprised of more than 90 sales executives, with a dozen digital brand champion sales staff across all the websites. We believe our structure is highly effective to respond to our advertisers' requests for integrated marketing solutions for combined print and digital, as well as digital-only programs. During the nine months ended December 31, 2014, our digital advertising revenue increased 50%, compared to the nine months ended December 31, 2013.

We have launched digital editions for all our brands on the following platforms: Apple, Google newsstands, Zinio, Amazon Kindle, and Barnes & Noble's Nook. We are also launching single-subject, single-sponsored "digi-mags" for both Apple and Android operating systems, and we have syndicated Shape content on Yahoo! Shine, AOL, Huffington Post, StyleList and Kitchen Daily.

Print Initiatives

The relaunch of Men's Fitness continues to attract new luxury goods advertisers. During the nine months ended December 31, 2014, total advertising revenues increased 29% for Men's Fitness as compared to the prior period. From January 1, 2014 through December 31, 2014, there were over 100 new lifestyle advertisers, such as Grey Goose, HBO, Garnier, Mazda, SmartWater, New Balance, Dick's Sporting Goods and DSW, which had not previously invested in Men's Fitness.

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

From January 1, 2014 to December 31, 2014, there were 129 new advertisers in Shape, such as Mercedes Benz, Unilever, Cadillac and Microsoft. Shape continues to be the category leader in print ad pages with a 33% share of market within its competitive set against Self, Fitness and Women's Health. In addition, Shape.com, is ranked number one in page views per visitor against this competitive set.

Branded Products

In December 2014, we entered into a multi-year e-commerce partnership with GNC Holdings, Inc., across our health and fitness websites. The "Shop GNC" stores offer a selection of GNC products curated by the editors of our health and fitness publications at the brands in addition to access to the full GNC.com assortment of products. This is the first partnership of its kind for GNC's e-commerce business with a global media and content partner such as AMI.

In December 2014, the film "Enquiring Minds, The Untold Story of the Man Behind the National Enquirer," which was produced in conjunction with Steeplechase Films, became available for download in the Apple iTunes store, as well as available for purchase and rental.

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

Subject to the terms of our agreement with the Distributor, our exposure for bad debt related to the Wholesaler is currently expected to be approximately $5.0 million to $7.0 million, of which $4.9 million is included in our operating expenses during the nine months ended December 31, 2014. The total provision for bad debt related to the Wholesaler is $6.8 million at December 31, 2014.

Our Distributor is working with the two remaining wholesalers and retailers to transition the newsstand circulation to them. We estimate that it will take until mid-summer 2015 for the transition to be completed. Our single copy newsstand sales could be reduced by approximately $10.0 million to $20.0 million during this transition period, depending on the length of time required to complete the transition to the remaining two wholesalers. In addition, after completing the transition, our revenues could be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing our publications at the same rate or quantities previously purchased.

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

During fiscal 2015, we developed and implemented management action plans that we expect will result in $6.1 million of cost savings in fiscal 2015 and $5.7 million of cost savings in fiscal 2016 (the "2015 and 2016 Management Action Plans"). These expense improvements were primarily from outsourcing technology and operating functions, digital content re-negotiations and editorial expense reductions. We will realize the benefits from the 2015 and 2016 Management Action Plans in fiscal 2015, fiscal 2016 and beyond.

Reference to Management Action Plans refers to the 2014 Management Action Plans and the 2015 and 2016 Management Action Plans.

RESULTS OF OPERATIONS

The following table summarizes our operating results on a consolidated basis and has been derived from the accompanying financial statements for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,			Nine Months Ended December 31,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Operating revenues:
Circulation	$45,541	$44,603	2%	$131,929	$147,482	(11)%
Advertising	24,633	22,769	8%	80,307	84,226	(5)%
Other	511	7,276	(93)%	10,890	23,936	(55)%
Total operating revenues	70,685	74,648	(5)%	223,126	255,644	(13)%
Operating expenses	64,154	75,192	(15)%	230,125	228,819	1%
Operating income (loss)	6,531	(544)	*	(6,999)	26,825	*
Other expense, net	(8,476)	(14,450)	(41)%	(38,032)	(45,228)	(16)%
Loss before income taxes	(1,945)	(14,994)	(87)%	(45,031)	(18,403)	*
Income tax (benefit) provision	(11,898)	35,410	*	(14,169)	32,954	*
Net income (loss)	9,953	(50,404)	*	(30,862)	(51,357)	(40)%
Less: net (income) loss attributable to the noncontrolling interests	7	23	(70)%	(1,208)	(1,053)	15%
Net income (loss) attributable to American Media, Inc. and subsidiaries	$9,960	$(50,381)	*	$(32,070)	$(52,410)	(39)%

* Represents an increase or decrease in excess of 100%.

Operating Revenues

Total operating revenues decreased 5% and 13%, respectively, during the three and nine months ended December 31, 2014 compared to the prior period primarily due to the industry-wide disruption in our wholesaler distribution channel and the decline in consumer advertising.

During the three months ended December 31, 2014, total operating revenues decreased $4.0 million primarily due to the $6.8 million decline in other revenue, partially offset by the increase in circulation revenue ($0.9 million) and advertising revenue ($1.9 million). Other revenue declined primarily due to the unfavorable timing of the custom video projects for Microsoft. Circulation revenue increased due to cover price increases, partially offset by the distribution disruption in our wholesaler channels. Advertising revenue increased due to the improvement in digital advertising.

For the nine months ended December 31, 2014, total operating revenues decreased $32.5 million primarily due to lower circulation revenue ($15.6 million) due to the distribution disruption mentioned above and lower print advertising revenue ($8.1 million), partially offset by higher digital advertising ($4.2 million). Other revenue declined $13.0 million. Circulation revenue has declined due to the industry-wide disruption in our wholesaler channel due to the shutdown and bankruptcy of one of our major wholesalers coupled with the reduction of the celebrity magazine market. Print advertising revenue was negatively impacted by the decline in consumer advertising coupled with the shift in dollars from print to digital as evidenced by our lift in digital advertising. Other revenue declined primarily due to the divestiture of our distribution and merchandising businesses (DSI) in September 2013 coupled with an unfavorable timing of the custom video projects for Microsoft, partially offset by the Mr. Olympia event.

The following table summarizes our operating revenues, by type, as a percentage of total operating revenues:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Circulation	64%	60%	59%	58%
Advertising	35%	31%	36%	33%
Other	1%	9%	5%	9%
Total	100%	100%	100%	100%

Circulation Revenue

Our circulation revenue is comprised of the following components:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Single Copy	79%	77%	77%	78%
Subscription	21%	23%	23%	22%
Total	100%	100%	100%	100%

Digital subscription revenue represented 1% of our circulation revenue and 1% of our total operating revenues for the three and nine months ended December 31, 2014. For the three and nine months ended December 31, 2013, digital subscription revenue represented 2% of our circulation revenue and 1% of our total operating revenues.

Circulation revenue increased $0.9 million and declined $15.6 million during the three and nine months ended December 31, 2014, compared to the prior period. The increase during the three months ended December 31, 2014 was primarily due to cover price increases, partially offset by the continued impact of the industry-wide disruption in our wholesaler channel due to the shutdown and bankruptcy of one of our major wholesalers. The decline during the nine months ended December 31, 2014 was primarily due to the industry-wide disruption in our wholesaler channel due to the shutdown and bankruptcy of one of our major wholesalers coupled with the reduction of the celebrity magazine market and the continued softness in the U.S. economy.

Advertising Revenue

Our advertising revenue is generated from the following components:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Print	79%	87%	84%	90%
Digital	21%	13%	16%	10%
Total	100%	100%	100%	100%

Print advertising revenue declined $0.3 million and $8.1 million during the three and nine months ended December 31, 2014 compared to the prior year period. This was due to the 11% decline in the consumer advertising market coupled with the shift in advertising dollars from print to digital. Digital advertising increased by $2.2 million and $4.2 million during the three and nine months ended December 31, 2014, respectively, compared to the prior year periods

Other Revenue

Other revenue represented 1% and 5% of our operating revenues during the three and nine months ended December 31, 2014 and 9% of our total operating revenues during the comparable prior year periods.

During the three months ended December 31, 2014, other revenue decreased $6.8 million due to the unfavorable timing of certain non-recurring revenue streams. During the nine months ended December 31, 2014, other revenue decreased $13.0 million due to the divestiture of our distribution and merchandising businesses (DSI) in September 2013 ($5.2 million) coupled with an unfavorable timing of certain non-recurring revenue streams ($7.1 million), partially offset by the Mr. Olympia event ($1.3 million).

Operating Expenses

Operating expenses during the three and nine months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Operating expenses:
Editorial	$7,950	$9,979	(20)%	$26,452	$29,063	(9)%
Production	17,188	20,889	(18)%	60,272	69,727	(14)%
Distribution, circulation and other cost of sales	11,839	12,330	(4)%	37,446	45,047	(17)%
Total production related costs	36,977	43,198	(14)%	124,170	143,837	(14)%
Selling, general and administrative	22,900	19,020	20%	76,672	65,291	17%
Depreciation and amortization	4,277	3,736	14%	10,825	10,453	4%
Impairment of goodwill and intangible assets	—	9,238	*	18,458	9,238	*
Total operating expenses	$64,154	$75,192	(15)%	$230,125	$228,819	1%

* Represents an increase or decrease in excess of 100%.

Total Production Related Costs

Total production related costs decreased $6.2 million and $19.7 million during the three and nine months ended December 31, 2014 as compared to the prior year periods primarily due to our Management Action Plans for book size and print orders of our magazines.

Selling, General and Administrative

Selling, general and administrative expenses increased $3.9 million during the three months ended December 31, 2014 primarily due to the timing of recovery of bad debts and gain from insurance settlements recognized in the prior comparable period ($2.2 million), coupled with an increase in outside services ($0.7 million) and transaction costs ($0.7 million) in the current period.

Selling, general and administrative expenses increased $11.4 million during the nine months ended December 31, 2014 primarily due to the Merger and related transactions ($3.2 million), bad debt expense due to the wholesaler bankruptcy ($6.0 million), outside services ($1.4 million) and the timing of gains from insurance settlements recognized in the prior comparable period ($1.4 million), partially offset by the divestiture of our distribution and merchandising business (DSI) in September 2013 ($2.0 million).

Depreciation and Amortization

Depreciation and amortization expenses increased $0.5 million and $0.4 million during the three and nine months ended December 31, 2014, as compared to the prior year periods primarily due to the reclassification of certain tradenames from indefinite lived to definitive lived effective October 1, 2014.

Impairment of goodwill and intangible assets

An interim impairment test of goodwill and other indefinite-lived intangible assets was performed as of September 30, 2014 and December 31, 2013, respectively, for certain reporting units. The interim testing resulted in the fair value of certain reporting units to be below the carrying value which was primarily due to the near-term advertising revenue shortfall coupled with the continued softness in the print publication industry overall, which resulted in lowered future cash flow projections. As a result, the Company recorded pre-tax non-cash impairment charges for goodwill and tradenames totaling $18.5 million during the three months ended September 30, 2014 and $9.2 million during the three months ended December 31, 2013.

Non-Operating Items

Interest Expense

Interest expense decreased $2.6 million and $4.6 million during the three and nine months ended December 31, 2014, as compared to the prior year periods. This was due to the exchange of second lien notes for second lien payment-in-kind notes in October 2013 and the debt for equity exchange of approximately $121.1 million in aggregate principal amount of certain senior secured notes in September 2014.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs increased $0.1 million and $1.3 million during the three and nine months ended December 31, 2014, as compared to the prior year periods. This was due to the acceleration of amortization associated with the debt for equity exchange of approximately $121.1 million in aggregate principal amount of certain senior secured notes in September 2014.

Other Income (Expenses), net

During the three and nine months ended December 31, 2014, other income increased $3.4 million and $4.0 million, respectively, as compared to the prior period primarily due to the approximately $3.4 million gain on the sale of our Country Weekly publication.

Income Taxes

We recorded an income tax benefit of $11.9 million and $14.2 million during the three and nine months ended December 31, 2014 primarily due to the release of a portion of the valuation allowance. This was a direct result of the reclassification of certain tradenames from indefinite lived to definitive lived effective October 1, 2014. For the three and nine months ended December 31, 2013, we recorded an income tax provision of $35.4 million and $33.0 million, respectively, primarily due to the valuation allowance recorded against the net deferred tax assets of AMI.

Net Loss Attributable to American Media, Inc.

The $10.0 million of net income attributable to American Media, Inc. for the three months ended December 31, 2014 represents a $60.3 million increase from the comparable prior year period. This increase is primarily attributable to the $47.3 million increase in income tax benefits, the $6.0 million decrease in other expenses and the $7.1 million increase in operating income.

The $32.1 million of net loss attributable to American Media, Inc. for the nine months ended December 31, 2014 represents a $20.3 million decrease from the comparable prior year period. This was primarily due to the $47.1 million increase in income tax benefits and the $7.2 million decrease in other expenses, partially offset by the $33.8 million decrease in operating income.

OPERATING SEGMENTS

Our operating segments consist of: Celebrity Brands, Women’s Active Lifestyle, Men’s Active Lifestyle and Corporate and Other. This reporting structure is organized according to the markets each segment serves and allows management to focus its efforts on providing the best content to a wide range of consumers. In November 2014, we sold our Country Weekly publication. In January 2015, we sold our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment. Our operating segments consist of the following brands in print and digital, as of December 31, 2014:

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

•
National Examiner, a weekly tabloid (currently only available in print format) consisting of celebrity and human interest stories, differentiating it from the other titles through its upbeat positioning as the source for gossip, contests, women’s service and good news for an older tabloid audience; and

•
Soap Opera Digest, a weekly magazine that provides behind-the-scenes scoop and breaking news to passionate soap opera fans every week; SoapOperaDigest.com is a companion site that mirrors the magazine's editorial point of view.

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

We use operating income (loss) as a primary basis for the chief operating decision maker to evaluate the performance of each of our operating segments. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. Our calculations of operating income (loss) herein may be different from the calculations used by other companies, therefore comparability may be limited. The accounting policies for the operating segments are the same as those applied in our consolidated financial statements included in Note 2, "Summary of Significant Accounting Policies" in the 2014 Form 10-K. The information in the following tables has been derived from the accompanying financial statements for the three and nine months ended December 31, 2014 and 2013.

The following table summarizes our total operating revenues by segment:

	Three Months Ended December 31,			Nine Months Ended December 31,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Segment operating revenues:
Celebrity Brands	$45,506	$45,990	(1)%	$135,116	$152,494	(11)%
Women's Active Lifestyle	10,540	9,936	6%	38,171	39,459	(3)%
Men's Active Lifestyle	12,325	13,267	(7)%	44,973	48,892	(8)%
Corporate and Other	2,314	5,455	(58)%	4,866	14,799	(67)%
Total operating revenues	$70,685	$74,648	(5)%	$223,126	$255,644	(13)%

Total operating revenues decreased $4.0 million and $32.5 million, respectively, during the three and nine months ended December 31, 2014 compared to the prior period. This was due to a 16% decline in the overall celebrity newsstand market, primarily due to the industry-wide disruption in our wholesaler distribution channel, coupled with the 11% decline in the consumer advertising market. This has been partially offset by the increase in digital advertising revenue of 72% ($2.2 million) and 50% ($4.2 million), respectively, during the three and nine months ended December 31, 2014 compared to the prior period.

Other revenue was impacted during the three and nine months ended December 31, 2014 by the unfavorable calendarization of the custom video projects for Microsoft ($3.0 million and $4.7 million, respectively). In addition, other revenue decreased during the nine months ended December 31, 2014 due to the divestiture of our distribution and merchandising services business (DSI) in September 2013 ($5.2 million) partially offset by the increase in the Mr. Olympia event ($1.3 million).

The following table summarizes the percentage of segment operating revenues:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Segment operating revenues:
Celebrity Brands	64%	62%	61%	60%
Women's Active Lifestyle	15%	13%	17%	15%
Men's Active Lifestyle	17%	18%	20%	19%
Corporate and Other	4%	7%	2%	6%
Total	100%	100%	100%	100%

The following table summarizes our segment operating income before impairment for goodwill and intangible assets:

	Three Months Ended December 31,			Nine Months Ended December 31,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Operating income (loss) before impairment:
Celebrity Brands	$18,275	$13,853	32%	$49,026	$51,966	(6)%
Women's Active Lifestyle	104	(1,978)	*	2,975	1,134	*
Men's Active Lifestyle	2,191	2,892	(24)%	9,721	13,943	(30)%
Corporate and Other	(14,039)	(6,073)	*	(50,263)	(30,980)	62%
Total operating income before impairment	6,531	8,694	(25)%	11,459	36,063	(68)%
Impairment of goodwill and intangible assets	—	9,238	*	18,458	9,238	*
Total operating income (loss)	$6,531	$(544)	*	$(6,999)	$26,825	*

* Represents an increase or decrease in excess of 100%.

Total operating income before impairment decreased $2.2 million and $24.6 million, respectively, during the three and nine months ended December 31, 2014, compared to the prior year periods primarily due to the lower operating revenues mentioned above. This was partially offset by lower operating costs of $1.8 million and $7.9 million, respectively, during the three and nine months ended December 31, 2014 due to our Management Action Plans for reduced book sizes and newsstand print orders for our magazines. In addition, operating expenses were lowered due to the divestiture of our distribution and merchandising businesses (DSI).

Celebrity Brands Segment

The Celebrity Brands segment represented 64% and 62% of our consolidated operating revenues for the three months ended December 31, 2014 and 2013, respectively, and represented 61% and 60% for the nine months ended December 31, 2014 and 2013, respectively.

Operating Revenues

Total operating revenues in the Celebrity Brands segment were $45.5 million for the three months ended December 31, 2014, representing a decrease of $0.5 million, or 1%, versus the prior year period. Advertising revenue increased $0.7 million due to the superior marketing programs partially offset by the $0.3 million decline in circulation revenue due to the distribution disruption.

For the nine months ended December 31, 2014, total operating revenues were $135.1 million, representing a decrease of $17.4 million, or 11%, versus the prior year period. Circulation revenue declined $15.2 million, or 12%, due to a reduction in the celebrity newsstand sales primarily due to the distribution disruption ($14.5 million) and reduced number of special publications ($0.7 million). Advertising revenue declined $1.3 million due to the softness in the consumer advertising market.

Operating Income

The Celebrity Brands segment operating income before impairment increased $4.4 million, or 32%, to $18.3 million during the three months ended December 31, 2014 primarily due to our Management Action Plans implemented during fiscal 2014 and 2015 which reduced costs by $8.3 million during the three months ended December 31, 2014, partially offset by the revenue decline mentioned above.

For the nine months ended December 31, 2014, operating income before impairment declined $2.9 million, or 6%, to $49.0 million as compared to the prior year period. This decline was caused by the revenue shortfalls mentioned above. Our Management Action Plans implemented during fiscal 2014 and 2015 reduced costs by $17.8 million during the nine months ended December 31, 2014.

Women’s Active Lifestyle Segment

The Women’s Active Lifestyle segment represented 15% and 13% of our consolidated operating revenues for the three months ended December 31, 2014 and 2013, respectively, and represented 17% and 15% of our consolidated operating revenues for the nine months ended December 31, 2014 and 2013, respectively.

Operating Revenues

Total operating revenues in the Women's Active Lifestyle segment were $10.5 million during the three months ended December 31, 2014, an increase of $0.6 million, or 6%, versus the prior year period. Print and digital advertising revenue increased $0.2 million and $0.6 million, respectively, due to the relaunch and reposition of the magazine and the related website, partially offset by a $0.2 million decline in circulation revenue due to the distribution disruptions.

Total operating revenues in the Women’s Active Lifestyle segment were $38.2 million during the nine months ended December 31, 2014, a decrease of $1.3 million, or 3%, versus the prior year period. This shortfall was primarily due to declines in circulation revenue ($1.7 million) and print advertising revenue ($0.7 million) for the reasons mentioned above, partially offset by higher digital advertising ($1.1 million) across all publications in this segment.

Operating Income

Operating income before impairment in the Women's Active Lifestyle segment increased $2.1 million during the three months ended December 31, 2014 as compared to the prior period. This increase was due to the revenue increase mentioned above coupled with our Management Action Plans implemented during fiscal 2014 and 2015 which reduced costs by $1.5 million during the current period.

Operating income before impairment in the Women’s Active Lifestyle segment increased during the nine months ended December 31, 2014 from the prior period to $3.0 million. This increase was due to the reasons mentioned above. Our Management Action Plans implemented during fiscal 2014 and 2015 reduced costs by $3.1 million during the nine months ended December 31, 2014.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment represented 17% and 18% of our consolidated operating revenues for the three months ended December 31, 2014 and 2013, respectively, and represented 20% and 19% of our consolidated operating revenues during the nine months ended December 31, 2014 and 2013, respectively.

Operating Revenues

Total operating revenues in the Men's Active Lifestyle segment were $12.3 million during the three months ended December 31, 2014, a decrease of $0.9 million, or 7%, from the prior year period. The decline in circulation revenue ($0.7 million) and print advertising ($1.4 million) was primarily due to one less issue of Muscle & Fitness and Flex published during the three months ended December 31, 2014. This negative variance was partially offset by higher digital advertising ($1.3 million).

Total operating revenues in the Men’s Active Lifestyle segment were $45.0 million during the nine months ended December 31, 2014, a decrease of $3.9 million, or 8%, from the prior year period. This decline in circulation revenue ($2.1 million) and print advertising ($5.7 million) was primarily due to two less issue of Muscle & Fitness and Flex published during the nine months ended December 31, 2014. This was partially offset by the higher digital advertising ($2.3 million) and increased revenues from the Mr. Olympia event ($1.3 million, or 26%). Print and digital advertising revenue increased $1.0 million and $1.5 million, respectively, for Men's Fitness which is directly attributable to the relaunch and reposition of the magazine and the related website. Print advertising revenue for the remaining publications in this segment decreased $6.7 million primarily due to one major advertiser who shifted their entire advertising budget ($4.0 million) from print to digital and social advertising platform purchases outside the Men's Active Lifestyle category. We believe a portion of this advertising business will return to print and digital in AMI in fiscal 2016.

Operating Income

Operating income before impairment in the Men’s Active Lifestyle segment declined during the three months ended December 31, 2014 from the prior year by $0.7 million to $2.2 million. During the nine months ended December 31, 2014 operating income before impairment in the Men’s Active Lifestyle segment decreased from the prior year by $4.2 million, or 30%, to $9.7 million. These declines are due to the reasons mentioned above.

Corporate and Other Segment

The Corporate and Other segment was 4% and 7% of our consolidated operating revenues for the three months ended December 31, 2014 and 2013, respectively, and represented 2% and 6% of our consolidated operating revenues for the nine months ended December 31, 2014 and 2013, respectively.

Operating Revenues

Total operating revenues in the Corporate and Other Segment were $2.3 million during the three months ended December 31, 2014, a decrease of $3.1 million, or 58%, from the prior period due to the unfavorable timing of the custom video projects for Microsoft ($3.0 million).

Total operating revenues in the Corporate and Other segment were $4.9 million during the nine months ended December 31, 2014, a decrease of $9.9 million, or 67%, from the prior period. This decline is attributable to the divestiture of our distribution and merchandising business in September 2013 ($5.2 million) and the timing of the custom video projects for Microsoft ($4.7 million).

Operating Loss

Total operating loss before impairment increased by $8.0 million to $14.0 million during the three months ended December 31, 2014, compared to the prior period. This increase was attributable to the $3.1 million decline in operating revenue discussed above coupled with a $4.7 million increase in operating expenses, primarily for the increase in bad debt expense of $0.8 million, coupled with an increase in outside services of $0.7 million and costs incurred for transactions of $1.1 million and the impact of the gain from insurance settlements of $1.4 million recognized in the prior comparable period.

Total operating loss before impairment increased by $19.3 million, or 62%, to $50.3 million during the nine months ended December 31, 2014, compared to the prior period. This increase was attributable to the $9.9 million decline in operating revenue coupled with a $15.2 million increase in operating expenses, primarily for the increase in bad debt expense related to the wholesaler shutdown of $6.0 million, coupled with an increase in legal and accounting fees of $1.5 million, outside services of $1.4 million and costs incurred for the Merger and other related transactions of $3.4 million. This was partially offset by the $6.2 million decrease in operating expenses related to the divestiture of our distribution and merchandising businesses.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our operations have historically generated positive net cash flow from operating activities. Our primary sources of liquidity are cash on hand, cash generated from operations, amounts available under our revolving credit facility (the "2010 Revolving Credit Facility") and cash interest savings from our recent debt reduction initiatives.

Our principal uses of cash that affect our liquidity include operational expenditures and debt service costs, including interest payments on and repurchases of our senior secured notes. In addition to the dispositions discussed elsewhere, we expect to continue to evaluate possible acquisitions and dispositions of certain businesses. These transactions, if consummated, could be material and may involve cash or the issuance of additional senior secured notes.

As of December 31, 2014, the Company had $3.1 million of cash, $8.0 million available pursuant to the 2010 Revolving Credit Facility and a working capital deficit of $30.5 million. As further discussed below, in February 2015, we received a waiver under the 2010 Revolving Credit Facility to provide additional time to file this Quarterly Report with the SEC and to make it available to the 2010 Revolving Credit Facility lenders. In addition, in February 2015, we amended and restated the 2010 Revolving Credit Facility (the "Amended and Restated Revolving Credit Facility") to, among other things, extend the maturity date to December 2016, reduce the borrowing capacity from $40.0 million to $35.0 million and amend the first lien leverage ratio and certain other covenants and provisions.

As of December 31, 2014, in addition to outstanding borrowings under the 2010 Revolving Credit Facility, there was $359.9 million principal amount of outstanding senior secured debt. As further discussed below, in January 2015, we exchanged approximately $32.0 million in aggregate principal amount of first lien senior secured notes held by the Investors for approximately $39.0 million aggregate principal amount of new second lien senior secured notes pursuant to an exchange agreement. In addition, as further described below, in February 2015, we repurchased approximately $48.5 million in aggregate principal amount of first lien senior secured notes from the Investors in the open market.

Currently, the outstanding indebtedness of senior secured notes is approximately $318.4 million. Over the next year, the cash interest payments due under these debt agreements are approximately $37.9 million and there are no scheduled principal payments due.

We expect that our current cash balances, cash generated from operating activities, availability under our Amended and Restated Revolving Credit Facility and the cash interest savings from the recent debt reduction initiatives, should be sufficient to meet working capital, capital expenditures, debt service, and other cash needs for the next year.

Our level of indebtedness could have important consequences for the business and operations. See Item 1A, "Risk Factors" included in the 2014 Form 10-K, specifically, "Our substantial indebtedness and our ability to incur additional indebtedness could adversely affect our business, financial condition and result of operations."

Discontinued Wholesaler

As previously discussed, our former second-largest wholesaler ceased operations in May 2014 and filed for bankruptcy in June 2014. We are currently working with the two remaining major wholesalers and retailers to transition the newsstand circulation to them. This is expected to have an adverse impact on single copy newsstand sales and liquidity in fiscal 2015. There can be no assurances that, after completing the transition of newsstand circulation, our revenue will not be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing our publications at the same rate or quantities previously purchased or if the transition to certain retailers is not successful. See Item 1A, "Risk Factors" included in the 2014 Form 10-K, specifically, "Our circulation revenue consists of single copy sales distributed to retailers primarily by two wholesalers and the loss of either of these wholesalers could materially adversely affect our business and results of operations."

Cash Flow Summary

The following information has been derived from the accompanying financial statements for the nine months ended December 31, 2014 and 2013. Cash and cash equivalents remained flat during the nine months ended December 31, 2014. The change in cash and cash equivalents is as follows:

	Nine Months Ended December 31,
in thousands	2014	2013	Net Change
Net loss	$(30,862)	$(51,357)	$20,495
Non-cash items	31,150	62,355	(31,205)
Net change in operating assets and liabilities	3,422	(10,572)	13,994
Operating activities	3,710	426	3,284
Investing activities	(3,600)	(13,891)	10,291
Financing activities	181	14,994	(14,813)
Effects of exchange rates	(248)	302	(550)
Net increase in cash and cash equivalents	$43	$1,831	$(1,788)

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

Net cash provided by operating activities increased $3.3 million during the nine months ended December 31, 2014 as compared to the same period in the prior year, primarily due to the $20.5 million increase in our results of operations coupled with the $14.0 million net change in operating assets and liabilities, partially offset by $31.2 million net increase in non-cash items.

The net change in operating assets and liabilities is primarily due to the $9.4 million net change in inventories resulting from our agreement to outsource paper purchases, the $1.9 million net change in prepaid expenses coupled with the net change in deferred revenues of $5.8 million and accrued interest of $2.9 million, partially offset by the net change in trade receivables of $4.9 million and the net change in accounts payable and accrued expenses of $3.3 million.

Non-cash items increased primarily due to the increase in the benefit for income taxes of $47.4 million and the gain on sale of assets of $3.4 million, partially offset by the impairment of goodwill and intangible assets of $9.2 million, the increase in provision for doubtful account of $4.3 million directly related to the Source and other wholesaler shutdowns, the increase in the non-cash payment-in-kind interest accretion of $2.9 million for certain senior secured notes and the increase in the amortization of deferred debt costs of $1.3 million associated with the debt for equity exchange.

Investing activities

Net cash used in investing activities was $3.6 million for the nine months ended December 31, 2014, a decrease of $10.3 million, compared to $13.9 million of net cash used during the nine months ended December 31, 2013. The decrease is primarily attributable to the $3.0 million in proceeds from sale of assets and the $2.6 million in proceeds from affiliates coupled with the $2.5 million decrease in investments in affiliates, plus the $2.0 million decrease in purchases of property and equipment and intangible assets.

Financing activities

Net cash provided by financing activities for the nine months ended December 31, 2014 was $0.2 million, a decrease of $14.8 million, compared to $15.0 million of net cash provided during the nine months ended December 31, 2013. The decrease is primarily attributable to the $20.4 million decrease in net borrowings under the 2010 Revolving Credit Facility coupled with the $6.0 million increase in repurchases of certain senior secured note, partially offset by the $12.5 million in proceeds from the issuance of certain senior secured notes.

Revolving Credit Facility and Senior Secured Notes

Revolving Credit Facility

In December 2010, we entered into the 2010 Revolving Credit Facility maturing in December 2015. The agreement governing the 2010 Revolving Credit Facility provides for borrowing up to $40.0 million, less outstanding letters of credit.

Our 2010 Revolving Credit Facility requires mandatory prepayments of the loans outstanding thereunder to the extent that total revolving exposures exceed total revolving commitments. We have the option to pay interest on outstanding balances based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day, plus ½ of 1%; and (z) one month LIBOR (but no less than 2%), plus 1%, or (ii) based on LIBOR, in each case, plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during the nine months ended December 31, 2014. In addition, we are required to pay a commitment fee, from December 22, 2010 until the commitments expire under our 2010 Revolving Credit Facility, ranging from 0.50% to 0.75% of the unused portion of the revolving commitment. Commitment fees paid during the nine months ended December 31, 2014 and 2013 were insignificant.

During the nine months ended December 31, 2014, we borrowed $57.8 million and repaid $59.2 million under the 2010 Revolving Credit Facility. At December 31, 2014, we had available borrowing capacity of $8.0 million after considering the $27.6 million outstanding balance and the $4.4 million outstanding letter of credit.

Subsequent to December 31, 2014, we received a waiver under the 2010 Revolving Credit Facility to provide additional time to file this Quarterly Report with the SEC and to make it available to the revolving credit facility lenders. In addition, as further discussed below, in February 2015, we entered into the Amended and Restated Revolving Credit Facility to, among other things, extend the maturity date to December 2016, reduce the borrowing capacity from $40.0 million to $35.0 million and amend the first lien leverage ratio and certain other covenants and provisions.

The indebtedness under our 2010 Revolving Credit Facility and the Amended and Restated Revolving Credit Facility is guaranteed by certain of our domestic subsidiaries and is secured by liens on substantially all our assets. In addition, our obligations are secured by a pledge of all the issued and outstanding shares of, or other equity interests in, certain of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our existing or subsequently acquired or organized foreign subsidiaries. The equity interests of American Media, Inc. have not been pledged to the lenders.

Revolving Credit Facility Amendments

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

Pursuant to the Credit Agreement Amendment and subject to the Credit Parties’ (as defined in the 2010 Revolving Credit Facility) compliance with the requirements set forth therein, the Consenting Lenders agreed to (i) waive until the earlier of (x) August 15, 2014 and (y) immediately prior to the consummation of the Merger, any potential Default or Event of Default (each, as defined in the 2010 Revolving Credit Facility) arising from the failure to furnish to the Administrative Agent (A) the financial statements, reports and other documents as required under Section 5.01(a) of the 2010 Revolving Credit Facility with respect to the fiscal year of AMI ended March 31, 2014 and (B) the related deliverables required under Sections 5.01(c) and 5.03(b) of the 2010 Revolving Credit Facility, (ii) permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of “Change of Control” and permitting the issuance of the Additional Notes pursuant to the Second Lien PIK Notes Indenture (each as defined), (iii) consent to the sale of certain assets of the Loan Parties (as defined in the 2010 Revolving Credit Facility), (iv) restrict any payment or distribution in respect of the First Lien Notes (as defined below) on or prior to June 15, 2015, subject to certain exceptions, including the payment of regularly scheduled interest and any mandatory prepayments and mandatory offers to purchase under the First Lien Notes, and (v) amend the maximum first lien leverage ratio covenant to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ending June 30, 2015. From July 1, 2015 through December 31, 2015, the maturity date of the 2010 Revolving Credit Facility, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

In August 2014, AMI received a waiver under the 2010 Revolving Credit Facility to provide additional time to file the Quarterly Report for the quarterly period ended June 30, 2014 with the SEC and to make it available to the 2010 Revolving Credit Facility lenders.

In January 2015, AMI, the Administrative Agent and the lenders from time to time party to the 2010 Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into Amendment No. 4 (the “Fourth Credit Agreement Amendment”) to the 2010 Revolving Credit Facility with the lenders constituting the Required Lenders (as defined in the Credit Agreement) to, among other things, modify the definition of "Permitted Refinancing Indebtedness” to, among other things, permit the transactions contemplated by the exchange of certain senior secured notes as further described below.

In January 2015, AMI, the Administrative Agent and the lenders from time to time party to the 2010 Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into Amendment No. 5 (the “Fifth Credit Agreement Amendment”) to the 2010 Revolving Credit Facility with the lenders constituting the Required Lenders (as defined in the Credit Agreement) to, among other things, permit the transactions contemplated by the sale of our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment, as previously discussed.

In February 2015, AMI received a waiver under the 2010 Revolving Credit Facility to provide additional time to file this Quarterly Report with the SEC and to make it available to the 2010 Revolving Credit Facility lenders.

In February 2015, AMI, the Administrative Agent and the lenders from time to time party to the 2010 Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into the Amended and Restated Revolving Credit Facility with the lenders constituting the Required Lenders (as defined in the Credit Agreement) to, among other things, extend the maturity date to December 2016, reduce the borrowing capacity from $40.0 million to $35.0 million, amend the maximum first lien leverage ratio covenant to be equal to or less than 4.75 to 1.00 for the quarter ending March 31, 2015 and 4.50 to 1.00 from April 1, 2015 through December 2016, the maturity date of the Amended and Restated Revolving Credit Facility. In addition to the first lien leverage ratio, the Amended and Restated Revolving Credit Facility includes a consolidated leverage ratio and an interest coverage ratio. The consolidated leverage ratio covenant must be equal to or less than 5.50 to 1.00 for the quarter ended March 31, 2015, 4.75 to 1.00 from April 1, 2015 through September 30, 2015 and 5.50 to 1.00 from October 1, 2015 through December 2016. The interest coverage ratio must be equal to or greater than 1.10 to 1.00 for the quarter ended March 31, 2015 and 1.50 to 1.00 from April 1, 2015 through December 2016.

Covenants

Our 2010 Revolving Credit Facility and the Amended and Restated Revolving Credit Facility include certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default customary for agreements of this type. The negative covenants in the 2010 Revolving Credit Facility include financial maintenance covenants comprised of a first lien leverage ratio calculated using EBITDA as defined in the 2010 Revolving Credit Facility. The negative covenants in the Amended and Restated Revolving Credit Facility includes financial maintenance covenants comprised of a first lien leverage ratio, a consolidated leverage ratio and an interest coverage ratio. The 2010 Revolving Credit Facility and the Amended and Restated Revolving Credit Facility also contain certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations, prepaying junior debt and selling or disposing of assets. With respect to the dividend restrictions, the 2010 Revolving Credit Facility and the Amended and Restated Revolving Credit Facility includes a cap on the total amount of cash available for distribution to our common stockholders.

Senior Secured Notes

First Lien Notes

In December 2010, we issued $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum, payable semi-annually, and mature in December 2017 (the “First Lien Notes”). During fiscal 2012, we redeemed $20.0 million in aggregate principal amount of the First Lien Notes at a redemption price equal to 103.0% of the aggregate principal amount thereof, plus accrued and unpaid interest. During fiscal 2014, we repurchased $2.3 million in aggregate principal amount of the First Lien Notes at a price equal to 108.6% of the aggregate principal amount thereof, plus accrued and unpaid interest from the Investors. During fiscal 2015, we repurchased $5.0 million in aggregate principal amount of First Lien Notes at a price equal to 106.5% of the aggregate principal amount thereof, plus accrued and unpaid interest from the Investors.

At December 31, 2014, the First Lien Notes represented an aggregate of $357.7 million of our indebtedness.

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

Subsequent to December 31, 2014, we exchanged approximately $32.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, held by the Investors, for approximately $39.0 million aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 7.0% per annum and mature in July 2020 (the "New Second Lien Notes"), pursuant to an exchange agreement (the "New Second Lien Notes Exchange Agreement"), as further described below. Additionally, subsequent to December 31, 2014, we repurchased approximately $48.5 million in aggregate principal amount of First Lien Notes, at a price equal to 103.6% of the aggregate principal amount thereof, plus accrued and unpaid interest, from the Investors in the open market.

After giving effect to this repurchase, approximately $277.2 million aggregate principal amount of First Lien Notes remain outstanding.

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

In September 2014, approximately $7.8 million aggregate principal amount of Second Lien Notes were converted into equity pursuant to the Debt for Equity Exchange Agreement (as discussed below). In November 2014, we repurchased approximately $0.6 million in aggregate principal amount of Second Lien Notes at a price equal to 108.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, from the Investors in the open market.

At December 31, 2014, the Company's total principal amount of Second Lien Notes was approximately $2.2 million.

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

In connection with the Merger, AMI and certain of its subsidiaries (the "Guarantors") entered into the Note Purchase Agreement with the Investors pursuant to which AMI issued additional Second Lien PIK Notes (the "Additional Notes") to the Investors at par plus accrued interest for a total purchase price equal to $12.5 million. The Additional Notes were issued under the Second Lien PIK Notes Indenture, among AMI, the Guarantors and Wilmington Trust, National Association, as trustee and collateral agent (the "Trustee"), and were assigned the same CUSIP number as the outstanding Second Lien PIK Notes. The Additional Notes were issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

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

Debt for Equity Conversion

On September 8, 2014, AMI entered into the Debt for Equity Exchange Agreement with the Parent and the Investors, pursuant to which the Investors converted approximately $7.8 million, or 74%, of aggregate principal amount of Second Lien Notes and approximately $113.3 million, or 100%, of aggregate principal amount of Second Lien PIK Notes into equity (the “Conversion”). The Conversion also included the accrued and unpaid interest since the last semi-annual interest payment on June 15, 2014, totaling approximately $2.9 million. After giving effect to the Conversion, approximately $2.9 million aggregate principal amount of Second Lien Notes remain outstanding and there are no Second Lien PIK Notes outstanding.

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

New Second Lien Notes

In January 2015, we issued approximately $39.0 million aggregate principal amount of New Second Lien Notes to the Investors, which bear interest at a rate of 7.0% per annum and mature in July 2020. Interest on the New Second Lien Notes is payable semi-annually on July 15th and January 15th of each year and is computed on the basis of a 360-day year comprised of twelve 30 day months. As described above, the New Second Lien Notes were issued in exchange for $32.0 million aggregate principal amount of First Lien Notes pursuant to the New Second Lien Notes Exchange Agreement. The New Second Lien Notes were issued under a new indenture (the “New Second Lien Notes Indenture”), by and among American Media, Inc., the Guarantors and the Trustee. The New Second Lien Notes were issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

The indenture governing the New Second Lien Notes contains certain affirmative covenants, negative covenants and events of default customary for agreements of this type. For example, the indenture governing the New Second Lien Notes contains covenants that limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the indenture governing the New Second Lien Notes imposes certain requirements as to future subsidiary guarantors.

The New Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our 2010 Revolving Credit Facility, the First Lien Notes and the Second Lien Notes. The New Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

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

In January 2015, we entered into a supplemental indenture (the “2015 Supplemental Indenture”) by and between the Company and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee and collateral agent (collectively, the “Existing Second Lien Trustee”), to an indenture, dated as of December 22, 2010, by and among the Company, the guarantors party thereto and the Existing Second Lien Trustee (as amended, supplemented or otherwise modified through the date of amendment, the “Existing Second Lien Indenture”). The 2015 Supplemental Indenture contemplates, among other things, the Exchange of First Lien Notes for the New Second Lien Notes.

Covenant Compliance

As discussed above, our 2010 Revolving Credit Facility, Amended and Restated Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes contain various restrictive covenants. As of December 31, 2014, the first lien leverage ratio was 5.07 to 1.00 and the Company was in compliance with the first lien leverage ratio and the other covenants under the 2010 Revolving Credit Facility, the Amended and Restated Revolving Credit Facility and the indentures governing the First Lien Notes and Second Lien Notes.

Although there can be no assurances, management believes that, based on current expectations (including projected borrowings and repayments under the Amended and Restated Revolving Credit Facility and our recent debt reductions), our operating results for the next twelve months will be sufficient to satisfy the financial covenants under the Amended and Restated Revolving Credit Facility. Our ability to satisfy such financial covenant is dependent on our business performing in accordance with our projections.  If the performance of our business deviates from our projections, we may not be able to satisfy such financial covenant.  Our projections are subject to a number of factors, many of which are events beyond our control, which could cause our actual results to differ materially from our projections (see "Risk Factors" included in the 2014 Form 10-K). If we do not comply with our financial covenant, we would be in default under the Amended and Restated Revolving Credit Facility, which could result in all our debt being accelerated due to cross-default provisions in the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes.

We have the ability to incur additional debt, subject to limitations imposed by our Amended and Restated Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes. Under our Amended and Restated Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our consolidated leverage ratio is less than 4.50 to 1.00.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Adjusted EBITDA, a measure we use to gauge our operating performance, is defined as net income (loss) attributable to the Company plus interest expense, provision (benefit) for income taxes, depreciation and amortization, provision for impairment of intangible assets and goodwill, deferred debt costs and deferred rack costs, adjusted for merger and related transaction(s) costs, restructuring costs and severance, costs related to launches, re-launches or closures of publications and certain other costs. We believe that the inclusion of Adjusted EBITDA is appropriate to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions. We also believe that Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the impact of certain items that can differ significantly from company to company, depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments.

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

Set forth below is a reconciliation of net (loss) income attributable to American Media, Inc. and subsidiaries to Adjusted EBITDA for the three months and twelve months ended December 31, 2014 and 2013:

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
in thousands	2014	2013	2014	2013
Net income (loss) attributable to American Media, Inc. and subsidiaries	$9,960	$(50,381)	$(33,979)	$(46,757)
Add (deduct):
Interest expense	11,468	14,099	53,781	58,603
Provision (benefit) for income taxes	(11,898)	35,410	(13,845)	28,530
Depreciation and amortization	4,277	3,736	14,575	13,166
Impairment of goodwill and intangible assets	—	9,238	18,458	9,238
Amortization of deferred debt costs	487	414	3,007	1,572
Amortization of deferred rack costs	1,456	1,416	6,079	6,611
Amortization of short-term racks	2,188	2,884	7,957	9,133
Merger and related transaction(s) costs	1,585	—	4,755	—
Restructuring costs and severance	(2,645)	1,224	(184)	3,055
Costs related to launches and closures of publications	1,015	15	3,144	951
Costs related to relaunch of Shape and Men's Fitness	—	—	—	2,820
Restructuring costs related to divestiture of DSI	—	384	373	2,413
Adjustment for net losses of DSI	—	(39)	3	3,274
AMI share of bad debt and other expenses related to wholesaler shutdowns	457	—	9,325	1,500
Investment in new digital strategy	—	—	3,979	2,948
Proforma adjustment related to investment in affiliates	—	490	1,324	490
Other	903	1,430	4,869	2,902
Adjusted EBITDA	$19,253	$20,320	$83,621	$100,449

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Since March 31, 2014, our contractual obligations, as it relates to long-term debt and debt interest has been materially reduced as a result of our recent debt reduction initiatives. Our current contractual obligations, as it relates to our long-term debt and debt interest, are summarized as follows:

		Payments due by period
		Less than	1-3	4-5	After 5
(in thousands)	Total	1 Year	Years	Years	Years
Long-term debt (1)	$345,997	$—	$304,775	$2,198	$39,024
Debt interest (2)	114,643	37,927	70,889	5,599	228
Total contractual cash obligations	$460,640	$37,927	$375,664	$7,797	$39,252

(1)
Includes principal payments on the Amended and Restated Revolving Credit Facility and Senior Secured Notes. See the notes to the unaudited condensed consolidated financial statements in this Quarterly Report, specifically Note 5, "Revolving Credit Facility" and Note 6, "Senior Secured Notes," for further discussion of long-term debt.

(2)
Includes interest payments on both fixed and variable rate obligations and the commitment fee on the unused portion of the Amended and Restated Revolving Credit Facility. The interest to be paid on the variable rate obligation is affected by changes in our applicable borrowing rate. See the notes to the unaudited condensed consolidated financial statements in this Quarterly Report, specifically Note 5, "Revolving Credit Facility" and Note 6, "Senior Secured Notes," for further discussion.

OFF-BALANCE SHEET FINANCING

We do not have any off-balance sheet financing arrangements.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Preparing financial statements requires management to make estimates, judgments and assumptions regarding uncertainties that may affect the reported amounts of assets, liabilities, revenue and expenses. These estimates, judgments and assumptions are affected by management's application of accounting policies. We base our estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates, judgments and assumptions used in preparing our unaudited condensed consolidated financial statements.

Goodwill and Intangible Assets

There was no provision for impairment charges during the three months ended December 31, 2014. The Company continues to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company's financial statements and impairment charges to the Company's goodwill or other identified intangible assets in future periods could be material to the Company's results of operations.

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

We recorded a pre-tax non-cash impairment charge of $8.9 million and $8.5 million to reduce the carrying value of goodwill and tradenames, respectively, during the quarter ended September 30, 2014 as a result of the impairment testing.

As of December 31, 2014, all reporting units in our Celebrity segment have been negatively impacted by the 16% decline in the celebrity newsstand market and the industry-wide disruption in our wholesaler channel coupled with the 11% decline in the consumer advertising market. While our current expectations have resulted in fair values of the reporting units in excess of carrying values, if our assumptions are not realized, it is possible that in the future an additional impairment charge may be recorded and could be material to the consolidated financial statements. The Company will continue to monitor the recoverability of its remaining goodwill.

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

We generally manage our exposure to interest rate fluctuations through the use of a combination of fixed and variable rate debt. At December 31, 2014, we had $359.9 million outstanding in fixed rate debt. There are no earnings or liquidity risks associated with the Company’s fixed rate debt. Under the 2010 Revolving Credit Facility, we had $27.6 million outstanding in variable rate debt at December 31, 2014. The Company is subject to earnings and liquidity risks associated with the variable rate debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we have determined that, during the quarter ended December 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Except as set forth below, there are no material changes to the pending legal proceedings disclosed in our 2014 Form 10-K, under the heading Part I, Item 3, "Legal Proceedings" and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 under the heading Part II, Item 1, "Legal Proceedings."

Anderson Litigation

American Media, Inc. filed its amended answer and counterclaim on February 14, 2014 in the action commenced by Anderson News, L.L.C. and Anderson Services, L.L.C. (collectively, “Anderson”) in the Federal District Court for the Southern District of New York. On December 15, 2014, the parties filed motions for summary judgment and to strike certain proposed expert testimony.

On December 12, 2014, defendants in the Anderson chapter 11 bankruptcy proceedings moved for partial summary judgment seeking dismissal of the claims asserted by certain creditors (including American Media, Inc.) against the Anderson insiders.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our 2014 Form 10-K, under the heading Part I, Item 1A, "Risk Factors."

Item 5. Other Information.

In February 2015, AMI received a waiver under its revolving credit facility, dated as of December 22, 2010 (the "2010 Revolving Credit Facility"), by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), and the lenders from time to time party thereto, to provide additional time to file this Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 with the Securities and Exchange Commission and to make it available to the 2010 Revolving Credit Facility lenders.

In February 2015, AMI amended and restated its 2010 Revolving Credit Facility, (as so amended and restated, the “Amended and Restated Credit Agreement”), by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time to time party thereto.  Among other things, the Amended and Restated Credit Agreement extends the maturity of the facility to December 22, 2016 and reduces the borrowing capacity from $40.0 million to $35.0 million.  The Amended and Restated Credit Agreement also amends the following financial covenants to provide for the following: (1) a maximum first lien leverage ratio of 4.75x for the period ending March 31, 2015, stepping down to 4.50x thereafter; (2) a maximum total leverage ratio of 5.50x for the period ending March 31, 2015, stepping down to 4.75x for the next two financial quarters and then stepping back up to 5.50x thereafter; and (3) a minimum interest coverage ratio of 1.10x for the period ending March 31, 2015, stepping up to 1.50x thereafter.

Item 6. Exhibits.

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA, INC.

Dated:	February 23, 2015	by:	/s/ David J. Pecker
David J. Pecker
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 23, 2015	by:	/s/ Christopher V. Polimeni
Christopher V. Polimeni
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number		Description
2.1
Asset Purchase Agreement, dated as of January 26, 2015, among American Media, Inc. and its indirect subsidiary Weider Publications, LLC and Meredith Corporation (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 30, 2015.)

3.1	*	Amended and Restated Certificate of Incorporation of American Media, Inc.
4.1
Indenture, dated as of January 20, 2015, by and among American Media, Inc., the guarantors listed on the signatory pages thereto and Wilmington Trust, National Association, as trustee and collateral agent, related to American Media, Inc.'s 7.000% Second Lien Senior Secured Notes due 2020 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 26, 2015).

4.2
Fourth Supplemental Indenture, dated as of January 20, 2015, by and between American Media, Inc. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as trustee and collateral agent, related to American Media, Inc.'s 13½% Second Lien Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 26, 2015).

10.1
Amendment No. 4, dated as of January 20, 2015, to the Revolving Credit Agreement, dated December 22, 2010 (as amended, restated, modified or supplemented from time to time), by and among American Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 26, 2015).

10.2
Collateral Agreement, dated as of January 20, 2015, by and among American Media, Inc., the subsidiaries of American Media, Inc. listed on the signature pages thereto, and Wilmington Trust, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 26, 2015).

10.3
Collateral Agent Joinder Agreement No. 2, dated as of January 20, 2015, to the Junior Lien Intercreditor Agreement dated December 22, 2010, by and among American Media, Inc., the subsidiaries of American Media, Inc. listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as agent and revolving credit collateral agent, Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as first lien trustee, first lien collateral agent, second lien trustee and second lien collateral agent, and Wilmington Trust, National Association, as additional collateral agent for the additional second priority secured parties (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 26, 2015).

10.4
Pari Second Lien Intercreditor Agreement, dated January 20, 2015, by and between Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as second lien trustee and second lien collateral agent, and Wilmington Trust, National Association, as the new second lien trustee and new second lien collateral agent (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on January 26, 2015).

10.5
Amendment No. 5, dated as of January 27, 2015, to the Revolving Credit Agreement, dated December 22, 2010 (as amended, restated, modified or supplemented from time to time), by and among American Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 30, 2015).

10.6	*	Exchange Agreement, dated as of January 5, 2015, among American Media, Inc., Chatham Asset Management, LLC, Chatham Asset High Yield Master Fund, Ltd., Chatham Eureka Fund, L.P, and Chatham Fund, LP
10.7	*	Amendment No. 5 to Employment Agreement of Christopher V. Polimeni dated as of September 24, 2014.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition
* Filed herewith.
** Furnished herewith.