Form 10-K
period 2015-03-31
AMERICAN MEDIA INC
filed 2015-07-01
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

There is no public market for the registrant’s common stock. The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of May 31, 2015 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders if filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this report or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

AMERICAN MEDIA, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended March 31, 2015

American Media, Inc. and its consolidated subsidiaries are referred to in this Annual Report on Form 10-K (this "Annual Report") as American Media, AMI, the Company, we, our and us.

Our fiscal year ended on March 31, 2015 and is referred to herein as fiscal 2015. References to our fiscal year (e.g. "fiscal 2015") refer to our fiscal year ended March 31st of the applicable year.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report for the fiscal year ended March 31, 2015 contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements relate to our current beliefs regarding future events or our future operating or financial performance. By their nature, forward-looking statements involve risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.

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

INDUSTRY DATA AND CIRCULATION INFORMATION

This Annual Report includes publishing industry data, rankings, circulation information, Internet user data, readership information and other industry and market information that we obtained from various third-party sources, internal company sources and public filings. Third-party sources include, but are not limited to, the Alliance for Audited Media, comScore Media Metrix, Publishers Information Bureau, Google Analytics, BPA Circulation Statements, GfK Mediamark Research & Intelligence and Statement of Ownership figures filed with the U.S. Postal Service. Although we have not independently verified the data contained in these industry publications and reports, we believe based on our industry experience that this data is reliable. Our estimates, in particular as they relate to our general expectations concerning the publishing industry, involve risks and uncertainties and are subject to change based on various factors. See Item 1A, “Risk Factors.”

Unless otherwise indicated, all average circulation information for our publications is a per issue average of actual single copy circulation and subscription copies for fiscal 2015. All references to "circulation" are to single copy newsstand sales and paid subscription circulation, unless otherwise specified. References to “verified non-paid subscriptions” are to non-paid subscription copies designated by publishers for readership in public places or intended for individual use by recipients who are likely to have a strong affinity for the content of the publication.

PART I

Item 1. Business.

OVERVIEW

American Media, Inc. together with its subsidiaries (collectively, the "Company", "AMI", "we", "our" or "us") is one of the largest publishers of celebrity and health and active lifestyle magazines in the United States, with a diversified portfolio of 10 publications that have a combined monthly print and digital audience of more than 40 million readers and monthly on-line audience of approximately 49 million readers.

In January 2015, we sold our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment, for approximately $60 million in cash plus an earnout of up to $60 million. As a result, the operations of the Women's Active Lifestyle segment have been classified as discontinued operations in all periods presented. We also sold our Country Weekly publication for approximately $3 million in November 2014. The operations of Country Weekly did not meet the criteria for discontinued operations presentation. For additional information on these dispositions, see Note 10, "Dispositions and Acquisitions," to our consolidated financial statements included elsewhere in this Annual Report.

After giving effect to the divestiture of our Women's Active Lifestyle segment, our remaining well-known publications cover two primary operating segments: Celebrity and Men's Active Lifestyle. Within our Celebrity segment, our portfolio of brands includes: National Enquirer, Star, OK!, Globe, National Examiner and Soap Opera Digest. Within our Men's Active Lifestyle segment, our portfolio of brands include: Men's Fitness, Muscle & Fitness, Muscle & Fitness Hers, Flex, Mr. Olympia and international editions of Muscle & Fitness and Flex.

Total circulation of our remaining print publications with a frequency of six or more times per year, were approximately 3.2 million copies per issue during fiscal 2015 and 3.5 million copies per issue during fiscal 2014 and 2013. Our celebrity titles together are number one in market share in newsstand circulation in the celebrity category and, on-line, are the fastest growing brands in the category. Our men's titles have the highest market share of national magazine advertising pages in their competitive set in the United States.

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

Our brands go beyond the printed page. We engage an audience of more than 89 million men and women every month through not only magazines and books, but also social media, television, and on all digital platforms, from phones and tablets to laptops and desktops. We are embarking on a transformation from being a leading media company to a lifestyle brand that informs and entertains while also selling nutritional products and recreational activities.

DESCRIPTION OF BUSINESS

The sale of magazines to consumers via newsstand sales, also known as single copy sales, and subscriptions (our circulation revenue) is our largest revenue stream generating more than half of our total operating revenues. The sale of advertising across our multiple platforms generates approximately one-quarter of our total revenues. The remaining operating revenues are generated by our other operations related to our brands.

We are experiencing declines in our circulation revenue and print advertising as a result of market conditions in the magazine publishing industry. These declines are primarily caused by the disruption in our wholesaler distribution channel (discussed below), the overall decline in the celebrity newsstand market and the decline in the consumer advertising market coupled with the shift in advertising dollars from print to digital. Our financial performance depends, in large part, on varying conditions in the markets we serve. Demand in these markets tends to fluctuate in response to overall economic conditions and current events. Since magazines are generally discretionary purchases for consumers, our circulation revenues are sensitive to economic downturns. Adverse changes in the markets we serve generally result in reductions in revenue as a result of lower consumer spending, which can lead to a reduction in advertising revenue.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." The majority of our operating revenues are generated in the United States. See Note 13, "Business Segment Information" to our consolidated financial statements included elsewhere in this Annual Report for certain information by geographic area.

Operating Revenues

Circulation

Circulation is an important component in determining our advertising revenues because advertising rates are dependent on circulation and audience. Single copy newsstand units are sold through national distributors, wholesalers and retailers. Subscriptions are sold primarily through direct mail, subscription sales agents or digitally via the Internet. Additionally, digital-only subscriptions and single-copy digital issues of our magazines are sold or distributed through various app stores and other digital storefronts.

Our print circulation revenue represented 68% of our total operating revenues in fiscal 2015, of which 78% was generated by single copy newsstand sales and 22% was generated by subscriptions. In fiscal 2014 and 2013, print circulation revenue represented 65% and 68%, respectively, of total operating revenues.

As of March 31, 2015, our print publications comprised approximately 24% of total U.S. and Canadian newsstand circulation for weekly publications that are audited by the Alliance for Audited Media. In addition, as of March 31, 2015, our digital subscriptions represent 20% of our 2.1 million paid subscriptions, the highest percentage among our competitive set. Our digital subscription revenue represented 1% of our total operating revenues for fiscal 2015, 2014 and 2013.

Newsstand Sales

Single copy newsstand units are sold through traditional newsstands as well as supermarkets, convenience stores, pharmacies and other retail outlets. Newsstand sales are highly sensitive to cover selection, retail placement and other factors. Through our relationships with national distributors, wholesalers and retailers, we market and arrange for the distribution of our magazines to retailers and the billing and the collection processes pursuant to multi-year arrangements.

We rely on wholesalers for the retail distribution of our magazines. A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business. The decline in magazine sales at newsstands and other retail outlets have increased the financial instability of magazine wholesalers. Several of our wholesalers, including our former second-largest wholesaler, Source Interlink Companies ("Source"), ceased operation during 2014.

In addition to our relationships with our national distributors and wholesalers, we also have direct relationships with retailers, to which we make payments for the prominent display and sale of our magazines at the checkout section of supermarkets. In addition, we may make incentive payments to qualifying retailers for selling our magazines in their stores or for the space our magazines occupy in the retailers' store.

Advertising

Our second largest revenue stream comes from multi-platform advertising. Our print advertising revenue, generated primarily by national advertisers, represented 23% of our total operating revenues for fiscal 2015 and 2014 and 21% of our total operating revenues for fiscal 2013 and our digital advertising revenue represented 15%, 11% and 5%, respectively, of our total advertising revenue. Our digital advertising revenue represented 4%, 3% and 1%, respectively, of our total operating revenues for fiscal 2015, 2014 and 2013. Advertising revenue is typically highest in the fourth quarter of our fiscal year due to seasonality. See "Seasonality" within this Item 1, "Business," for further information.

We conduct our advertising sales through a combination of corporate and brand sales and marketing teams that sell advertising across multiple media platforms. We integrate editorial, print, digital, mobile and events into one advertising package, creating lasting consumer engagement and generating attractive returns for our advertisers. Our advertising clients are primarily in the packaged goods, sports nutrition products, automotive, entertainment, pharmaceutical, sports apparel, beauty, cosmetics, fashion and direct response sectors.

The rate at which we sell print advertising is dependent on each magazine's rate base, which is the circulation of the magazine that we guarantee to our advertisers, as well as our audience size. If we are not able to meet our committed rate base, the price paid by advertisers is generally subject to downward adjustments, including in the form of future credits or discounts. Our published rates for each of our magazines are subject to negotiation with each of our advertisers.

Other

We have a number of other operations related to publishing. In December 2014, we entered into a multi-year e-commerce partnership with GNC Holdings, Inc., across our health and fitness websites. The "Shop GNC" stores offer a selection of GNC products curated by the editors of our health and fitness publications in addition to access to the full GNC.com assortment of products. This is the first partnership of its kind for GNC's e-commerce business with a global media and content partner such as AMI. We also have a long-term agreement with GNC for publishing print editions of our Men's Fitness magazine (and Shape magazine pursuant to a licensing agreement) in a combined special interest publication distributed in over 4,200 GNC stores, on a quarterly basis, in North America.

Last year, we became a strategic partner to Microsoft and produced Men's Fitness and Muscle & Fitness branded exercise and workout videos for Microsoft to incorporate into their Bing Health and Fitness application. This year, we entered into multiple contracts with Microsoft to create and provide additional exercise and workout videos, as well as providing our content for syndication, to be distributed through Microsoft offerings.

Operating Expenses

Our primary operating expenses consist of production, distribution, circulation and other cost of sales, as well as selling, general and administrative expenses.

We incur most of our operating expenses during the production of our printed magazines, which includes costs for printing and paper. Paper is the principal raw material utilized in our publications. We have a long-term paper supply and purchasing agreement with the largest paper supply broker in the United States which manages all aspects of our raw material paper inventory. The price of paper is driven by market conditions and therefore difficult to predict. Changes in paper prices could significantly affect our business. We believe adequate supplies of paper are available to fulfill our planned, as well as future, publishing requirements. We have long-term printing contracts with three major third-party printing companies. Our production expenses, including paper and printing costs, accounted for approximately 26%, 30% and 28% of our operating expenses for fiscal 2015, 2014 and 2013, respectively.

Distribution, circulation and other cost of sales consist primarily of postage and the cost of freight to our wholesalers and fulfillment companies for newsstand and subscription distribution. Also included in this category are editorial expenses which represent costs associated with manuscripts, photographs and related salaries. Our distribution, circulation and other cost of sales accounted for approximately 16% of our operating expenses for fiscal 2015 and 18% for each of fiscal 2014 and 2013.

Subscription copies of our magazines are distributed primarily through the United States Postal Service (USPS) as periodicals mail. We coordinate with our printers and local USPS distribution centers to achieve efficiencies in our production and distribution processes and to minimize mail processing costs and delays. However, we are subject to the postal rate increases that affect delivery costs associated with our magazines. In January 2015, the USPS applied to the Postal Regulation Commission to increase rates by approximately 2% for all classes of mail effective April 2015. The USPS has received acceptance for the rate increase which went into effect on May 31, 2015. Increases in postal rates are factored into our pricing, however, there can be unexpected increases in postal rates or other delivery charges. See Item 1A, "Risk Factors - Our business and results of operations could be negatively affected by postal service changes, and our results of operations may be adversely affected by increases in postal rates." Subscription postage accounted for approximately 40%, 34% and 32%, respectively, of our distribution and circulation expenses for fiscal 2015, 2014 and 2013.

RECENT DEVELOPMENTS

The Merger

In August 2014, we entered into an agreement and plan of merger (the "Merger Agreement") with AMI Parent Holdings, LLC, a Delaware limited liability company (the "Parent"), which is controlled by certain investors of AMI (collectively, the "Investors"), and AMI Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (the "Merger Sub"), whereby the Merger Sub was merged with and into AMI (the "Merger") with AMI surviving the Merger as a wholly-owned subsidiary of the Parent. As a result of the Merger, the Parent acquired 100% of the issued and outstanding shares of common stock of AMI. See "-Merger and Related Transactions" below for further information regarding the Merger Agreement and related transactions.

See Note 14, "Capital Structure" to our consolidated financial statements included elsewhere in this Annual Report for further information regarding our capital structure.

Debt Related Transactions

In connection with the Merger, AMI entered into a note purchase agreement (the "Note Purchase Agreement") with the Investors pursuant to which AMI issued to the Investors approximately $12.3 million in aggregate principal amount of senior secured notes, which bear interest at a rate of 10% per annum, payable in kind, and mature in June 2018 (the "Second Lien PIK Notes").

In September 2014, AMI entered into an exchange agreement (the "Debt for Equity Exchange Agreement") with the Parent and the Investors pursuant to which the Investors exchanged approximately $121.1 million in aggregate principal amount of senior secured notes of AMI, consisting of $113.3 million in aggregate principal amount of Second Lien PIK Notes (including the $12.3 million issued in connection with the Note Purchase Agreement) and $7.8 million in aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum and mature in June 2018 (the "Second Lien Notes"), plus accrued and unpaid interest of approximately $2.9 million, for equity interests in the Parent (the "Conversion").

In January 2015, AMI exchanged approximately $32.0 million in aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum and mature in June 2017 (the "First Lien Notes"), plus accrued and unpaid interest, held by the Investors, for approximately $39.0 million aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 7.0% per annum and mature in July 2020 (the "New Second Lien Notes"), pursuant to an exchange agreement (the "New Second Lien Notes Exchange Agreement").

During fiscal 2015, AMI repurchased approximately $56.1 million in aggregate principal amount of senior secured notes, consisting of $55.5 million in aggregate principal amount of First Lien Notes and $0.6 million in aggregate principal amount of Second Lien Notes, plus accrued and unpaid interest, in the open market, from the Investors.

In February 2015, we amended and restated the revolving credit facility (the "Amended and Restated Revolving Credit Facility") to, among other things, extend the maturity date to December 2016, reduce the borrowing capacity from $40.0 million to $35.0 million and amend the first lien leverage ratio and certain other covenants and provisions.

See Note 4, "Revolving Credit Facility" and Note 5, "Senior Secured Notes" to our consolidated financial statements included elsewhere in this Annual Report for further information regarding our debt agreements.

BUSINESS SEGMENTS

Our three business segments are described below. Additional financial information relating to these segments may be found in Note 13, "Business Segment Information" in consolidated financial statements contained elsewhere in this Annual Report, which information is incorporated herein by reference.

Celebrity Brands

Our six celebrity magazines maintain a 35% share-of-market, selling approximately 0.9 million copies per week, or $4.5 million in retail dollars. In fiscal 2015, they accounted for 73% of our total operating revenues. Circulation revenues were 85% of this segment in fiscal 2015, with print and digital advertising revenue representing the balance.

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

•
Special Interest Publications. In addition to our periodic publications, we occasionally publish special interest publications. The content of our special interest publications is based on an iconic event allowing us to leverage our distribution network to generate additional revenues. Our special interest publications are sold at newsstands and may include advertising. In fiscal 2015, we published the following special interest publications:

◦	O.J, Marilyn & Diana, Robin Williams, and Elvis under the National Enquirer brand;

◦	JFK, Jr., Plastic Surgery, Hottest Diets and Marilyn Monroe FBI tapes under the Star brand;

◦	Kate Middleton, Kate, and Kardashians under the OK! brand;

◦	Jackie O, Serial Killers, Kidnapped, and 200 Stars Behind Bars under the Globe brand; and

◦	Days of our Lives under the Soap Opera Digest brand.

Certain information related to our Celebrity publications is as follows:

	Frequency (per annum)		Website Unique Visitors (monthly average)
Brand		2015 Rate Base
National Enquirer	52 x	n/a	816,248
Star	52 x	800,000	n/a
OK!	52 x	500,000	6,329,066
Globe	52 x	n/a	18,898
National Examiner	52 x	n/a	n/a
Soap Opera Digest	52 x	140,000	450,757

The following table sets forth the average circulation (per issue) and U.S. cover prices for our Celebrity segment:

(in thousands, except cover price information)	March 31, 2015	March 31, 2014	March 31, 2013
National Enquirer
Total circulation	415	516	560
Subscription circulation	110	120	132
Single copy circulation	305	396	428
Cover price	$4.99	$4.99	$3.99
Star
Total circulation	826	803	774
Subscription circulation	608	501	436
Single copy circulation	218	302	338
Cover price	$4.99	$4.99	$3.99
OK!
Total circulation	432	507	497
Subscription circulation	313	352	314
Single copy circulation	119	155	183
Cover price	$4.99	$4.99	$3.99
Globe
Total circulation	201	246	261
Subscription circulation	27	28	30
Single copy circulation	174	218	231
Cover price	$4.99	$3.99	$3.99
National Examiner
Total circulation	82	104	107
Subscription circulation	9	10	10
Single copy circulation	73	94	97
Cover price	$4.99	$3.99	$3.79
Soap Opera Digest
Total circulation	138	154	181
Subscription circulation	85	93	118
Single copy circulation	53	61	63
Cover price	$4.99	$3.99	$3.99

The cover prices increased for National Enquirer, Star and OK! from $3.99 to $4.99 effective with the March 24, 2014 issue. For National Examiner the cover price increased from $3.79 to $3.99 effective with the June 17, 2013 issue and the subsequent increase from $3.99 to $4.99 was effective with the May 12, 2014 issue. The cover prices increased for Globe and Soap Opera Digest from $3.99 to $4.99 effective with the May 12, 2014 issue.

Men's Active Lifestyle

In fiscal 2015, our Men's Active Lifestyle segment accounted for 24% of our total operating revenues. A new editorial team has transformed our flagship in the category, Men's Fitness, from a gym magazine to a men's lifestyle guide and continues to attract new advertisers. During fiscal 2015, there were over 100 new lifestyle advertisers, such as Grey Goose, HBO, Garnier, Mazda, Smart Water, New Balance, Dick's Sporting Goods and DSW, which had not previously invested in Men's Fitness. Newsstand buyers continue to respond, and with a 15% jump in single-copy sales, Men's Fitness experienced the strongest increase among its competitive set in fiscal 2015. Traffic has increased on-line as well. Mensfitness.com page views for March 2015 were 30 million, up 76% year-over-year.

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

The growth story continues across other men's active lifestyle brands. Traffic continues to increase on-line for MuscleandFitness.com with 49 million page views in March 2015, up 47% year-over-year. Each year we host the body building industry's biggest consumer health and fitness event built around our Mr. Olympia competition in Las Vegas.

Advertisers crave the audience for these brands: men age 18 to 34 years old. Revenues from print and digital advertising are 64% of the segment’s revenues in fiscal 2015, while circulation revenues are 21% and the Mr. Olympia event represents the balance. This segment consists of the following brands in print and digital:

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

•
Muscle & Fitness, a fitness physique training magazine appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control, sports nutrition and supplements; MuscleandFitness.com provides workout videos and nutritional advice;

•
Flex, a magazine devoted to professional bodybuilding featuring nutrition, supplement, and performance science content for bodybuilding enthusiasts and coverage of all professional and amateur bodybuilding contests; Flexonline.com features online coverage of all the major bodybuilding competitions, as well as training videos with today’s top bodybuilders;

•
Muscle & Fitness Hers, a fitness physique training magazine designed for the active woman who wants more out of fitness, especially those who work extra hard to achieve a "super-fit" lifestyle, which covers training, nutrition, health, beauty and fashion for today's women; muscleandfitnesshers.com provides expert fitness and lifestyle tips for women to improve strength, muscle growth, endurance, health and style;

•
Mr. Olympia, a four-day event held annually in September in Las Vegas attracting over 50,000 fans of bodybuilding and fitness experts from around the world; includes a two-day health and fitness expo with 340 exhibitors including physical exercise challenges and merchandising opportunities that culminates with the world's most prestigious and largest event in bodybuilding and fitness, the Mr. Olympia contest; and

•
Weider UK, a wholly-owned subsidiary, publishes Muscle & Fitness and Flex in the United Kingdom, France and Germany and licenses the content in Holland and Australia, which are excluded from the table below. Each market edition is in a local language with local content and has its own website. Effective April 1, 2015, we relocated the business activities for these publications from the United Kingdom to our New York offices.

Certain information related to our Men's Active Lifestyle publications is as follows:

	Frequency (per annum)		Website Unique Visitors (monthly average)
Brand		2015 Rate Base
Men's Fitness	10 x	600,000	9,790,586
Muscle & Fitness	10 x	n/a	6,614,557
Flex	10 x	n/a	807,360
Muscle & Fitness Hers	6x	n/a	230,129

The following table sets forth the average circulation (per issue) and U.S. cover prices for our Men's Active Lifestyle segment:

(in thousands, except cover price information)	March 31, 2015	March 31, 2014	March 31, 2013
Men's Fitness
Total circulation	671	598	575
Subscription circulation	558	494	485
Single copy circulation	113	104	90
Cover price	$4.99	$4.99	$4.99
Muscle & Fitness
Total circulation	315	327	322
Subscription circulation	260	256	253
Single copy circulation	55	71	69
Cover price	$6.99	$6.99	$6.99
Flex
Total circulation	75	79	67
Subscription circulation	59	57	44
Single copy circulation	16	22	23
Cover price	$6.99	$6.99	$6.99
Muscle & Fitness Hers
Total circulation	85	92	86
Subscription circulation	42	41	36
Single copy circulation	43	51	50
Cover price	$4.99	$4.99	$4.99

During the second quarter of fiscal 2015, we recorded a pre-tax non-cash impairment charge of $17.4 million for the Men's Active Lifestyle segment goodwill and tradenames. Additional information regarding impairments may be found in Note 3, "Goodwill and Other Identified Intangible Assets" in the consolidated financial statements included elsewhere in this Annual Report.

Corporate and Other

In fiscal 2015, our Corporate and Other segment accounted for 3% of our total operating revenues and includes revenues from international licensing of certain health and fitness publications, photo syndication for all our media content platforms and strategic management services for publishers, including back office functions. The video content services we provide to Microsoft and the services provided by our former distribution services group to publishing and non-publishing clients, such as placement and monitoring of supermarket racks, marketing and merchandising, are also included in this segment.

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

Our magazine publishing and website operations compete with numerous other magazine and website publishers and other media for circulation and audience. The use of digital devices as distribution platforms for content has increased competition for our business. See the section titled “Risk Factors—We face significant competition from other magazine publishers and other forms of media, including digital media, which we expect will continue, and as a result we may not be able to maintain or improve our operating results and competitive position.” We believe our advertising sales team has the optimal structure to provide compelling integrated marketing solutions for our advertising clients.

Our Celebrity Brands segment competes for readership and advertising dollars with Time, Inc. (People Magazine), Bauer Publishing (In Touch, Life & Style and Closer) and Wenner Media (US Weekly). Our Men's Active Lifestyle segment competes for readership and advertising dollars with Rodale (Men's Health), Wenner Media (Men's Journal) and Conde Naste (GQ). Our special interest publications can compete with a variety of magazines, depending on the focus of the particular issue.

INTELLECTUAL PROPERTY

We use multiple trademarks to distinguish our various publications and brands. These trademarks are the subject of registrations and pending applications filed by us for use with a variety of products and other content, both domestically and internationally, and we continue to expand our worldwide usage and registration of related trademarks. As of March 31, 2015, we had 53 registered trademarks in the United States and 135 corresponding trademarks registered in foreign countries relating to our brand names.

We protect our copyrighted content by registering our publications with the United States Copyright Office.  Our extensive portfolio consists of approximately 3,443 copyrights including, but not limited to: National Enquirer, Star, OK!, Globe, National Examiner, Soap Opera Digest, Men's Fitness, Flex, Muscle & Fitness and Muscle & Fitness Hers. We also file copyright registrations for our special interest publications.

We regard our rights in and to our trademarks and copyrights as valuable assets. Accordingly, to protect our trademarks and copyrights against infringement and denigration by third parties, we control access to our proprietary technology and other confidential information through a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships. We also monitor the marketplace for third-party infringement and enforce our rights under trademark, copyright and other applicable laws. Despite our efforts to protect our proprietary rights through intellectual property rights, licenses, and confidentiality agreements, we may not be able to prevent unauthorized parties from using our brand names and content.

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

EMPLOYEES

As of March 31, 2015, we employed approximately 384 full-time and 96 part-time employees. We consider relations with our employees to be good.

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

THE MERGER AND RELATED TRANSACTIONS

In August 2014, AMI entered into the Merger Agreement with the Parent and the Merger Sub, whereby the Merger Sub was merged with and into AMI with AMI surviving the Merger as a wholly-owned subsidiary of the Parent. As a result of the Merger, the Parent acquired 100% of the issued and outstanding shares of common stock of AMI.

In connection with the Merger, AMI entered into the Note Purchase Agreement with the Investors pursuant to which AMI issued additional Second Lien PIK Notes to the Investors at par plus accrued and interest for a total purchase price equal to $12.5 million.

Prior to the execution of the Merger Agreement and the Note Purchase Agreement, AMI entered into various supplemental indentures to, among other things, permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement and eliminate AMI's obligation to repurchase approximately $12.7 million of First Lien Notes, during fiscal 2015, pursuant to the terms of the indenture of certain senior secured notes and the exchange agreement related to such certain senior secured notes.

In addition, in August 2014, AMI entered into an amendment to the revolving credit facility (the "2010 Revolving Credit Facility") to, among other things, (i) amend the definition of "Change of Control" to permit the Merger, (ii) permit the issuance of additional Second Lien PIK Notes pursuant to the Note Purchase Agreement and (iii) amend the first lien leverage ratio to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ending June 30, 2015. From July 1, 2015 through December 31, 2015, the maturity date of the 2010 Revolving Credit Facility, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Revolving Credit Facility and Senior Secured Notes" for further information regarding the Merger and related transactions.

HISTORY

American Media, Inc. was incorporated under the laws of the State of Delaware in 1990 and its wholly-owned subsidiary, American Media Operations, Inc., or AMOI, conducted all of AMI’s operations and represented substantially all of AMI’s assets. In November 2010, AMO Escrow Corporation ("AMO Escrow") was formed as an indirect, wholly-owned subsidiary of AMOI for the sole purpose of issuing the First Lien Notes (as defined below) prior to the 2010 Restructuring described below. In December 2010, AMO Escrow merged with and into AMOI, and AMOI merged with and into American Media, Inc., as the surviving corporation in the merger. Given American Media Inc., was a holding company with only one subsidiary and owned 100% of AMOI, the merger did not result in a change in the historical cost basis of AMI’s consolidated assets and liabilities. As the merger occurred between entities under common control, the historical consolidated financial statements of AMOI have been presented as the consolidated financial statements of AMI and the financial information contained herein has been prepared and presented as if AMI had always been the reporting company. The merger of AMOI with and into American Media, Inc. was unrelated to the 2010 restructuring discussed below.

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

Item 1A. Risk Factors.

Our business faces many risks. Any of the following risks could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows and the actual outcome of matters as to which forward-looking statements are made in this Annual Report. While we believe we have identified and discussed below the material risks affecting our business, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that may adversely affect our business, financial condition and results of operations in the future.

Our substantial indebtedness and our ability to incur additional indebtedness could adversely affect our business, financial condition and results of operations.

Our future performance could be affected by our substantial indebtedness. As of March 31, 2015, our total outstanding indebtedness was approximately $324.3 million, consisting of $275.2 million principal amount of debt under the First Lien Notes, $2.2 million principal amount of debt under the Second Lien Notes, $32.2 million principal amount of debt under the New Second Lien Notes (the First Lien Notes, the Second Lien Notes and the New Second Lien Notes are collectively referred to herein as the "Senior Secured Notes") and $14.7 million amount of debt under the Amended and Restated Revolving Credit Facility. Our total consolidated interest expense was $50.8 million for fiscal 2015, which consists of interest under the Senior Secured Notes and the Amended and Restated Revolving Credit Facility. In addition, the Amended and Restated Revolving Credit Facility and the indentures governing the Senior Secured Notes contain certain covenants that, subject to certain exceptions, restrict us from paying dividends, incurring additional debt, creating liens, entering into certain mergers or consolidations, making acquisitions or other investments and selling or otherwise disposing of assets.

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

•	place us at a potential disadvantage compared to our competitors that have less debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

•	limiting our flexibility in planning for, or reacting to, changes in our business industry;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements or to carry out other aspects of our business; and

•	expose us to fluctuations in interest rates as the Amended and Restated Revolving Credit Facility has a variable rate of interest.

Under the Amended and Restated Revolving Credit Facility, we have to comply with a maximum first lien leverage ratio, a consolidated leverage ratio and an interest coverage ratio. Our ability to satisfy these ratios is dependent on our business performing in accordance with our projections. If the performance of our business deviates from our projections, we may not be able to satisfy these ratios. If we do not comply with these or other covenants and restrictions, we would be in default under our Amended and Restated Revolving Credit Facility unless we obtained a waiver from the required lenders thereunder. Our outstanding debt under our Amended and Restated Revolving Credit Facility, together with accrued interest, could then be declared immediately due and payable and commitments thereunder could be terminated. Our ability to comply with such provisions may be affected by events beyond our control. Moreover, the instruments governing almost all our other debt contain cross-acceleration provisions so that acceleration under any of our debt may result in a default under our other debt instruments. If a cross-acceleration occurs, the maturity of almost all our debt could be accelerated and become immediately due and payable. If that happens, we would not be able to satisfy our debt obligations, which would have a substantial adverse effect on our ability to continue as a going concern.

Obligations under our Amended and Restated Revolving Credit Facility are secured by liens on substantially all our assets and the assets of certain domestic subsidiaries. In addition, our obligations under our Amended and Restated Revolving Credit Facility are secured by a pledge of all the issued and outstanding shares of, or other equity interests in, certain of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our existing or subsequently acquired or organized foreign subsidiaries. If we, or one of our restricted subsidiaries, should be declared bankrupt or insolvent, or if we otherwise default under our Amended and Restated Revolving Credit Facility, the lenders could declare all the funds borrowed thereunder, together with accrued interest, immediately due and payable and commitments thereunder could be terminated. If we were unable to repay such debt, the lenders could foreclose on the pledged stock of our subsidiaries and on the assets in which they have been granted a security interest.

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

Historically, we have been able to offset some of the declines in circulation revenues, in part, through increases in cover prices and cost reductions. We may not be able to increase cover prices without decreasing circulation or be able to take other measures, such as increasing advertising rates or pages and reducing print orders of our titles, to offset such circulation revenue declines. In addition, we may not be able to reverse the circulation revenue declines described above, and such declines in circulation could have a material adverse effect on our business, financial condition and results of operations.

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

During fiscal 2015 single copy sales accounted for 78% of total circulation revenue and 79% during fiscal 2014 and 2013 and consisted of copies distributed to retailers primarily by two wholesalers. During fiscal 2015, 2014 and 2013, The News Group accounted for approximately 36%, 29% and 29%, respectively, of our total operating revenue and Hudson Group accounted for approximately 9%, 8% and 9%, respectively. We have long-term service arrangements with our wholesalers, which provide incentives to maintain certain levels of service. When these arrangements expire, we may not be able to renew them on favorable terms, extend the terms of these arrangements or extend our relationship with the wholesalers at all. Our business, financial condition and results of operations could be adversely affected by disruption of the distribution of our magazines through these wholesalers.

In May 2014, Source, our second-largest wholesaler at such time, notified us that they were ceasing substantially all distribution operations in the near term and filed for bankruptcy in June 2014.

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

Other measures taken to address the declining financial condition of the USPS could include increases in the rates for periodicals and local post office closures. We cannot predict with certainty the magnitude of future price changes in postage. In particular, postage represents a significant component of our total cost to distribute our printed products and represented approximately 6% of our total operating expense for fiscal 2015. If there are significant increases in postal rates and we are not able to offset such increases, our results of operations could be negatively impacted.

Our business and results of operations may be adversely affected by increases in fuel costs and the price of paper.

Many aspects of our business have been directly affected by increases in the cost of fuel and paper. Increased fuel costs have translated into increased costs for the products and services we receive from our third-party suppliers, including, but not limited to, increased production and distribution costs for our products. Paper represents a significant component of our total cost to produce our printed products and represented approximately 11% of our total operating expenses for fiscal 2015. Paper is a commodity and the price has been subject to significant volatility due to supply and demand in the marketplace as well as volatility in the raw material and other costs incurred by our paper suppliers. Although we have a long-term paper supply and purchasing agreement with the largest paper supply broker, we do not have any long-term pricing agreements with paper suppliers and suppliers may raise their prices for paper from time to time.

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

We rely on third-party vendors, including paper suppliers, printers, subscription fulfillment houses and subscription agents for the print portion of our business. The industries in which our print-related third-party vendors operate have experienced significant restructurings and consolidation in recent years, resulting in decreased availability of goods and services and competition. Further disruptions in these industries may make our third-party vendors unable or unwilling to provide us with goods and services on favorable terms and may lead to greater dependence on certain vendors, increased prices, and interruptions and delays in the services provided by these vendors, all of which would adversely affect our business.

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

In the future, we may seek to grow the Company and its businesses by making acquisitions or entering into partnerships, publishing services agreements or joint ventures. Any future acquisition, partnership, publishing services agreement or joint venture may require that we make significant cash investments, issue stock or incur substantial indebtedness. Such acquisitions and investments may require additional funding which may be provided in the form of additional indebtedness, equity financing or a combination thereof. We cannot assure that any such additional funding will be available to us on acceptable terms, or at all, or that we will be permitted under the terms of the Amended and Restated Revolving Credit Facility (or any replacement thereof) or under the terms of the indentures governing our Senior Secured Notes to obtain such financing for such purpose.

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

If an acquired business fails to operate as anticipated, cannot be successfully integrated with our existing business or one or more of the other risk and uncertainties identified above occur, our business, results of operations and financial condition could be adversely affected.

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
In January 2015, we sold our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment. We may decide to divest other segments or lines of business in the future. Divestitures have inherent risks, including possible delays in closing transactions, the risk of lower-than-expected sales proceeds for the divested businesses, unexpected costs associated with the separation of the business to be sold from our integrated information technology systems and other operating systems and potential post-closing claims for indemnification. Expected cost savings, which are offset by revenue losses from divested businesses, may also be difficult to achieve or maximize.
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

Our business relies on a combination of trade secrets, trademarks, tradenames, copyrights and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect our intellectual property and brand names. Our continued success and competitive position depends on our proprietary trademarks, copyrights and other intellectual property rights. See "Business - Intellectual Property" for a description of our intellectual property assets and the steps we take to protect them.

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

During an evaluation of goodwill and other identified intangible assets at September 30, 2014, the Company determined that indicators were present in certain reporting units which would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily due to the continuing softness in the consumer magazine sector, which impacts consumer and advertising spending, including further declines in certain advertising markets, resulting in lowered future cash flow projections. The evaluation resulted in the carrying value of tradenames for certain reporting units to exceed the estimated fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of $17.4 million to reduce the carrying value of tradenames and goodwill during the second quarter of fiscal 2015.

As of March 31, 2015, the net book value of our goodwill and other intangible assets was approximately $378.2 million. Changes in management's judgments and projections or assumptions used could result in a significantly different estimate of fair value and could materially change the impairment charge related to goodwill and tradenames.

Some provisions of Delaware law and our amended and restated certificate of incorporation may deter third parties from acquiring us.

Provisions contained in our amended and restated certificate of incorporation and the laws of Delaware, the state in which we are incorporated, could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our amended and restated certificate of incorporation impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions that our stockholders desire.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth certain information concerning the location, use and approximate square footage of our principal locations as of March 31, 2015, all of which are leased:

Location	Principal Use	Approximate Area in Square Feet
Boca Raton, FL	Editorial offices for our Celebrity Brands segment, administrative offices for our Publishing Services segment and executive administrative offices	55,660
New York, NY	Editorial and sales offices for all of our segments and executive administrative officers	99,054
Los Angeles, CA	Editorial offices for our Celebrity Brands segment	10,509

The leases for our offices and facilities expire between 2015 and 2022, and some of these leases are subject to renewal. We believe that our existing facilities are well maintained and in good operating condition.

Item 3.     Legal Proceedings.

On March 10, 2009, Anderson News, L.L.C. and Anderson Services, L.L.C., magazine wholesalers (collectively, “Anderson”), filed a lawsuit against American Media, Inc., DSI (now known as In-Store Services, Inc.), and various magazine publishers, wholesalers and distributors in the Federal District Court for the Southern District of New York (the “Anderson Action”). Anderson's complaint alleged that the defendants violated Section 1 of the Sherman Act by engaging in a purported industry-wide conspiracy to boycott Anderson and drive it out of business. Plaintiffs also purported to assert claims for defamation, tortious interference with contract and civil conspiracy. The complaint did not specify the amount of damages sought. On August 2, 2010, the District Court dismissed the action in its entirety with prejudice and without leave to replead and, on October 25, 2010, denied Anderson's motion for reconsideration of the dismissal decision. Anderson appealed the District Court's decisions.

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

In an order of the Delaware bankruptcy court, entered on November 14, 2011, American Media, Inc. and four other creditors (collectively, the “Creditors”), which also are defendants in the Anderson Action, were granted the right to file lawsuits against Anderson insiders asserting Anderson's claims identified by the examiner. The Creditors' retention of counsel to pursue the claims on a contingency fee basis was also approved. On November 14, 2011, pursuant to this order, a complaint was filed against 10 defendants. After a temporary stay of discovery pending conclusion of fact discovery in the Anderson Action, discovery in the bankruptcy action proceeded. On December 12, 2014, defendants in the adversary action moved for partial summary judgment seeking dismissal of certain of the Creditors’ claims. The motion was fully briefed on April 20, 2015.

By order dated November 6, 2013, the Delaware bankruptcy court granted American Media, Inc. and four of its co-defendants relief from the automatic bankruptcy stay of litigation against Anderson News, L.L.C. so that they could file a counterclaim in the Anderson Action against Anderson News, L.L.C. alleging that Anderson News, L.L.C. had violated the antitrust laws by engaging in a conspiracy to fix prices that wholesalers would pay publishers for their magazines and seeking an unspecified amount of damages to be proved at trial. Permission was obtained on January 23, 2014 from the District Court to file the counterclaim against Charles Anderson, Jr. and Anderson News, L.L.C. American Media, Inc. filed its amended answer and counterclaim in the Anderson Action on February 14, 2014. On December 15, 2014, the parties in the Anderson Action filed motions for summary judgment and to strike certain proposed expert testimony. The briefing on these motions was completed on April 17, 2015 and a hearing regarding these motions has been scheduled for July 22, 2015.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of our outstanding shares of common stock are privately held and there is no established public market for our shares. As a result of the Merger, the Parent acquired 100% of the issued and outstanding shares of common stock of AMI in August 2014.

We did not make any dividend payments in fiscal 2015, 2014 or 2013, and we do not anticipate paying any dividends on our common stock in the foreseeable future. The terms of our Amended and Restated Revolving Credit Facility restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends. With respect to the dividend restriction, the Amended and Restated Revolving Credit Facility and the Indentures include a cap on the total amount of cash available for distribution to our common stockholders.

For information regarding our capital structure and former equity compensation plans, see Note 14, "Capital Structure" in the notes to consolidated financial statements contained elsewhere in this Annual Report.

Item 6.    Selected Financial Data.

The following table sets forth selected historical consolidated financial information of American Media, Inc. as of and for each year in the five-year period ended March 31, 2015. The selected historical consolidated financial data as of March 31, 2015 and 2014 and for each of the years in the three-year period ended March 31, 2015 are derived from our historical consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated financial data for all other periods presented were derived from our audited consolidated financial statements that are not included elsewhere in this Annual Report.

You should review the selected historical financial data presented below in conjunction with our consolidated financial statements and the accompanying notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report. As a result of the sale of the Shape, Fit Pregnancy and Natural Health publications, the operations of AMI's former Women's Actively Lifestyle segment have been classified as discontinued operations for all periods presented. The prior year amounts have been recast to reflect the sale of the Women's Actively Lifestyle segment as discontinued operations.

	Fiscal Year Ended March 31,
(in thousands)	2015	2014	2013	2012	2011
Results of Operations
Circulation	$166,199	$187,613	$202,958	$217,866	$215,869
Advertising	67,258	72,953	65,212	72,134	76,564
Other	11,723	26,780	28,464	31,544	32,789
Total operating revenues	245,180	287,346	296,634	321,544	325,222
Operating expenses	250,961	253,561	297,607	268,217	246,753
Operating income (loss)	(5,781)	33,785	(973)	53,327	78,469
Other expenses, net	(51,150)	(60,098)	(61,464)	(61,535)	(94,002)
Income tax provision (benefit)	(15,689)	30,659	(6,436)	(22,457)	(1,839)
Income (loss) from continuing operations	(41,242)	(56,972)	(56,001)	14,249	(13,694)
Income from discontinued operations, net of income taxes	15,334	3,701	456	8,044	9,731
Net income (loss)	(25,908)	(53,271)	(55,545)	22,293	(3,963)
Less: net income attributable to noncontrolling interests	(1,219)	(1,048)	(694)	(726)	(510)
Net income (loss) attributable to American Media, Inc. and subsidiaries	$(27,127)	$(54,319)	$(56,239)	$21,567	$(4,473)
	March 31,
(in thousands)	2015	2014	2013	2012	2011
Cash and cash equivalents	$3,452	$3,030	$2,358	$5,218	$21,276
Goodwill and other identified intangible assets, net	378,179	398,323	409,919	460,713	441,485
Total assets	466,025	572,640	506,494	575,457	557,790
Total debt, net of premium and discount	324,269	498,477	481,889	476,889	489,889
Total stockholders' deficit	(36,948)	(131,973)	(77,762)	(21,349)	(42,878)

Notes to Selected Financial Data

Net (loss) income attributable to American Media, Inc. and subsidiaries for fiscal year

2015 includes non-cash goodwill and tradename impairment charges related to certain reporting units of approximately $17.4 million, AMI's share of share of bad debt and other expenses related to wholesaler shutdowns of approximately $8.4 million, costs related to restructuring and severance of approximately $7.1 million and Merger and related transaction costs of approximately $4.8 million.

2014 includes non-cash tradename impairment charges related to certain reporting units of approximately $9.2 million and AMI's share of bad debt related to Source and other wholesaler shutdowns of approximately $5.1 million.

2013 includes non-cash goodwill and tradename impairment charges related to certain reporting units of approximately $50.6 million.

2011 includes reorganization costs of approximately $24.5 million and a loss on extinguishment of debt of approximately $8.6 million.

Total stockholders' deficit includes approximately $121.5 million in fiscal 2015 related to the exchange of debt for equity in connection with the Conversion and fiscal 2011 includes a gain on restructuring of approximately $587.0 million related to the exchange of debt for equity in connection with the 2010 Restructuring.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. This discussion and analysis contains statements that constitute forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in "Cautionary Statements Regarding Forward-Looking Information" and "Risk Factors" included in this Annual Report.

ORGANIZATION OF INFORMATION

Our discussion is presented in the following sections:

•	Executive Summary

•	Recent Developments and Management Action Plans

•	Results of Operations

•	Operating Segments

•	Liquidity and Capital Resources

•	Contractual Obligations and Other Commitments

•	Seasonality and Quarterly Fluctuations

•	Off-Balance Sheet Financing

•	Application of Critical Accounting Estimates

•	Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY

American Media, Inc. together with its subsidiaries (collectively, the "Company", "AMI", "we", "our" or "us") is one of the largest publishers of celebrity and health and active lifestyle magazines in the United States, with a diversified portfolio of 10 publications that have a combined monthly print and digital audience of more than 40 million readers and monthly on-line audience of approximately 49 million readers.

In January 2015, we sold our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment, for approximately $60 million in cash plus an earnout of up to $60 million. As a result, the operations of the Women's Active Lifestyle segment have been classified as discontinued operations in all periods presented. After giving effect to the divestiture of our Women's Active Lifestyle segment, we report under a new segment structure beginning in the fourth quarter of fiscal 2015 and accordingly have recast prior period segment amounts.

Our remaining well-known publications cover two primary operating segments: Celebrity and Men's Active Lifestyle. Within our Celebrity segment, our portfolio of brands includes: National Enquirer, Star, OK!, Globe, National Examiner and Soap Opera Digest. Within our Men's Active Lifestyle segment, our portfolio of brands include: Men's Fitness, Muscle & Fitness, Muscle & Fitness Hers and Flex. Our third, non-operating segment, Corporate and Other, includes our international licensing of certain health and fitness publications, photo syndication for all our media content platforms and strategic management services for publishers.

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

Our largest revenue stream comes from single copy newsstand sales. Our second largest revenue stream comes from multi-platform advertising. Our primary operating expenses consist of production, distribution, circulation and other cost of sales, as well as selling, general and administrative expenses. We incur most of our operating expenses during the production of our printed magazines, which includes costs for printing and paper. Paper is the principal raw material utilized in our publications. We have a long-term paper supply and purchasing agreement with the largest paper supply broker in the United States which manages all aspects of our raw material paper inventory. The price of paper is driven by market conditions and therefore difficult to predict. Changes in paper prices could significantly affect our business.

We are experiencing declines in our circulation revenue and print advertising as a result of market conditions in the magazine publishing industry. These declines are primarily caused by the disruption in our wholesaler distribution channel, the overall decline in the celebrity newsstand market and the decline in the consumer advertising market coupled with the shift in advertising dollars from print to digital. Our financial performance depends, in large part, on varying conditions in the markets we serve. Demand in these markets tends to fluctuate in response to overall economic conditions and current events. Since magazines are generally discretionary purchases for consumers, our circulation revenues are sensitive to economic downturns. Adverse changes in the markets we serve generally result in reductions in revenue as a result of lower consumer spending, which can lead to a reduction in advertising revenue.

Our fiscal year ended on March 31, 2015 and is referred to herein as fiscal 2015. References to our fiscal year (e.g. "fiscal 2015") refer to our fiscal year ended March 31st of the applicable year.

RECENT DEVELOPMENTS AND MANAGEMENT ACTION PLANS

Recent Developments

The Merger

In August 2014, we entered into an agreement and plan of merger (the "Merger Agreement") with AMI Parent Holdings, LLC, a Delaware limited liability company (the "Parent"), which is controlled by certain investors of AMI (collectively, the "Investors"), and AMI Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (the "Merger Sub"), whereby the Merger Sub was merged with and into AMI (the "Merger") with AMI surviving the Merger as a wholly-owned subsidiary of the Parent. As a result of the Merger, the Parent acquired 100% of the issued and outstanding shares of common stock of AMI. See "Liquidity and Capital Resources - Revolving Credit Facility and Senior Secured Notes" within this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further information regarding the Merger and related transactions.

Debt Related Transactions

In connection with the Merger, AMI entered into a note purchase agreement (the "Note Purchase Agreement") with the Investors pursuant to which AMI issued to the Investors approximately $12.3 million in aggregate principal amount of senior secured notes, which bear interest at a rate of 10% per annum, payable in kind, and mature in June 2018 (the "Second Lien PIK Notes").

In September 2014, AMI entered into an exchange agreement with the Parent and the Investors pursuant to which the Investors exchanged approximately $121.1 million in aggregate principal amount of senior secured notes of AMI, consisting of $113.3 million in aggregate principal amount of Second Lien PIK Notes (including the $12.3 million issued in connection with the Note Purchase Agreement) and $7.8 million in aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum and mature in June 2018 (the "Second Lien Notes"), plus accrued and unpaid interest of approximately $2.9 million, for equity interests in the Parent.

In January 2015, AMI exchanged approximately $32.0 million in aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum and mature in June 2017 (the "First Lien Notes"), plus accrued and unpaid interest, held by the Investors, for approximately $39.0 million aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 7.0% per annum and mature in July 2020 (the "New Second Lien Notes"), pursuant to an exchange agreement.

In February 2015, we amended and restated the revolving credit facility to, among other things, extend the maturity date to December 2016, reduce the borrowing capacity from $40.0 million to $35.0 million and amend the first lien leverage ratio and certain other covenants and provisions.

During fiscal 2015, AMI repurchased approximately $56.1 million in aggregate principal amount of senior secured notes, consisting of $55.5 million in aggregate principal amount of First Lien Notes and $0.6 million in aggregate principal amount of Second Lien Notes, plus accrued and unpaid interest, in the open market, from the Investors.

At March 31, 2015, the Company's total principal amount of senior secured notes was approximately $309.6 million.

Subsequent to March 31, 2015, the Company repurchased approximately $2.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, in the open market, from the Investors. After giving effect to this repurchase approximately $273.2 million aggregate principal amount of First Lien Notes remain outstanding.

See "Liquidity and Capital Resources - Revolving Credit Facility and Senior Secured Notes" within this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a further discussion regarding our debt agreements.

Dispositions

In November 2014, AMI sold its Country Weekly publication for approximately $3.0 million in cash and entered into a long-term publishing services agreement. The operating results of Country Weekly were insignificant to the Company's consolidated financial statements for the fiscal years ended March 31, 2015, 2014 and 2013 and did not meet the criteria for presentation of discontinued operations.

In January 2015, AMI and its wholly-owned subsidiary Weider Publications, LLC entered into an asset purchase agreement (the "Purchase Agreement") with Meredith Corporation ("Meredith"). The Purchase Agreement provided for the sale of AMI's Shape, Fit Pregnancy and Natural Health brands and magazines, which comprised its Women's Active Lifestyle segment. We received the initial cash consideration of $60.0 million in January 2015 when the transaction closed. AMI is further entitled to additional consideration (the "Additional Consideration"), in the form of a one-time payment, following the completion of Meredith's 2018 fiscal year on June 30, 2018. The Additional Consideration, up to $60.0 million, will be based upon 40% of the adjusted operating profit of the combination of AMI's Shape brand and Meredith's Fitness brand.

Pursuant to the Purchase Agreement, AMI continued to publish the Shape, Fit Pregnancy and Natural Health magazines with on-sale dates through March 31, 2015, after which Meredith assumed publishing responsibilities for such titles. Effective as of the closing, Meredith assumed control over the digital assets used with Shape, Fit Pregnancy and Natural Health. AMI will have no continuing involvement in the operations of these publications subsequent to March 31, 2015.

Digital Initiatives

Our fully integrated print and digital sales team is comprised of more than 60 sales executives, with a dozen digital brand champion sales staff across all the websites. We believe our structure is highly effective to respond to our advertisers' requests for integrated marketing solutions for combined print and digital, as well as digital-only programs. During fiscal 2015, our digital advertising revenue increased 26% over the comparable prior year period.

We have launched digital editions for all our brands on the following platforms: Next Issue Media, Apple, Google newsstand, Zinio, Amazon Kindle and Barnes & Noble's Nook.

Print Initiatives

The relaunch of Men's Fitness continues to attract new luxury goods advertisers. During fiscal 2015, total advertising revenues increased 14% for Men's Fitness as compared to the prior period. During fiscal 2015, there were over 100 new lifestyle advertisers, such as Grey Goose, HBO, Garnier, Mazda, SmartWater, New Balance, Dick's Sporting Goods and DSW, which had not previously invested in Men's Fitness.

The success of Men's Fitness allowed us to reposition Muscle & Fitness in the marketplace to fill the gap in fitness and training content that was left when Men's Fitness expanded its active lifestyle coverage. In addition to its current readers, the editorial for Muscle & Fitness also targets a new generation of fitness enthusiast by broadening the definition of what "fitness" really means. By expanding the editorial focus to include a wider range of fitness training, Muscle & Fitness attracts a wider audience at the newsstand. In addition, we have been able to capture advertising targeted at the fitness realm, but not limited to weight training, such as Nike and Reebok, as well as luxury good advertisers similar to the mix of advertisers in Men's Fitness.

Branded Products

In December 2014, we entered into a multi-year e-commerce partnership with GNC Holdings, Inc., across our health and fitness websites. The "Shop GNC" stores offer a selection of GNC products curated by the editors of our health and fitness publications at the brands in addition to access to the full GNC.com assortment of products. This is the first partnership of its kind for GNC's e-commerce business with a global media and content partner such as AMI. We also have a long-term agreement with GNC for publishing print editions of our Men's Fitness magazine (and Shape magazine pursuant to a licensing agreement with Meredith) in a combined special interest publication distributed in over 4,200 GNC stores, on a quarterly basis, in North America.

Last year, we became a strategic partner to Microsoft and produced Men's Fitness and Muscle & Fitness branded exercise and workout videos for Microsoft to incorporate into their Bing Health and Fitness application. This year, we entered into multiple contracts with Microsoft to create and provide additional exercise and workout videos, as well as providing our content for syndication, to be distributed through Microsoft offerings.

Other Developments

Declines in magazine sales at newsstands and other retail outlets have increased the financial instability of magazine wholesalers. Several of our smaller wholesalers ceased operation in early 2014 and Source Interlink Companies ("Source"), our second-largest wholesaler at such time, ceased operations in June 2014.

Prior to the execution of the Merger Agreement and the Note Purchase Agreement, AMI entered into various supplemental indentures to, among other things, permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement and eliminate AMI's obligation to repurchase approximately $12.7 million of senior secured notes, during fiscal 2015, pursuant to the terms of the indenture of certain senior secured notes and the exchange agreement related to such certain senior secured notes. See Liquidity and Capital Resources - Revolving Credit Facility and Senior Secured Notes within this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further information regarding the Merger and related transactions.

Management Action Plans for Cost Savings

During fiscal 2014, we developed and implemented management action plans that resulted in $5.1 million of cost savings in fiscal 2014 (the "2014 Management Action Plans"). The expense improvements were primarily in print order efficiencies and editorial expense reductions. We realized the benefits from the 2014 Management Actions Plans in fiscal 2014 and certain of these cost savings may benefit fiscal 2015 and beyond.

During fiscal 2015, we developed and implemented management action plans that we expect will result in $6.1 million of cost savings in fiscal 2015 and $5.7 million of cost savings in fiscal 2016 (the "2015 and 2016 Management Action Plans"). These expense improvements were primarily from outsourcing technology and operating functions, digital content re-negotiations, and editorial and advertising sales expense reductions. We will realize the benefits from the 2015 and 2016 Management Action Plans in fiscal 2015, fiscal 2016 and beyond.

Reference to Management Action Plans refers to the 2014 Management Action Plans and the 2015 and 2016 Management Action Plans.

RESULTS OF OPERATIONS

The following table provides a summary of our operating results for the fiscal years ended March 31, 2015, 2014 and 2013 on a consolidated basis:

	Fiscal years ended March 31,			% Change
(in thousands)	2015	2014	2013	'15 vs. '14	'14 vs. '13
Operating revenues:
Circulation	$166,199	$187,613	$202,958	(11)%	(8)%
Advertising	67,258	72,953	65,212	(8)%	12%
Other	11,723	26,780	28,464	(56)%	(6)%
Total operating revenues	245,180	287,346	296,634	(15)%	(3)%
Operating expenses	250,961	253,561	297,607	(1)%	(15)%
Operating income (loss)	(5,781)	33,785	(973)	*	*
Other expense, net	(51,150)	(60,098)	(61,464)	(15)%	(2)%
Loss from continuing operations before income tax provision (benefit)	(56,931)	(26,313)	(62,437)	*	(58)%
Income tax provision (benefit)	(15,689)	30,659	(6,436)	*	*
Net loss from continuing operations	(41,242)	(56,972)	(56,001)	(28)%	2%
Income (loss) from discontinued operations, net of taxes	15,334	3,701	456	*	*
Net loss	(25,908)	(53,271)	(55,545)	(51)%	(4)%
Less: net (income) attributable to the noncontrolling interest	(1,219)	(1,048)	(694)	16%	51%
Net loss attributable to American Media, Inc. and subsidiaries	$(27,127)	$(54,319)	$(56,239)	(50)%	(3)%
* Represents an increase or decrease in excess of 100%.

Operating Revenues

During fiscal 2015, total operating revenues decreased $42.2 million compared to the prior period primarily due to reduced circulation ($21.4 million), advertising ($5.7 million) and other revenues ($15.1 million).

Circulation revenue has declined due to the industry-wide disruption in our wholesaler channel due to the shutdown and bankruptcy of Source coupled with the decline in the celebrity magazine sector. In addition, the consumer advertising market declined 11% which impacted all consumer print magazines. The decline in other revenue was due to the divestiture of our distribution and merchandising business (DSI) in September 2013 ($5.2 million), coupled with an unfavorable timing of certain non-recurring revenue streams ($8.2 million), partially offset by higher revenue from the Mr. Olympia event ($1.3 million).

Total operating revenues decreased slightly during fiscal 2014 due to a decline in circulation revenue and the divestiture of DSI, which was mostly offset by higher advertising revenue. The increase in advertising revenue was primarily due to the success of the relaunch of Men's Fitness as an active lifestyle magazine.

On a pro forma basis, after the divestiture of DSI, total operating revenues would have increased $5.8 million or 2% during fiscal 2014. Other revenues would have increased $8.7 million or 64% primarily due to our digital initiatives and continued success of the Mr. Olympia event.

The following table summarizes our operating revenues, by type, as a percentage of total operating revenues:

	Fiscal years ended March 31,
	2015	2014	2013
Circulation	68%	65%	68%
Advertising	27%	25%	22%
Other	5%	10%	10%
Total	100%	100%	100%

Circulation Revenue

Total circulation of our print publications with a frequency of six or more times per year, were approximately 3.2 million copies per issue during fiscal 2015 and 3.5 million copies per issue during fiscal 2014 and 2013. As of March 31, 2015, our print publications comprised approximately 24% of total U.S. and Canadian newsstand circulation for weekly publications that are audited by the Alliance for Audited Media.

Our circulation revenue represented 68%, 65% and 68% of our operating revenues during fiscal 2015, 2014 and 2013, respectively and is comprised of the following components:

	Fiscal years ended March 31,
	2015	2014	2013
Single Copy	78%	79%	79%
Subscription	22%	21%	21%
Total	100%	100%	100%

As of March 31, 2015, our digital subscriptions represent 20% of our 2.1 million paid subscriptions, the highest percentage among our competitive set. Digital subscription revenue represented 1%, 3% and 4% of our circulation revenue during fiscal 2015, 2014 and 2013, respectively.

Circulation revenue declined $21.4 million and $15.3 million during fiscal 2015 and 2014, respectively, compared to the prior fiscal years due to the continued softness in the consumer magazine sector, coupled with the decline in the celebrity newsstand magazine market and the discontinuance and reduction of special one-time celebrity publications. Circulation revenue was further impacted during fiscal 2015 by the industry-wide disruption in our wholesaler channel due to the shutdown and bankruptcy of Source.

Advertising Revenue

Our advertising revenue represented 27%, 25% and 22% of our operating revenues during fiscal 2015, 2014 and 2013, respectively. Our advertising revenue is generated from the following components:

	Fiscal years ended March 31,
	2015	2014	2013
Print	85%	89%	95%
Digital	15%	11%	5%
Total	100%	100%	100%

Advertising revenue decreased $5.7 million during fiscal 2015 due to lower print advertising revenue ($7.7 million), partially offset by higher digital advertising ($2.0 million). Print advertising revenue was negatively impacted by the decline in the consumer magazine sector coupled with the reduced frequency of certain publications and the transformation of advertising from print to digital.

Advertising revenue increased $7.7 million during fiscal 2014 due to higher ad spending by beauty, packaged goods and luxury goods advertisers, primarily in Men's Fitness as a result of the market acceptance for the editorial repositioning of this publication. In addition, advertising revenue also increased in Star and OK! magazines due to creative marketing programs, content integration and efficiencies that our advertisers requested.

Other Revenue

Our other revenue represented 5% of our operating revenues during fiscal 2015 and 10% during fiscal 2014 and 2013.

During fiscal 2015, other revenue decreased $15.1 million due to the divestiture of our distribution and merchandising business (DSI) in September 2013 ($5.2 million) coupled with an unfavorable timing of certain non-recurring revenue streams ($8.2 million), partially offset by the Mr. Olympia event ($1.3 million).

During fiscal 2014, other revenue decreased $1.7 million primarily due to a decline in revenue from the DSI divestiture in September 2013.

On a pro forma basis, post divestiture of DSI, other revenues would have increased $8.7 million or 64% during fiscal 2014. This was due to higher revenues from Microsoft, the Mr. Olympia event and management fees and income from certain joint ventures.

Operating Expenses

The following table provides a summary of our operating expenses for the fiscal years ended March 31, 2015, 2014 and 2013 on a consolidated basis:

	Fiscal years ended March 31,			% Change
(in thousands)	2015	2014	2013	'15 vs. '14	'14 vs. '13
Operating Expenses:
Editorial	$26,804	$30,870	$33,620	(13)%	(8)%
Production	66,088	75,664	82,006	(13)%	(8)%
Distribution, circulation and other costs	39,010	46,023	53,956	(15)%	(15)%
Total cost of sales	131,902	152,557	169,582	(14)%	(10)%
Selling, general and administrative	86,636	78,331	67,854	11%	15%
Depreciation and amortization	13,965	13,435	9,573	4%	40%
Impairment of goodwill and intangible assets	18,458	9,238	50,598	100%	(82)%
Total operating expenses	$250,961	$253,561	$297,607	(1)%	(15)%

We incur most of our operating expenses during the production of our printed magazines, which includes costs for printing and paper. Paper is the principal raw material utilized in our publications. We have a long-term paper supply and purchasing agreement with the largest paper supply broker in the United States which manages all aspects of our raw material paper inventory. The price of paper is driven by market conditions and therefore difficult to predict. Changes in paper prices could significantly affect our business. We believe adequate supplies of paper are available to fulfill our planned, as well as future, publishing requirements. We have long-term printing contracts with three major third-party printing companies.

Our production costs, including paper and printing costs, accounted for approximately 26%, 30% and 28% of our total operating expenses for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

Distribution, circulation and other costs consist primarily of postage and the cost of freight to our wholesalers and fulfillment companies for newsstand and subscription distribution. Our distribution, circulation and other cost of sales accounted for approximately 16% of our operating expenses for fiscal 2015 and 18% for each of fiscal 2014 and 2013.

Total Cost of Sales

Total cost of sales decreased during fiscal 2015 and 2014 compared to the prior year periods primarily due to planned expense reductions pursuant to the Management Action Plans in the following areas: $4.1 million in editorial expenses, $9.6 million in production expenses and $7.0 million in distribution and circulation during fiscal 2015 and $2.8 million in editorial expenses, $6.3 million in production and $7.9 million in distribution and circulation during fiscal 2014.

Selling, General and Administrative

Selling, general and administrative costs increased $8.3 million and $10.5 million during fiscal 2015 and 2014, respectively, as compared to the prior year periods.

Expenses increased during fiscal 2015 primarily due to the Merger and related transactions ($4.8 million), bad debt expense due to the wholesaler bankruptcy ($3.3 million), costs associated with restructuring ($1.5 million) and the timing of gains from insurance settlement recognized in the prior comparable period ($1.4 million), partially offset by the divestiture of our distribution and merchandising business (DSI) in September 2013 ($2.1 million).

The increase during fiscal 2014 was primarily due to the continued investment in our digital strategy ($1.1 million), bad debt expense related to wholesaler shutdowns ($4.7 million), higher advertising sales expenses primarily for salaries and commissions ($1.1 million), increase in outside services ($2.5 million) and restructuring costs, severance and closure of certain publications ($1.0 million). These increases have been partially offset by the divestiture of DSI ($0.2 million).

Depreciation and Amortization

Depreciation and amortization expenses, which are non-cash, increased $0.5 million and $3.9 million during fiscal 2015 and 2014, respectively, as compared to the prior year periods due to the increases in property and equipment and intangible assets.

Impairment of Goodwill and Intangible Assets

During an evaluation of goodwill and other identified intangible assets during fiscal 2015 and 2014, we determined that indicators were present in certain reporting units that would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily the result of the near-term advertising revenue shortfall coupled with the continued softness in the print publication industry overall, which resulted in lowered future cash flow projections.
As a result, an interim impairment test of goodwill and other indefinite-lived intangible assets was performed for certain reporting units. The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the fair value. As a result, the Company recorded a pre-tax non-cash impairment charge totaling $18.5 million for goodwill and tradenames and $9.2 million for tradenames during fiscal 2015 and 2014, respectively.

Non-Operating Items

Interest Expense

Interest expense decreased $7.5 million and $1.4 million during fiscal 2015 and 2014, respectively, when compared to the prior year period due to reduction in the aggregate principal amount of senior secured notes outstanding.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs increased $2.3 million and $0.2 million during fiscal 2015 and 2014, respectively, due to the additional amortization associated with the reduction of outstanding senior secured notes.

Income Taxes

We recorded an income tax benefit of $15.7 million during fiscal 2015 primarily due to the release of a portion of the valuation allowance. This was a direct result of the reclassification of certain tradenames from indefinite lived to finite lived effective October 1, 2014.

During fiscal 2014, we recorded an income tax provision of $30.7 million due to the $40.3 million valuation allowance which was recorded against the Company's net deferred tax assets.

Net Loss Attributable to American Media, Inc.

The $27.1 million of net loss attributable to American Media, Inc. for fiscal 2015 represents a $27.2 million improvement from the comparable prior year period. This improvement is primarily attributable to the $46.3 million decrease in provision for income taxes, the $11.6 million increase in income from discontinued operations, net of tax, and the $7.5 million decrease in interest expense, partially offset by the $39.6 million decrease in operating income.

The $54.3 million of net loss attributable to American Media, Inc. for fiscal 2014 represents a $1.9 million improvement from the comparable prior year period. This improvement is primarily due to the $34.8 million increase in operating income, the $3.2 million increase in income from discontinued operations, net of tax, and the $1.4 million decrease in interest expense, partially offset by the $37.1 million increase in income tax provision.

OPERATING SEGMENTS

Our operating segments consist of: Celebrity Brands, Men’s Active Lifestyle and Corporate and Other. After the divestiture of our Women's Active Lifestyle segment, we report under a new segment structure beginning in the fourth quarter of fiscal 2015. Given this change, we have restated prior period segment information to correspond to the current segment reporting structure. This reporting structure is organized according to the markets each segment serves and allows management to focus its efforts on providing the best content to a wide range of consumers.

Our operating segments consist of the following brands in print and digital, as of March 31, 2015:

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

•
Muscle & Fitness, a fitness physique training magazine appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control, sports nutrition and supplements; MuscleandFitness.com provides workout videos and nutritional advice;

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

•
Mr. Olympia, a four-day event held annually in September in Las Vegas attracting over 50,000 fans of bodybuilding and fitness experts from around the world; includes a two-day health and fitness expo with 340 exhibitors including physical exercise challenges and merchandising opportunities that culminates with the world's most prestigious and largest event in bodybuilding and fitness, the Mr. Olympia contest; and

•
Weider UK, a wholly-owned subsidiary, publishes Muscle & Fitness and Flex in the United Kingdom, France and Germany and licenses the content in Holland and Australia. Each market edition is in a local language with local content and has its own website. Effective April 1, 2015, we relocated the business activities for these publications from the United Kingdom to our New York offices.

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

Corporate overhead expenses are not allocated to other segments. They are as follows: corporate executive, production, circulation, information technology, accounting, legal, human resources, business development and administrative department costs.

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

We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. Our calculations of operating income (loss) herein may be different from the calculations used by other companies, therefore comparability may be limited. The accounting policies for the operating segments are the same as those described in the notes to the consolidated financial statements in this Annual Report, specifically Note 2, "Summary of Significant Accounting Policies."

The following table summarizes our total operating revenues by segment:

	Fiscal years ended March 31,			% Change
(in thousands)	2015	2014	2013	'15 vs. '14	'14 vs. '13
Segment operating revenues:
Celebrity Brands	$179,825	$202,580	$215,946	(11)%	(6)%
Men's Active Lifestyle	59,226	66,698	60,770	(11)%	10%
Corporate and Other	6,129	18,068	19,918	(66)%	(9)%
Total operating revenues	$245,180	$287,346	$296,634	(15)%	(3)%

Total operating revenues decreased $42.2 million, or 15%, during fiscal 2015 due to the 18% decline in the overall celebrity newsstand market, primarily due to the industry-wide disruption in our wholesaler distribution channel, coupled with the 11% decline in the consumer advertising market. Other revenue was impacted during fiscal 2015 by the divestiture of our distribution and merchandising business (DSI) in September 2013 ($5.2 million), coupled with an unfavorable timing of certain non-recurring revenue streams ($8.2 million), partially offset higher revenue from the Mr. Olympia event ($1.3 million).

During fiscal 2014, total operating revenues decreased $9.3 million, or 3%, primarily due to the 11% decline in the celebrity newsstand market coupled with the divestiture of our distribution and merchandising business in September 2013, partially offset by higher advertising revenues in the Celebrity Brands and Men's Active Lifestyle segments.

The following table summarizes the percentage of segment operating revenues:

	Fiscal years ended March 31,
	2015	2014	2013
Segment operating revenues:
Celebrity Brands	73%	71%	73%
Men's Active Lifestyle	24%	23%	20%
Corporate and Other	3%	6%	7%
Total	100%	100%	100%

The following table summarizes our segment operating income (loss) before impairment for goodwill and intangible assets:

	Fiscal years ended March 31,			% Change
(in thousands)	2015	2014	2013	'15 vs. '14	'14 vs. '13
Operating income (loss) before impairment:
Celebrity Brands	$67,915	$73,276	$75,114	(7)%	(2)%
Men's Active Lifestyle	11,557	20,968	18,163	(45)%	15%
Corporate and Other	(66,795)	(51,221)	(43,652)	30%	17%
Total operating income before impairment	12,677	43,023	49,625	(71)%	(13)%
Impairment of goodwill and intangible assets	18,458	9,238	50,598	100%	(82)%
Total operating income (loss)	$(5,781)	$33,785	$(973)	*	*
* Represents an increase or decrease in excess of 100%.

Total operating income before impairment decreased $30.3 million and $6.6 million, respectively, during fiscal 2015 and 2014 primarily due to the lower operating revenues previously mentioned. These declines were partially offset by lower operating expenses related to the divestiture of our distribution and merchandising business and the planned expense savings pursuant to the Management Action Plans.

The pre-tax non-cash impairment charge for goodwill and intangible assets was $18.5 million and $9.2 million during fiscal 2015 and 2014, respectively, and impacted the Men's Active Lifestyle segment goodwill and tradenames. The pre-tax non-cash impairment charges were primarily the result of the continuing softness in the consumer magazine sector, which impacts consumer and advertising spending, resulting in lowered future cash flow projections. See the notes to the consolidated financial statements in this Annual Report, specifically Note 3, "Goodwill and Other Identified Intangible Assets."

Celebrity Brands Segment

The Celebrity Brands segment comprised 73%, 71% and 73% of our total operating revenues for fiscal 2015, 2014 and 2013, respectively.

Operating Revenues

Total operating revenues in the Celebrity Brands segment were $179.8 million for fiscal 2015, representing a decrease of $22.8 million, or 11%, over the comparable prior year period. Circulation revenue declined $19.7 million, or 11%, due to a reduction in the celebrity newsstand sales primarily due to the bankruptcy of Source, our second largest wholesaler, and the 18% decline in the celebrity newsstand market ($18.4 million) coupled with a planned discontinuance and reduction of special one-time celebrity publications ($1.3 million). Advertising revenue declined $2.1 million due to the softness in the consumer magazine sector.

Total operating revenues in the Celebrity Brands segment were $202.6 million for fiscal 2014 representing a decrease of $13.4 million, or 6%, over the comparable prior year period. Circulation revenue decreased $15.9 million which was caused by the 11% decline in the celebrity newsstand market ($11.7 million), coupled with the discontinuance and reduction of special interest publications ($4.2 million). This decline was partially offset by the $2. 8 million increase in advertising revenue primarily due to the performance of Star and OK!'s marketing programs, content integration and greater efficiencies in reaching our target audience.

Operating Income

The Celebrity Brands segment operating income before impairment decreased $5.4 million, or 7%, to $67.9 million during fiscal 2015.
This decline was caused by the revenue shortfalls mentions above. Our Management Action Plans implemented in fiscal 2014 and 2015 reduced costs by $17.4 million during fiscal 2015.

Operating income before impairment in the Celebrity Brands segment decreased during fiscal 2014 from prior year by $1.8 million, or 2%, to $73.3 million, primarily due to the reasons mentioned above. This was partially offset by our Management Action Plans implemented in fiscal 2013, which reduced expenses by $11.5 million during fiscal 2014.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment represented 24%, 23% and 20% of our consolidated operating revenues for fiscal 2015, 2014 and 2013, respectively.

Operating Revenues

Total operating revenues in the Men’s Active Lifestyle segment were $59.2 million during fiscal 2015, a decrease of $7.5 million, or 11%, over the comparable prior year period. The decline in circulation revenue ($2.6 million) and print advertising revenue ($7.1 million) was primarily due to the reduction in the publishing frequency of Muscle & Fitness and Flex, from twelve times per year to ten times per year (or two less issues) during fiscal 2015. Print advertising revenue has also been negatively impacted during fiscal 2015 by a major advertiser who shifted their entire advertising budget ($4.0 million) from print to digital and social advertising platform investments outside the Men's Active Lifestyle category. A portion of this advertising business has already returned to the Men's Active Lifestyle segment during fiscal 2016. These declines were partially offset by the increase in digital advertising revenue ($1.3 million), which is directly attributable to the relaunch and repositioning of Men's Fitness, and the increased revenues from the Mr. Olympia event ($1.3 million, or 26%).

Total operating revenues in the Men’s Active Lifestyle segment for fiscal 2014 were $66.7 million, a $5.9 million, or 10%, increase from prior year. Advertising revenue increased $5.0 million, which is directly attributable to the relaunch and repositioning of Men's Fitness magazine and companion website. In addition, the revenue from the Mr. Olympia event increased $1.4 million, or 37% from prior year. This was partially offset by a $0.9 million decline in circulation revenue.

Operating Income

Operating income before impairment in the Men’s Active Lifestyle segment declined during fiscal 2015 from prior year by $9.4 million, or 45%, to $11.6 million. This decline is due to the reasons mentioned above coupled with an increase in amortization expense related to the classification of certain tradenames from indefinite lived intangibles to finite lives of 15 years, effective October 1, 2014 ($1.5 million).

Operating income before impairment in the Men’s Active Lifestyle segment increased during fiscal 2014 from prior year by $2.8 million, or 15%, to $21.0 million. This increase was attributable to higher advertising volume and the increase in revenue from the Mr. Olympia event, as discussed above, partially offset by the increase in costs associated with the Mr. Olympia event.

Corporate and Other Segment

The Corporate and Other segment was 3%, 6% and 7% of our consolidated operating revenues for fiscal 2015, 2014 and 2013, respectively.

Operating Revenues

Total operating revenues in the Corporate and Other segment were $6.1 million during fiscal 2015, a decrease of $11.9 million, or 66%, from prior year. This decline was attributable to the divestiture of our distribution and merchandising business in September 2013 ($5.2 million), the timing of the custom video projects for Microsoft ($4.7 million) and the cessation of certain publishing services ($2.3 million).

Total operating revenues in the Corporate and Other segment for fiscal 2014 were $18.1 million, a decrease of $1.9 million, or 9%, from prior year. This decrease was due to the $9.8 million decline in revenue due to the divestiture of our distribution and merchandising business in September 2013, partially offset by $4.8 million from the video projects with Microsoft and $1.7 million in management fees and income from certain joint ventures.

Operating Loss

Total operating loss before impairment increased by $15.6 million, or 30%, to $66.8 million during fiscal 2015, compared to the prior year period. This increase was attributable to the $11.9 million decline in operating revenue coupled with a $3.6 million increase in operating expenses. Operating expenses increased primarily due to the bad debt expense related to the wholesaler shutdowns ($3.3 million) and the costs incurred for the Merger and other related transactions ($3.4 million), coupled with the timing of the gains on insurance settlement recognized in the prior comparable period ($1.4 million). These expense increases were partially offset by the $5.2 million decrease in operating expenses related to the divestiture of our distribution and merchandising business.

Total operating loss increased by $7.6 million, or 17%, to $51.2 million during fiscal 2014. This increase was attributable to the $1.9 million decline in operating revenue coupled with an $11.5 million increase in operating expenses, primarily for the continued investment in our digital strategy, bad debt expense related to wholesaler shutdowns, costs related to launches and closures of publications and other non-recurring expenses coupled with the $3.5 million increase in non-cash depreciation and amortization expense. These increases are partially offset by the $9.3 million decrease in operating expenses related to the DSI divestiture.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our operations have historically generated positive net cash flow from operating activities. Our primary sources of liquidity are cash on hand, cash generated from operations, amounts available under our revolving credit facility (the "Amended and Restated Revolving Credit Facility") and cash interest savings from our recent debt reduction initiatives.

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

As of March 31, 2015, the Company had $3.5 million of cash, $15.9 million available pursuant to the Amended and Restated Revolving Credit Facility, which matures in December 2016, and a working capital deficit of $41.5 million, of which approximately $26.7 million relates to deferred revenues. In addition to outstanding borrowings under the Amended and Restated Revolving Credit Facility, there was $309.6 million principal amount of outstanding senior secured debt as of March 31, 2015. Over the next year, the cash interest payments due under these debt agreements are approximately $34.9 million and there are no scheduled principal payments due.

We expect that our current cash balances, cash generated from operating activities, availability under our Amended and Restated Revolving Credit Facility and the cash interest savings from the recent debt reduction initiatives, should be sufficient to meet working capital, capital expenditures, debt service, and other cash needs for the next year.

Our level of indebtedness could have important consequences for the business and operations. See Item 1A, "Risk Factors" included in this Annual Report, specifically, "Our substantial indebtedness and our ability to incur additional indebtedness could adversely affect our business, financial condition and result of operations."

Discontinued Wholesaler

As previously discussed, our former second-largest wholesaler ceased operations in May 2014 and filed for bankruptcy in June 2014. We are currently working with the two remaining major wholesalers and retailers to transition the newsstand circulation to them. This had an adverse impact on single copy newsstand sales and liquidity in fiscal 2015 and continues to have an adverse impact into the first quarter of fiscal 2016. There can be no assurances that, after completing the transition of newsstand circulation, our revenue will not be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing our publications at the same rate or quantities previously purchased or if the transition to certain retailers is not successful. See Item 1A, "Risk Factors" included in this Annual Report, specifically, "Our circulation revenue consists of single copy sales distributed to retailers primarily by two wholesalers and the loss of either of these wholesalers could materially adversely affect our business and results of operations."

Cash Flow Summary

The following information has been derived from the accompanying consolidated financial statements for fiscal 2015, 2014 and 2013. Cash and cash equivalents increased by $0.4 million and $0.7 million during fiscal 2015 and 2014, respectively. The change in cash and cash equivalents is as follows:

	Fiscal years ended March 31,			Net Change
in thousands	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net loss	$(25,908)	$(53,271)	$(55,545)	$27,363	$2,274
Non-cash items	31,967	72,447	71,212	(40,480)	1,235
Net change in operating assets and liabilities	6,646	(9,382)	(572)	16,028	(8,810)
Operating activities	12,705	9,794	15,095	2,911	(5,301)
Investing activities	55,665	(18,820)	(12,680)	74,485	(6,140)
Financing activities	(67,174)	9,509	(5,016)	(76,683)	14,525
Effects of exchange rates	(774)	189	(267)	(963)	456
Net increase (decrease) in cash and cash equivalents	$422	$672	$(2,868)	$(250)	$3,540

Operating Activities

Cash provided by operating activities is primarily driven by our non-cash items, changes in working capital and the impact of our results of operations. Non-cash items consist primarily of impairment of goodwill and intangible assets, provision (benefit) for income taxes, depreciation and amortization, amortization of deferred debt costs and deferred rack costs, provision for doubtful accounts.

Net cash provided by operating activities increased $2.9 million during fiscal 2015 as compared to fiscal 2014, primarily due to the $27.4 million increase in our results of operations coupled with the $16.0 million net change in operating assets and liabilities, partially offset by the $40.5 million net increase in non-cash items.

The net change in operating assets and liabilities is primarily due to the $7.6 million net change in inventories resulting from our agreement to outsource paper purchases, the $6.7 million net change in prepaid expenses, the $3.6 million net change in accounts payable and accrued expenses, the $3.4 million net change in trade receivables, partially offset by the net change in deferred revenue of $2.7 million and the net change in accrued interest of $2.2 million.

Non-cash items decreased primarily due to the decrease in provision for income taxes of $64.7 million, partially offset by the impairment of goodwill and intangible assets of $9.2 million, the increase in provision for doubtful account of $3.4 million, the loss on sale of assets of $2.5 million, the increase in non-cash payment-in-kind interest accretion of $2.9 million for the Second Lien PIK Notes and the net decrease in amortization of deferred debt and deferred rack costs of $1.6 million.

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

Non-cash items increased primarily due to the increase in provision for income taxes of $39.3 million, increase in depreciation and amortization of $4.3 million, the increase in provision for doubtful accounts of $2.5 million and the increase in non-cash payment-in-kind interest accretion of $1.9 million for the Second Lien PIK Notes, partially offset by the decrease in the impairment charge for goodwill and intangible assets of $45.3 million and the net decrease in amortization of deferred rack and deferred debt costs of $1.5 million.

Investing activities

Net cash provided by investing activities was $55.7 million for fiscal 2015, an increase of $74.5 million, compared to $18.8 million of net cash used in investing activities for fiscal 2014. The increase is primarily attributable to the $63.0 million in proceeds from the sale of assets and the $2.6 million in proceeds from affiliates coupled with the $2.5 million decrease in investment in affiliates plus the $6.2 million decrease in purchases of property and equipment and intangibles assets.

Net cash used in investing activities was $18.8 million for fiscal 2014, an increase of $6.1 million compared to $12.7 million of net cash used in investing activities for fiscal 2013. The increase is primarily attributable to the $4.0 million increase in purchases of property and equipment and intangible assets, coupled with the $2.2 million investment in affiliates. The increase in purchases of intangible assets was due to the investment in our digital strategy.

Financing activities

Net cash used in financing activities for fiscal 2015 was $67.2 million, an increase of $76.7 million, compared to $9.5 million of net cash provided by financing activities for fiscal 2014. The increase is primarily attributable to the $55.8 million increase in repurchases of certain senior secured notes, the $31.3 million decrease in net borrowings under the Amended and Restated Revolving Credit Facility, partially offset by the $12.5 million in proceeds from the issuance of certain senior secured notes and the $4.0 million decrease in payments for the redemption of Odyssey preferred stock.

Net cash used in financing activities for fiscal 2014 was $9.5 million, an increase of $14.5 million, compared to $5.0 million for fiscal 2013. The increase is primarily attributable to the $12.0 million increase in net proceeds from the Amended and Restated Revolving Credit Facility and the $5.1 million decrease in payments to noncontrolling interest holders of Olympia and Odyssey, partially offset by the $2.5 million increase in repurchases of certain senior secured notes.

Revolving Credit Facility and Senior Secured Notes

Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the "2010 Revolving Credit Facility"). The 2010 Revolving Credit Facility provided for borrowing up to $40.0 million less outstanding letters of credit. As further discussed below, in February 2015, we amended and restated the 2010 Revolving Credit Facility (the "Amended and Restated Revolving Credit Facility") to, among other things, extend the maturity date to December 2016, reduce the borrowing capacity from $40.0 million to $35.0 million and amend the first lien leverage ratio and certain other covenants and provisions.

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the 2010 Revolving Credit Facility has ranged from 8.00% to 8.25% during the fiscal year ended March 31, 2015 and 2014. In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during fiscal 2015, 2014 and 2013 were insignificant.

During fiscal 2015, the Company borrowed $62.8 million and repaid $77.1 million under the Amended and Restated Revolving Credit Facility. At March 31, 2015, the Company has available borrowing capacity of $15.9 million after considering the $14.7 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance at March 31, 2015 of $14.7 million is included in non-current liabilities, as the maturity date of the Amended and Restated Revolving Credit Facility is December 2016.

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

Revolving Credit Facility Amendments

In August 2014, AMI, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party to the 2010 Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into Amendment No. 3 (the “Third Credit Agreement Amendment”) to the 2010 Revolving Credit Facility with the lenders (the “Consenting Lenders”) constituting the Required Lenders (as defined in the 2010 Revolving Credit Facility).

Pursuant to the Third Credit Agreement Amendment and subject to the Credit Parties’ (as defined in the 2010 Revolving Credit Facility) compliance with the requirements set forth therein, the Consenting Lenders agreed to (i) waive until the earlier of (x) August 15, 2014 and (y) immediately prior to the consummation of the Merger, any potential Default or Event of Default (each, as defined in the 2010 Revolving Credit Facility) arising from the failure to furnish to the Administrative Agent (A) the financial statements, reports and other documents as required under Section 5.01(a) of the 2010 Revolving Credit Facility with respect to the fiscal year of the Company ended March 31, 2014 and (B) the related deliverables required under Sections 5.01(c) and 5.03(b) of the 2010 Revolving Credit Facility, (ii) permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of “Change of Control” and permitting the issuance of the Additional Notes pursuant to the Second Lien PIK Notes Indenture (each as defined), (iii) consent to the sale of certain assets of the Loan Parties (as defined in the 2010 Revolving Credit Facility), (iv) restrict any payment or distribution in respect of the First Lien Notes (as defined) on or prior to June 15, 2015, subject to certain exceptions, including the payment of regularly scheduled interest and any mandatory prepayments and mandatory offers to purchase under the First Lien Notes, and (v) amend the maximum first lien leverage ratio covenant to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ending June 30, 2015. From July 1, 2015 through December 31, 2015, the maturity date of the 2010 Revolving Credit Facility, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

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

In February 2015, AMI received a waiver under the 2010 Revolving Credit Facility to provide additional time to file the Quarterly Report for the quarterly period ended December 31, 2014, with the SEC and to make it available to the 2010 Revolving Credit Facility lenders.

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

Covenants

Our 2010 Revolving Credit Facility and the Amended and Restated Revolving Credit Facility include certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default customary for agreements of this type. The negative covenants in the 2010 Revolving Credit Facility include financial maintenance covenants comprised of a first lien leverage ratio calculated using EBITDA as defined in the 2010 Revolving Credit Facility. The negative covenants in the Amended and Restated Revolving Credit Facility includes financial maintenance covenants comprised of a first lien leverage ratio, a consolidated leverage ratio and an interest coverage ratio. The 2010 Revolving Credit Facility and the Amended and Restated Revolving Credit Facility also contain certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations, prepaying junior debt and selling or disposing of assets. With respect to the dividend restrictions, the 2010 Revolving Credit Facility and the Amended and Restated Revolving Credit Facility include a cap on the total amount of cash available for distribution to our common stockholders.

Senior Secured Notes

First Lien Notes

In December 2010, we issued $385.0 million aggregate principal amounts of senior secured notes, which bear interest at a rate of 11.5% per annum, payable semi-annually, and mature in December 2017 (the "First Lien Notes"). During fiscal 2012, we redeemed $20.0 million in aggregate principal amount of First Lien Notes at a redemption price equal to 103.0% of the aggregate principal amount thereof, plus accrued and unpaid interest. During fiscal 2014, we repurchased approximately $2.3 million in aggregate principal amount of First Lien Notes at a price equal to 108.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, in the open market, from the Investors.

During fiscal 2015, we repurchased $55.5 million in aggregate principal amount of First Lien Notes at a price equal to 103.9% of the aggregate principal amount thereof, plus accrued and unpaid interest, in the open market, from the Investors. In January 2015, we exchanged approximately $32.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, held by the Investors, for approximately $39.0 million aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 7.0% per annum and mature in July 2020 (the "New Second Lien Notes"), pursuant to an exchange agreement (the "New Second Lien Notes Exchange Agreement"), as further described below.

At March 31, 2015, the First Lien Notes represented an aggregate of $275.2 million of our indebtedness.

Subsequent to March 31, 2015, we repurchased approximately $2.0 million in aggregate principal amount of First Lien Notes, at a price equal to 105.9% of the aggregate principal amount thereof, plus accrued and unpaid interest, in the open market, from the Investors. After giving effect to this repurchase approximately $273.2 million aggregate principal amount of First Lien Notes remain outstanding.

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

Second Lien Notes

In December 2010, we issued $104.9 million aggregate principal amounts of senior secured notes, which bear interest at a rate of 13.5% per annum, payable semi-annually, and mature in June 2018 (the "Second Lien Notes"). In October 2013, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 10.0% per annum, are payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”). See description of Second Lien PIK Notes below.

In September 2014, approximately $7.8 million aggregate principal amount of Second Lien Notes were converted into equity pursuant to the Debt for Equity Exchange Agreement (as discussed below). During fiscal 2015, we repurchased approximately $0.6 million in aggregate principal amount of Second Lien Notes at a price equal to 108.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, in the open market, from the Investors. At March 31, 2015, the Company's total principal amount of Second Lien Notes was approximately $2.2 million.

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

The Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our Amended and Restated Revolving Credit Facility and the First Lien Notes. The Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

See "Supplemental Indentures" below for a discussion of the amendments to the indenture governing the Second Lien Notes to, among other things, permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of "Change of Control."

Second Lien PIK Notes

In October 2013, we issued approximately $94.3 million aggregate principal amount of Second Lien PIK Notes in exchange for an equal aggregate principal amount of Second Lien Notes, pursuant to an exchange agreement (the "Second Lien PIK Notes Exchange Agreement"). The Second Lien PIK Notes were issued under an indenture, by and among American Media, Inc., certain of its subsidiaries listed as guarantors thereto and Wilmington Trust, National Association, as trustee (the "Second Lien PIK Notes Indenture").

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

In August 2014, AMI and the Guarantors entered into an amendment to the Second Lien PIK Notes Exchange Agreement (the “Second Lien PIK Notes Exchange Agreement Amendment”) which provided that AMI was not required to apply the cash interest savings to repurchase outstanding First Lien Notes for the semi-annual interest periods ending on June 15, 2014 and December 15, 2014.

In connection with the Merger Agreement, AMI and certain of its subsidiaries (the "Guarantors") entered into the Note Purchase Agreement with the Investors and AMI issued additional Second Lien PIK Notes (the "Additional Notes") to the Investors at par plus accrued interest for a total purchase price equal to $12.5 million. The Additional Notes were issued under the Second Lien PIK Notes Indenture, among AMI, the Guarantors and Wilmington Trust, National Association, as trustee and collateral agent (the "Trustee"), and were assigned the same CUSIP number as the outstanding Second Lien PIK Notes. The Additional Notes were issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

The interest payment-in-kind due on December15, 2013 and the June 15, 2014 totaled $1.9 million and $4.8 million, respectively, and were recorded as increases to the Second Lien PIK Notes. In September 2014, pursuant to the Debt for Equity Exchange Agreement (as discussed below), all $113.3 million of outstanding aggregate principal amount of Second Lien PIK Notes were converted into equity.

Debt for Equity Conversion

In September 2014, AMI entered into the Debt for Equity Exchange Agreement with the Parent and the Investors, pursuant to which the Investors converted approximately $7.8 million, or 74%, of aggregate principal amount of Second Lien Notes and approximately $113.3 million, or 100%, of aggregate principal amount of Second Lien PIK Notes into equity (the “Conversion”). The Conversion also included the accrued and unpaid interest since the last semi-annual interest payment on June 15, 2014, totaling approximately $2.9 million. After giving effect to the Conversion, approximately $2.9 million aggregate principal amount of Second Lien Notes remained outstanding and there were no Second Lien PIK Notes outstanding.

In September 2014, upon the cancellation of all outstanding Second Lien PIK Notes, the collateral agreement securing the Second Lien PIK Notes was terminated and the obligations of AMI under the Second Lien PIK Notes Indenture were satisfied in full. As a result, AMI is no longer obligated under the Exchange Agreement or the Exchange Agreement Amendment governing the application of the cash interest savings from the Second Lien PIK Notes to be used to redeem First Lien Notes.

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

Exchange Agreement Amendment

In August 2014, AMI and the Guarantors entered into an Amendment (the "Exchange Agreement Amendment") to the Exchange Agreement, dated as of September 27, 2013, among AMI, the Guarantors and the Investors. The Exchange Agreement Amendment provided that AMI was not required to apply the Cash Interest Savings (as defined in the Second Lien PIK Notes Indenture) to repurchase outstanding First Lien Notes for the semi-annual periods ended June 15, 2014 and December 15, 2014.

Covenant Compliance

As discussed above, our 2010 Revolving Credit Facility, Amended and Restated Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes contain various restrictive covenants.

In February 2015, pursuant to our Amended and Restated Revolving Credit Facility, the maximum first lien leverage ratio covenant was amended to be equal to or less than 4.75 to 1.00 for the quarter ending March 31, 2015 and 4.50 to 1.00 from April 1, 2015 through December 2016, the maturity date of the Amended and Restated Revolving Credit Facility. The first lien leverage ratio is calculated as the Total First Lien Debt to Consolidated EBITDA (each as defined in the Amended and Restated Revolving Credit Facility).

In addition to the first lien leverage ratio, the Amended and Restated Revolving Credit Facility includes a consolidated leverage ratio and an interest coverage ratio. The consolidated leverage ratio covenant is calculated as the Total Debt to Consolidated EBITDA (each as defined in the Amended and Restated Revolving Credit Facility) and must be equal to or less than 5.50 to 1.00 for the quarter ended March 31, 2015, 4.75 to 1.00 from April 1, 2015 through September 30, 2015 and 5.50 to 1.00 from October 1, 2015 through December 2016.

The interest coverage ratio covenant is calculated as the Consolidated EBITDA to Cash Interest Expense (each as defined in the Amended and Restated Revolving Credit Facility) and must be equal to or greater than 1.10 to 1.00 for the quarter ended March 31, 2015 and 1.50 to 1.00 from April 1, 2015 through December 2016.

As of March 31, 2015, the first lien leverage ratio was 4.27 to 1.00, the consolidated leverage ratio was 4.77 to 1.00 and the interest coverage ratio was 1.47 to 1.00 and the Company was in compliance with the covenants under the Amended and Restated Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes.

Although there can be no assurances, management believes that, based on current expectations (including projected borrowings and repayments under the Amended and Restated Revolving Credit Facility and our recent debt reductions), our operating results for the next twelve months will be sufficient to satisfy the financial covenants under the Amended and Restated Revolving Credit Facility. Our ability to satisfy such financial covenant is dependent on our business performing in accordance with our projections.  If the performance of our business deviates from our projections, we may not be able to satisfy such financial covenants.  Our projections are subject to a number of factors, many of which are events beyond our control, which could cause our actual results to differ materially from our projections (see "Risk Factors" included in Part I, Item 1A of this Annual Report). If we do not comply with our financial covenants, we would be in default under the Amended and Restated Revolving Credit Facility, which could result in all our debt being accelerated due to cross-default provisions in the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes.

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

Set forth below is a reconciliation of net loss attributable to American Media, Inc. and subsidiaries to Adjusted EBITDA for fiscal 2015, 2014 and 2013:

	Fiscal years ended March 31,
in thousands	2015	2014	2013
Net loss attributable to American Media, Inc. and subsidiaries	$(27,127)	$(54,319)	$(56,239)
Add (deduct):
Interest expense	50,846	58,353	59,779
Provision (benefit) for income taxes	(31,268)	33,278	(5,994)
Depreciation and amortization	14,920	14,203	9,932
Impairment of goodwill and intangible assets	18,458	9,238	54,523
Amortization of deferred debt costs	4,011	1,664	1,433
Amortization of deferred rack costs	5,869	6,585	8,340
Amortization of short-term racks	8,581	8,581	8,123
Merger and related transaction(s) costs	4,755	—	—
Restructuring costs and severance	7,087	2,802	2,395
Loss on sale of publications	2,472	—	—
Costs related to launches and closures of publications	1,260	2,686	2,121
Costs related to relaunch of publications	—	150	2,670
Restructuring costs related to divestiture of DSI	—	2,784	—
Adjustment for net losses of DSI	—	2,676	—
AMI share of bad debt related to wholesaler shutdowns	8,352	5,052	—
Investment in new digital strategy	—	4,032	2,895
Pro forma adjustment related to acquisition of Soap Opera Digest	—	—	439
Pro forma adjustment related to investment in affiliates	312	1,502	—
Impact of Superstorm Sandy	—	183	4,752
Other	5,902	5,080	5,140
Adjusted EBITDA	$74,430	$104,530	$100,309

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our principal contractual obligations as of March 31, 2015:

		Payments due by period
		Less than	1-3	4-5	After 5
(in thousands)	Total	1 Year	Years	Years	Years
Long-term debt (1)	$322,269	$—	$287,875	$2,198	$32,196
Debt interest (2)	108,865	35,877	63,205	8,498	1,285
Mr. Olympia, LLC put option (3)	3,000	3,000	—	—	—
Long-term agreements (4)	175,451	38,706	72,826	63,890	29
Operating lease obligations	22,471	2,093	5,427	6,240	8,711
Consulting agreements (5)	36,479	7,370	13,594	11,284	4,231
Total contractual cash obligations (6)	$668,535	$87,046	$442,927	$92,110	$46,452

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

(3)
See notes to consolidated financial statements in this Annual Report, specifically Note 9, "Investments in Affiliates and Redeemable Noncontrolling Interests," for a further discussion of the put option as it relates to Mr. Olympia, LLC.

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

During an evaluation of goodwill and other identified intangible assets at September 30, 2014, the Company determined that indicators were present in certain reporting units which would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily due to the continuing softness in the consumer magazine sector, which impacts consumer and advertising spending, including further declines in certain advertising markets, resulting in lowered future cash flow projections.

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

The evaluation resulted in the carrying value of tradenames for certain reporting units to exceed the estimated fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of $17.4 million to reduce the carrying value of goodwill and tradenames during the second quarter of fiscal 2015.

As of March 31, 2015, the reporting units in our Celebrity segment continue to be negatively impacted by the 18.0% decline in the celebrity newsstand market and the industry-wide disruption in our wholesaler channel coupled with the 11% decline in the consumer advertising market. While our current expectations have resulted in fair values of the reporting units in excess of carrying values, if our assumptions are not realized, it is possible that in the future additional impairment charges may be recorded and could be material to the consolidated financial statements. The Company will continue to monitor the recoverability of its remaining goodwill.

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

For fiscal 2015, 2014 and 2013, no impairment charges for long-lived tangible and intangible assets were deemed necessary.

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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On April 1, 2014, the Company adopted ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under ASU 2013-11 unrecognized tax benefits are netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The adoption of ASU 2013-11 did not have an impact on the Company's unaudited condensed consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topic 205 and Topic 360) ("ASU 2014-08") which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity's continuing involvement with a discontinued operation following disposal, and retained equity method investments in a discontinued operation. ASU 2014-08 is effective for the Company on April 1, 2015 on a prospective basis, with early adoption permitted for disposals that have not been reported in financial statements previously issued. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial position and results of operations.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) ("ASU 2015-01") which simplifies the income statement presentation by eliminating the concept of extraordinary items. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial position and results of operations.

In February 2015, the FASB issued ASU 2015-02, Consolidations, Amendments to the Consolidation Analysis (Topic 810) ("ASU 2015-02"), which changes the identification of variable interests, the variable interest characteristic for a limited partnership or similar entity and the primary beneficiary determination all of which will improve the consolidation guidance as well as increase transparency and consistency of financial reporting. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial position and results of operations.

In April 2015, the FASB issued a proposal for a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under this proposal, the standard would be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. As a result of the one-year deferral, ASU 2014-09 will now be effective for the Company on April 1, 2018 using one of two retrospective application methods. The Company has not determined the potential effects on the consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) ("ASU 2015-03") which requires the presentation of debt issuance costs to be reflected as a reduction from the face amount of the related debt, with amortization recorded as interest expense, rather than recording as a deferred asset. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, and requires retrospective application. The Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial position and results of operations, although it will change the financial statement classification of the deferred debt cost. As of March 31, 2015 and 2014, the Company had $6.4 million and $8.1 million of net deferred debt costs, respectively, included on the consolidated balance sheets. Under the new guidance, the net deferred debt costs would offset the carrying amount of the respective debt on the consolidated balance sheets.

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

We generally manage our exposure to interest rate fluctuations through the use of a combination of fixed and variable rate debt. At March 31, 2015, we had $309.6 million outstanding in fixed rate debt. There are no earnings or liquidity risks associated with the Company’s fixed rate debt. Under the Amended and Restated Revolving Credit Facility, we have $14.7 million outstanding in variable rate debt at March 31, 2015. The Company is subject to earnings and liquidity risks associated with the variable rate debt.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Media, Inc.:
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of American Media, Inc. and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
June 30, 2015

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	March 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($880 and $1,525 related to VIEs, respectively)	$3,452	$3,030
Trade receivables, net of allowance for doubtful accounts of $3,281 and $6,533, respectively ($1 and $1 related to VIEs, respectively)	39,412	33,138
Inventories ($95 and $285 related to VIEs, respectively)	873	10,253
Prepaid expenses and other current assets ($198 and $254 related to VIEs, respectively)	11,356	14,743
Assets of discontinued operations (see Note 10)	—	72,774
Total current assets	55,093	133,938
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	3,801	3,798
Furniture, fixtures and equipment	43,979	40,279
Less – accumulated depreciation	(30,230)	(23,128)
Total property and equipment, net ($25 and $29 related to VIEs, respectively)	17,550	20,949
OTHER ASSETS:
Deferred debt costs, net	6,383	8,125
Deferred rack costs, net	4,824	4,605
Investments in affiliates	803	2,859
Other long-term assets	3,193	3,841
Total other assets	15,203	19,430
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	153,998	162,888
Other identified intangibles, net of accumulated amortization of $122,791 and $118,497, respectively ($6,000 related to VIEs)	224,181	235,435
Total goodwill and other identified intangible assets, net	378,179	398,323
TOTAL ASSETS	$466,025	$572,640
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ($43 and $42 related to VIEs, respectively)	$15,781	$19,403
Accrued expenses and other liabilities ($194 and $122 related to VIEs, respectively)	44,015	26,528
Accrued interest	10,075	15,897
Deferred revenues ($589 and $388 related to VIEs, respectively)	26,734	30,019
Liabilities of discontinued operations (see Note 10)	—	21,065
Total current liabilities	96,605	112,912
NON-CURRENT LIABILITIES:
Senior secured notes, net	309,569	469,477
Revolving credit facility	14,700	29,000
Other non-current liabilities	8,352	7,172
Deferred income taxes	70,747	83,052
Total liabilities	499,973	701,613
COMMITMENTS AND CONTINGENCIES (see Note 11)
Redeemable noncontrolling interests (see Note 9)	3,000	3,000
STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 100 shares and 10,000,000 shares issued and outstanding as of March 31, 2015 and 2014, respectively	—	1
Additional paid-in capital	945,037	822,723
Accumulated deficit	(981,593)	(954,466)
Accumulated other comprehensive loss	(392)	(231)
Total stockholders' deficit	(36,948)	(131,973)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$466,025	$572,640
The accompanying notes are an integral part of the Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal years ended March 31,
	2015	2014	2013
OPERATING REVENUES:
Circulation	$166,199	$187,613	$202,958
Advertising	67,258	72,953	65,212
Other	11,723	26,780	28,464
Total operating revenues	245,180	287,346	296,634
OPERATING EXPENSES:
Editorial	26,804	30,870	33,620
Production	66,088	75,664	82,006
Distribution, circulation and other costs	39,010	46,023	53,956
Selling, general and administrative	86,636	78,331	67,854
Depreciation and amortization	13,965	13,435	9,573
Impairment of goodwill and intangible assets	18,458	9,238	50,598
Total operating expenses	250,961	253,561	297,607
OPERATING INCOME (LOSS)	(5,781)	33,785	(973)
OTHER EXPENSES:
Interest expense	(50,847)	(58,355)	(59,779)
Amortization of deferred debt costs	(4,011)	(1,664)	(1,433)
Other income (expenses), net	3,708	(79)	(252)
Total other expenses, net	(51,150)	(60,098)	(61,464)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(56,931)	(26,313)	(62,437)
INCOME TAX PROVISION (BENEFIT)	(15,689)	30,659	(6,436)
NET LOSS FROM CONTINUING OPERATIONS	(41,242)	(56,972)	(56,001)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	15,334	3,701	456
NET LOSS	(25,908)	(53,271)	(55,545)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,219)	(1,048)	(694)
NET LOSS ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(27,127)	$(54,319)	$(56,239)

	Fiscal years ended March 31,
	2015	2014	2013
NET LOSS	$(25,908)	$(53,271)	$(55,545)
Foreign currency translation adjustment	(161)	108	(124)
Comprehensive loss	(26,069)	(53,163)	(55,669)
Less: comprehensive income attributable to noncontrolling interests	(1,219)	(1,048)	(694)
COMPREHENSIVE LOSS ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(27,288)	$(54,211)	$(56,363)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share information)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Total	capital	deficit	income (loss)	deficit
Balances, March 31, 2012	10,000,000	$1	$822,773	$(843,908)	$(215)	$(21,349)
Net loss	—	—	—	(56,239)	—	(56,239)
Foreign currency translation	—	—	—	—	(124)	(124)
Other	—	—	(50)	—	—	(50)
Balances, March 31, 2013	10,000,000	1	822,723	(900,147)	(339)	(77,762)
Net loss	—	—	—	(54,319)	—	(54,319)
Foreign currency translation	—	—	—	—	108	108
Balances, March 31, 2014	10,000,000	1	822,723	(954,466)	(231)	(131,973)
Net loss	—	—	—	(27,127)	—	(27,127)
Foreign currency translation	—	—	—	—	(161)	(161)
Debt for equity conversion, net of expenses (Note 5)	—	—	121,535	—	—	121,535
Issuance of common stock (Note 14)	1,172,150	—	205	—	—	205
Retirement of common stock (Note 14)	(11,172,150)	(1)	1	—	—	—
Issuance of common stock (Note 14)	100	—	—	—	—	—
Capital contribution (Note 14)	—	—	573	—	—	573
Balances, March 31, 2015	100	$—	$945,037	$(981,593)	$(392)	$(36,948)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended March 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net loss	$(25,908)	$(53,271)	$(55,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,920	14,203	9,932
Impairment of goodwill and intangible assets	18,458	9,238	54,523
Amortization of deferred debt costs	4,011	1,664	1,433
Amortization of deferred rack costs	5,869	6,585	8,340
Deferred income tax (benefit) provision	(31,703)	33,039	(6,224)
Non-cash payment-in-kind interest accretion	4,809	1,912	—
Provision for doubtful accounts	8,721	5,307	2,774
Loss on sale of publications	2,472	—	—
Other	4,410	499	434
Changes in operating assets and liabilities:
Trade receivables	(3,497)	(6,858)	5,679
Inventories	9,868	2,243	3,981
Prepaid expenses and other current assets	4,964	(1,727)	2,989
Deferred rack costs	(6,149)	(5,054)	(4,978)
Other long-term assets	648	(2,210)	(9)
Accounts payable	(3,925)	1,798	1,657
Accrued expenses and other liabilities	10,661	1,365	(4,555)
Accrued interest	(3,175)	(926)	(431)
Other non-current liabilities	1,180	3,213	(408)
Deferred revenues	(3,929)	(1,226)	(4,497)
Total changes in operating assets and liabilities	6,646	(9,382)	(572)
Net cash provided by operating activities	12,705	9,794	15,095
INVESTING ACTIVITIES
Purchases of property and equipment	(7,176)	(10,514)	(9,566)
Purchases of intangible assets	(2,738)	(5,615)	(2,564)
Proceeds from sale of publications	63,000	—	—
Investments in affiliates	—	(2,536)	(350)
Distributions from affiliates	2,570	—	—
Other	9	(155)	(200)
Net cash provided by (used in) investing activities	55,665	(18,820)	(12,680)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	62,800	95,600	66,500
Repayments to revolving credit facility	(77,100)	(78,600)	(61,500)
Proceeds from issuance of senior secured notes	12,500	—	—
Senior secured notes repurchases	(56,100)	(2,325)	—
Capital contribution	573	—	—
Costs incurred in restructuring	(4,315)	—	—
Redemption premium payment	(2,206)	(201)	—
Payment of debt costs	(2,073)	—	—
Payments to noncontrolling interest holders of Odyssey	—	—	(6,130)
Payments to noncontrolling interest holders of Olympia	(1,253)	(1,004)	(694)
Payments for redemption of Odyssey preferred stock	—	(3,961)	(3,192)
Net cash (used in) provided by financing activities	(67,174)	9,509	(5,016)
Effect of exchange rate changes on cash	(774)	189	(267)
Net increase (decrease) in cash and cash equivalents	422	672	(2,868)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,030	2,358	5,226
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,452	$3,030	$2,358
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cash paid during the period for:
Income taxes	$445	$35	$98
Interest	$46,109	$55,824	$59,351
Non-cash property and equipment (incurred but not paid)	$4	$498	$—
Non-cash debt for equity exchange	$123,960	$—	$—
The accompanying notes are an integral part of the Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of the Business

Description of the Business

American Media, Inc. and its subsidiaries (collectively, the "Company", "AMI", "we", "our" or "us") owns and operates the leading celebrity and health and fitness media brands in the United States. AMI was incorporated under the laws of the State of Delaware in 1990 and is headquartered in Boca Raton, Florida.

In August 2014, the Company entered into an agreement and plan of merger (the "Merger Agreement") with AMI Parent Holdings, LLC, a Delaware limited liability company (the "Parent"), which is controlled by certain investors of the Company (collectively, the "Investors"), and AMI Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (the "Merger Sub"), whereby the Merger Sub was merged with and into the Company (the "Merger") with the Company surviving the Merger as a wholly-owned subsidiary of the Parent. As a result of the Merger, the Parent acquired 100% of the issued and outstanding shares of common stock of the Company. See Note 14, "Capital Structure" for further information.

In September 2014, the Company entered into an exchange agreement (the "Debt for Equity Exchange Agreement") with the Parent and the Investors pursuant to which the Investors exchanged approximately $121.1 million in aggregate principal amount of senior secured notes of the Company, plus accrued and unpaid interest of approximately $2.9 million, for equity interests in the Parent. See Note 5, "Senior Secured Notes" for further information regarding the Company's senior secured debt agreements and amendments thereto.

In November 2014, we sold our Country Weekly publication for approximately $3 million in cash and entered into a long-term publishing services agreement. The operating results of Country Weekly were insignificant to the Company's consolidated financial statements for the fiscal years ended March 31, 2015, 2014 and 2013 and did not meet the criteria for presentation of discontinued operations. It is the Company's policy to present gains and losses from the sale of businesses that do not meet the criteria for presentation as discontinued operations within other income (expenses) in the consolidated financial statements.

In January 2015, we sold our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment, for approximately $60 million in cash plus an earnout of up to $60 million. See Note 10, "Dispositions and Acquisitions" for further information. After giving effect to the divestiture of our Women's Active Lifestyle segment, the Company operates and reports financial and operating information in the following two segments: Celebrity Brands and Men's Active Lifestyle. The Company also provides general corporate services to its segments which is reported as a third, non-operating segment, Corporate and Other. See Note 13, "Business Segment Information" for further information regarding the Company's reporting segments.

As of March 31, 2015, we own and operate a diversified portfolio of 10 publications; National Enquirer, Star, Globe, National Examiner, OK! and Soap Opera Digest are published weekly; Men's Fitness, Muscle & Fitness and Flex; are published 10 times per year and Muscle & Fitness Hers is published bi-monthly. Total circulation of these print publications were approximately 3.2 million copies per issue during fiscal 2015.

Our fiscal year ended on March 31, 2015 and may be referred to herein as fiscal 2015.

Liquidity

The Company is highly leveraged. As of March 31, 2015, the Company had approximately $324.3 million of outstanding indebtedness, consisting of $309.6 million of senior secured notes and $14.7 million under the revolving credit facility.

Over the next year, the cash interest payments due under the Company's debt agreements are approximately $34.9 million and there are no scheduled principal payments due. As of March 31, 2015, the Company has $3.5 million of cash and $15.9 million available for borrowing pursuant to the revolving credit facility. The Company's revolving credit facility matures in December 2016.

As further discussed in Note 2, "Summary of Significant Accounting Policies - Concentrations," the Company's former second-largest wholesaler ceased operations in May 2014 and filed for bankruptcy in June 2014. The Company is continuing to work with the two remaining major wholesalers and retailers to transition the newsstand circulation to them. There can be no assurances that (i) the transition to certain retailers will be successful, (ii) after completing the transition the Company's revenue will not be temporarily or permanently reduced or (iii) that consumers at the impacted retailers will resume purchasing the Company's publications at the same rate or quantities previously purchased. This transition had an adverse impact on single copy newsstand sales and liquidity during fiscal 2015 and continues to have an adverse impact into the first quarter of fiscal 2016.

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

•
limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements or to carry out other aspects of the business; and

•	exposing the Company to fluctuations in interest rates as the revolving credit facility has a variable rate of interest.

The Company may need to refinance all or a portion of its indebtedness on or before maturity. The Company cannot assure that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

Although the Company is significantly leveraged, it expects that the current cash balances, liquidity provided in connection with the revolving credit facility and cash generated from operations, should be sufficient to meet working capital, capital expenditures, debt service, and other cash needs for the next year.

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

Foreign Currencies

The net assets and operations of entities outside of the United States of America ("U.S.") are translated into U.S. dollars. Assets and liabilities are translated at fiscal year-end exchange rates and income and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in accumulated other comprehensive income (loss).

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventory write-downs during fiscal 2015 and 2014 were insignificant. Inventories are comprised of the following at March 31st (in thousands):

	2015	2014
Raw materials – paper	$—	$8,468
Finished product — paper, production and distribution costs of future issues	873	1,785
Total inventories	$873	$10,253

In August 2014, the Company entered into a long-term paper supply and purchasing agreement pursuant to which a third party manages all aspects of the Company's raw material paper inventory. As a result, the Company no longer maintains raw material paper inventory.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following at March 31st (in thousands):

	2015	2014
Direct response advertising costs	$2,044	$2,150
Deferred tax assets, net	1,689	—
Prepaid insurance	802	1,254
Other prepaid expenses	2,920	6,190
Other receivables	2,946	4,219
Other current assets	955	930
Total prepaid expenses and other current assets	$11,356	$14,743

Direct response advertising costs are capitalized when they are expected to result in probable future benefits. These costs are amortized over the period during which future benefits are expected to be received, which is generally the related one-year subscription period. Amortization expense was $3.0 million, $3.2 million and $3.8 million for fiscal 2015, 2014 and 2013, respectively, and is part of distribution, circulation and other cost of sales in the accompanying consolidated financial statements.

The asset balance of the capitalized direct response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. There were no material write-downs during the three fiscal years in the period ended March 31, 2015.

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

The Company capitalizes costs incurred in developing or obtaining internal use software and these costs are reflected in property and equipment. Capitalized costs generally include hardware, software and payroll-related costs for employees who are directly associated with and who devote time to the development of internal use computer software. These costs are amortized using the straight-line method over three years. Costs such as maintenance and training are expensed as incurred. Total capitalized costs were $14.3 million and $16.4 million, net of depreciation, as of March 31, 2015 and 2014, respectively.

Deferred Debt Costs and Original Issue Discount

Debt issuance costs and original issue discount are amortized using the effective-interest method over the term of the related indebtedness, which ranges from four to seven years.

Deferred Rack Costs

Rack costs are capitalized and amortized as a reduction of circulation revenue, in accordance with the terms of the relevant agreements, usually three years. The Company performs periodic and timely reviews to determine if impairment charges are required due to market conditions, including store closings or store bankruptcies.

Other Long-Term Assets

Other long-term assets are comprised of the following at March 31st (in thousands):

	2015	2014
Management fee receivable (see Note 9)	$1,894	$2,246
National distributor deposit	839	1,089
Other	460	506
Total other long-term assets	$3,193	$3,841

Other Amortizable Intangible Assets

Intangible assets consist primarily of tradenames, subscriber lists, customer relationships and other assets and are amortized on a straight-line basis over three to 27 years. The Company evaluates the amortization methods and remaining useful lives of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the amortization method or remaining useful lives.

Goodwill and Indefinite-Lived Intangible Asset Impairments

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

Long-Lived Asset Impairments

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

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following at March 31st (in thousands):

	2015	2014
Retail display pockets and allowances	$12,153	$5,539
Personnel related costs	8,315	6,242
Rack costs	6,290	2,062
Production costs	5,052	2,052
Distribution and circulation costs	2,966	3,268
Restructuring costs	4,605	—
Income and other taxes (1)	304	3,014
Other	4,330	4,351
Total accrued expenses and other liabilities	$44,015	$26,528

(1) Includes accruals of $0.6 million and $0.7 million for contingent liabilities for non-income related taxes at March 31, 2015 and 2014, respectively.

The Company incurred severance charges related to magazine closures, staff reorganizations and the implementation of certain management action plans for fiscal 2015, 2014 and 2013 of approximately $2.1 million, $3.0 million and $2.0 million, respectively. At March 31, 2015 and 2014, the Company had accrued severance charges of $0.7 million and $1.1 million, respectively, included in personnel related costs.

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

Other revenues, primarily from licensing opportunities and strategic partnerships for our branded products as well as marketing services performed for third parties by our distribution services group (DSI), through the date of divestiture, are recognized when the service is performed.

Deferred revenues result primarily from advance payments for subscriptions received from subscribers and is recognized on a straight-line basis, as issues are delivered, over the life of the subscription. Total deferred revenues are comprised of the following at March 31st (in thousands):

	2015	2014
Subscriptions	$25,184	$27,303
Advertising	727	1,423
Other	823	1,293
Total deferred revenues	$26,734	$30,019

Concentrations

We rely on wholesalers for the retail distribution of our magazines. A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business. As of March 31, 2015, single copy revenues consisted of copies distributed to retailers primarily by two major wholesalers.

During fiscal 2015, 2014 and 2013, The News Group accounted for approximately 36%, 29% and 29%, respectively, of our total operating revenues and The Hudson Group accounted for approximately 9%, 8% and 9%, respectively, of our total operating revenues. We have multi-year service arrangements with our major wholesalers, which provide incentives to maintain certain levels of service.

The decline in magazine sales at newsstands and other retail outlets have increased the financial instability of magazine wholesalers. Several of our wholesalers, including our former second-largest wholesaler, Source Interlink Companies ("Source"), ceased operation during 2014. Subject to the terms of our agreement with our national distributor, our exposure for bad debt related to Source was approximately $5.0 million to $7.0 million. We reserved approximately $6.9 million and as of March 31, 2015, approximately $6.6 million of the reserve has been utilized to reduce the outstanding receivables.

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

Recently Adopted Accounting Pronouncements

On April 1, 2014, the Company adopted ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under ASU 2013-11 unrecognized tax benefits are netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The adoption of ASU 2013-11 did not have an impact on the Company's unaudited condensed consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topic 205 and Topic 360) ("ASU 2014-08") which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity's continuing involvement with a discontinued operation following disposal, and retained equity method investments in a discontinued operation. ASU 2014-08 is effective for the Company on April 1, 2015 on a prospective basis, with early adoption permitted for disposals that have not been reported in financial statements previously issued. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial position and results of operations.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) ("ASU 2015-01") which simplifies the income statement presentation by eliminating the concept of extraordinary items. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial position and results of operations.

In February 2015, the FASB issued ASU 2015-02, Consolidations, Amendments to the Consolidation Analysis (Topic 810) ("ASU 2015-02"), which changes the identification of variable interests, the variable interest characteristic for a limited partnership or similar entity and the primary beneficiary determination all of which are intended to improve the consolidation guidance as well as increase transparency and consistency of financial reporting. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial position and results of operations.

In April 2015, the FASB issued a proposal for a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under this proposal, the standard would be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. As a result of the one-year deferral, ASU 2014-09 will now be effective for the Company on April 1, 2018 using one of two retrospective application methods. The Company has not determined the potential effects on the consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) ("ASU 2015-03") which requires the presentation of debt issuance costs to be reflected as a reduction from the face amount of the related debt, with amortization recorded as interest expense, rather than recording as a deferred asset. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, and requires retrospective application. The Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial position and results of operations, although it will change the financial statement classification of the deferred debt cost. As of March 31, 2015 and 2014, the Company had $6.4 million and $8.1 million of net deferred debt costs, respectively, included on the consolidated balance sheets. Under the new guidance, the net deferred debt costs would offset the carrying amount of the respective debt on the consolidated balance sheets.

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

Note 3 - Goodwill and Other Identified Intangible Assets

Goodwill

As of March 31, 2015 and 2014, the Company had goodwill with a carrying value of $154.0 million and $162.9 million, respectively. Goodwill decreased approximately $8.9 million during fiscal 2015 due to impairment charges. The gross carrying amount and accumulated impairment losses of goodwill, as of March 31, 2015 and 2014, by reportable segment are as follows (in thousands):

	Celebrity Brands	Men's Active Lifestyle Group	Corporate and Other	Total
Goodwill	$428,518	$112,296	$18,190	$559,004
Accumulated impairment losses	(304,595)	(80,446)	(11,075)	(396,116)
Balance, March 31, 2014	123,923	31,850	7,115	162,888
Impairment	—	(8,890)	—	(8,890)
Goodwill	428,518	112,296	18,190	559,004
Accumulated impairment losses	(304,595)	(89,336)	(11,075)	(405,006)
Balance, March 31, 2015	$123,923	$22,960	$7,115	$153,998

Other Identified Intangible Assets

Other identified intangible assets are comprised of the following (in thousands):

	Range of lives (in years)	March 31, 2015	March 31, 2014
Intangible assets subject to amortization:
Tradenames	15 - 27	$46,166	$10,610
Subscriber lists	3 - 15	32,702	32,702
Customer relationships	5 - 10	2,300	2,300
Other intangible assets	3	7,620	6,067
Total gross intangible assets subject to amortization		88,788	51,679
Accumulated amortization		(44,970)	(40,675)
Total net intangible assets subject to amortization		43,818	11,004
Intangible assets not subject to amortization	Indefinite	180,363	224,431
Total other identified intangible assets, net		$224,181	$235,435

Effective October 1, 2014, certain tradenames with a carrying value totaling approximately $35.6 million that were previously assigned indefinite lives have been assigned finite lives of 15 years. During the six months ended March 31, 2015, the amortization expense of these tradenames totaled approximately $1.2 million.

Intangible assets not subject to amortization decreased approximately $44.1 million during fiscal 2015 due to the reclassification of approximately $35.6 million of tradenames to finite lived and approximately $8.5 million due to impairment charges.

Amortization expense of intangible assets was $4.3 million, $4.4 million and $3.4 million during fiscal 2015, 2014 and 2013, respectively. Based on the carrying value of identified intangible assets recorded at March 31, 2015, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2016	$3,665
2017	2,616
2018	1,706
2019	1,509
2020	1,392
Thereafter	32,930
$43,818

Impairments

During an evaluation of goodwill and other identified intangible assets at September 30, 2014, the Company determined that indicators were present in certain reporting units which would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily due to the continuing softness in the consumer magazine sector, which impacts consumer and advertising spending, including further declines in certain advertising markets, resulting in lowered future cash flow projections.

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

c)	implied multiples used in the business enterprise value income and market approaches ranging from 3.9 to 5.0; and

d)	discount rates ranging from 14% to 15%, which were based on the Company's best estimate of the weighted average cost of capital adjusted for risks associated with the reporting unit.

Management believes the discount rates used is consistent with the risks inherent in the Company's current business model and with industry discount rates. Changes in management's judgments and projections or assumptions used could result in a significantly different estimate of the fair value of the reporting units and could materially change the impairment charge related to goodwill and tradenames.

Note 4 - Revolving Credit Facility

In December 2010, we entered into a revolving credit facility maturing in December 2015 (the "2010 Revolving Credit Facility"). The 2010 Revolving Credit Facility provided for borrowing up to $40.0 million less outstanding letters of credit. As further discussed below, in February 2015, we amended and restated the 2010 Revolving Credit Facility (the "Amended and Restated Revolving Credit Facility") to, among other things, extend the maturity date to December 2016, reduce the borrowing capacity from $40.0 million to $35.0 million and amend the first lien leverage ratio and certain other covenants and provisions.

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the Amended and Restated Revolving Credit Facility has ranged from 8.00% to 8.25% during the fiscal year ended March 31, 2015 and 2014. In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during fiscal 2015, 2014 and 2013 were insignificant.

During fiscal 2015, the Company borrowed $62.8 million and repaid $77.1 million under the Amended and Restated Revolving Credit Facility. At March 31, 2015, the Company has available borrowing capacity of $15.9 million after considering the $14.7 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance at March 31, 2015 of $14.7 million is included in non-current liabilities, as the maturity date of the Amended and Restated Revolving Credit Facility is December 2016.

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

2010 Revolving Credit Facility Amendments

In August 2014, the Company, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party to the 2010 Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into Amendment No. 3 (the “Third Credit Agreement Amendment”) to the 2010 Revolving Credit Facility with the lenders (the “Consenting Lenders”) constituting the Required Lenders (as defined in the Credit Agreement).

Pursuant to the Third Credit Agreement Amendment and subject to the Credit Parties’ (as defined in the 2010 Revolving Credit Facility) compliance with the requirements set forth therein, the Consenting Lenders agreed to (i) waive until the earlier of (x) August 15, 2014 and (y) immediately prior to the consummation of the Merger, any potential Default or Event of Default (each, as defined in the 2010 Revolving Credit Facility) arising from the failure to furnish to the Administrative Agent (A) the financial statements, reports and other documents as required under Section 5.01(a) of the 2010 Revolving Credit Facility with respect to the fiscal year of the Company ended March 31, 2014 and (B) the related deliverables required under Sections 5.01(c) and 5.03(b) of the 2010 Revolving Credit Facility, (ii) permit the transactions contemplated by the Merger Agreement and the Note Purchase Agreement, including amending the definition of “Change of Control” and permitting the issuance of the Additional Notes pursuant to the Second Lien PIK Notes Indenture (each as defined), (iii) consent to the sale of certain assets of the Loan Parties (as defined in the 2010 Revolving Credit Facility), (iv) restrict any payment or distribution in respect of the First Lien Notes (as defined) on or prior to June 15, 2015, subject to certain exceptions, including the payment of regularly scheduled interest and any mandatory prepayments and mandatory offers to purchase under the First Lien Notes, and (v) amend the maximum first lien leverage ratio covenant to be equal to or less than 5.25 to 1.00 from April 1, 2014 through and including the quarter ending June 30, 2015. From July 1, 2015 through December 31, 2015, the maturity date of the 2010 Revolving Credit Facility, the first lien leverage ratio must be equal to or less than 4.50 to 1.00, the ratio in effect prior to the amendment.

In August 2014, the Company received a waiver under the 2010 Revolving Credit Facility to provide additional time to file the Quarterly Report for the quarterly period ended June 30, 2014, with the SEC and to make it available to the 2010 Revolving Credit Facility lenders.

In January 2015, the Company, the Administrative Agent and the lenders from time to time party to the 2010 Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into Amendment No. 4 (the “Fourth Credit Agreement Amendment”) to the 2010 Revolving Credit Facility with the lenders constituting the Required Lenders (as defined in the Credit Agreement) to, among other things, modify the definition of "Permitted Refinancing Indebtedness” to, among other things, permit the transactions contemplated by the exchange of certain senior secured notes as further described in Note 5, "Senior Secured Notes."

In January 2015, the Company, the Administrative Agent and the lenders from time to time party to the 2010 Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into Amendment No. 5 (the “Fifth Credit Agreement Amendment”) to the 2010 Revolving Credit Facility with the lenders constituting the Required Lenders (as defined in the Credit Agreement) to, among other things, permit the transactions contemplated by the sale of our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment, as further described in Note 10, "Dispositions and Acquisitions."

In February 2015, the Company received a waiver under the 2010 Revolving Credit Facility to provide additional time to file the Quarterly Report for the quarterly period ended December 31, 2014, with the SEC and to make it available to the 2010 Revolving Credit Facility lenders.

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

Covenants

The Amended and Restated Revolving Credit Facility include certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants in the Amended and Restated Revolving Credit Facility includes financial maintenance covenants comprised of a first lien leverage ratio, a consolidated leverage ratio and an interest coverage ratio. The Amended and Restated Revolving Credit Facility also contain certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. With respect to the dividend restrictions, the Amended and Restated Revolving Credit Facility includes a cap on the total amount of cash available for distribution to our common stockholders.

As of March 31, 2015, the Company was in compliance with its covenants under the Amended and Restated Revolving Credit Facility.

Although there can be no assurances, management believes that, based on current projections (including projected borrowings and repayments under the Amended and Restated Revolving Credit Facility), its operating results for fiscal 2016 will be sufficient to satisfy the financial covenants under the Amended and Restated Revolving Credit Facility. The Company’s ability to satisfy the financial covenants is dependent on the business performing in accordance with its projections.  If the performance of the Company’s business deviates significantly from its projections, the Company may not be able to satisfy such financial covenants.  The Company's projections are subject to a number of factors, many of which are events beyond its control, which could cause its actual results to differ materially from its projections. If the Company does not comply with its financial covenants, the Company will be in default under the Amended and Restated Revolving Credit Facility.

Note 5 - Senior Secured Notes

Our senior secured notes are comprised the first lien Notes, the second lien notes, the second lien PIK notes and the new second lien notes and are collectively referred to herein as the "Senior Secured Notes" and consisted of the following at March 31st (in thousands):

	2015	2014
First Lien Notes	$275,175	$362,675
Second Lien Notes	2,198	10,602
Second Lien PIK Notes	—	96,200
New Second Lien Notes	39,024	—
Unamortized discount	(6,828)	—
Total debt obligations	309,569	469,477
Less: current portion of long-term debt	—	—
Noncurrent debt obligations	$309,569	$469,477

The future maturities of the Senior Secured Notes as of March 31st are as follows (in thousands):

Fiscal Year	Amount
2016	$—
2017	—
2018	275,175
2019	2,198
2020	—
Thereafter	39,024
Total future maturities	316,397
Unamortized discount	(6,828)
Total debt obligations	$309,569

As of March 31, 2015, future interest payments on our Senior Secured Notes for the next five years and thereafter until maturity in fiscal 2021 is expected to be as following (in thousands):

Fiscal Year	Amount
2016	$36,068
2017	36,990
2018	26,607
2019	4,195
2020	4,303
Thereafter	1,285
Total future payments	$109,448

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

During fiscal 2012, the Company redeemed $20.0 million in aggregate principal amount of First Lien Notes. During fiscal 2014, the Company repurchased approximately $2.3 million in aggregate principal amount of First Lien Notes. During fiscal 2015, the Company repurchased $55.5 million in aggregate principal amount of First Lien Notes at a price equal to 103.9% of the aggregate principal amount thereof, plus accrued and unpaid interest in the open market. In January 2015, the Company exchanged approximately $32.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest for approximately $39.0 million aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 7.0% per annum and mature in July 2020 (the "New Second Lien Notes"), pursuant to an exchange agreement (the "New Second Lien Notes Exchange Agreement"), as further described below.

Subsequent to March 31, 2015, the Company repurchased approximately $2.0 million in aggregate principal amount of First Lien Notes, at a price equal to 105.9% of the aggregate principal amount thereof, plus accrued and unpaid interest in the open market. After giving effect to this repurchase approximately $273.2 million aggregate principal amount of First Lien Notes remain outstanding.

The First Lien Notes are guaranteed on a first lien senior secured basis by the same subsidiaries of the Company that guarantee the Amended and Restated Revolving Credit Facility. The First Lien Notes and the guarantees thereof are secured by a first-priority lien on substantially all our assets (subject to certain permitted liens and exceptions), pari passu with the liens granted under our Amended and Restated Revolving Credit Facility, provided that in the event of a foreclosure on the collateral or insolvency proceedings, obligations under our Amended and Restated Revolving Credit Facility will be repaid in full with proceeds from the collateral prior to the obligations under the First Lien Notes.

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
Second Lien Notes

In December 2010, we issued $104.9 million aggregate principal amounts of senior secured notes, which bear interest at a rate of 13.5% per annum and mature in June 2018 (the "Second Lien Notes"). Interest on the Second Lien Notes is payable semi-annually on June 15th and December 15th of each year and is computed on the basis of a 360-day year comprised of twelve 30 day months.

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

The Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our Amended and Restated Revolving Credit Facility and the First Lien Notes. The Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

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

The Second Lien PIK Notes were payable in kind at a rate of 10% per annum until the earliest of: (a) December 15, 2016, (b) the closing of a refinancing of the First Lien Notes or (c) upon the occurrence of certain specified events of default relating to the application of the cash interest savings and the right of first offer (any such date being the "Cash Interest Rate Conversion Date"), at which point the interest payable on the then outstanding aggregate principal amount of Second Lien PIK Notes will be payable, in cash, at an interest rate of 13.5% per annum until the June 2018 maturity date.

Subject to certain exceptions, the cash interest savings (as defined in the Second Lien PIK Notes Indenture) resulting from the exchange of the Second Lien Notes must be used by the Company to repurchase First Lien Notes until the Cash Interest Rate Conversion Date. The participating holders have a right of first offer to sell any of their First Lien Notes to the Company before the Company makes repurchases of First Lien Notes from any other holders of the First Lien Notes, including those purchases pursuant to open market repurchases. In August 2014, the Company and the Guarantors entered into an amendment to the Second Lien PIK Notes Exchange Agreement (the “Second Lien PIK Notes Exchange Agreement Amendment”) which provided that the Company was not required to apply the cash interest savings to repurchase outstanding First Lien Notes for the semi-annual interest periods ending on June 15, 2014 and December 15, 2014.

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

The New Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our Amended and Restated Revolving Credit Facility, the First Lien Notes and the Second Lien Notes. The New Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

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

In January 2015, the Company entered into a supplemental indenture (the “2015 Supplemental Indenture”) by and between the Company and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB, as trustee and collateral agent (collectively, the “Existing Second Lien Trustee”), to an indenture, dated as of December 22, 2010, by and among the Company, the guarantors party thereto and the Existing Second Lien Trustee (as amended, supplemented or otherwise modified through the date of amendment, the “Existing Second Lien Indenture”). The 2015 Supplemental Indenture contemplates, among other things, the New Second Lien Exchange Agreement.

The Indentures governing the Senior Secured Notes contain certain affirmative covenants, negative covenants and events of default. For example, the Indentures governing the Senior Secured Notes contain covenants that limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the Indentures governing the Senior Secured Notes impose certain requirements as to future subsidiary guarantors. As of March 31, 2015, the Company was in compliance with all of the covenants under the indentures governing the Senior Secured Notes.

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

The Company was required to commence the Exchange Offer once the exchange offer registration statement was declared effective by the SEC and use commercially reasonable efforts to complete the Exchange Offer no later than February 24, 2012. Since the Exchange Offer was not completed until November 20, 2012, a registration default occurred and the Company incurred approximately $1.3 million in additional interest on the First Lien Notes during the registration default period. The registration default did not impact our compliance with the indentures governing the Senior Secured Notes or the 2010 Revolving Credit Facility.

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

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

		March 31, 2015		March 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
First Lien Notes	Level 2	$275,175	$282,742	$362,675	$397,129
Second Lien Notes	Level 2	2,198	2,337	10,602	10,840
Second Lien PIK Notes	Level 2	—	—	96,200	95,178
New Second Lien Notes	Level 2	32,196	33,655	—	—

The fair value of the First Lien Notes, the Second Lien Notes, the Second Lien PIK Notes and the New Second Lien Notes is estimated using quoted market prices for the same or similar issues.

As of March 31, 2015 and 2014, the Company did not have financial assets or liabilities that would require measurement on a recurring basis, based on the guidance in ASC 820. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and the Amended and Restated Revolving Credit Facility. The carrying amount of these accounts approximates fair value.

Assets measured at fair value on a nonrecurring basis

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. During an evaluation of goodwill and other identified intangible assets at September 30, 2014, the carrying value of goodwill and tradenames for certain reporting units exceeded fair value. As a result, the Company recorded an impairment charge that incorporates fair value measurements based on Level 3 inputs. See Note 3 "Goodwill and Other Identified Intangible Assets," for further discussion on measuring the Company's non-financial assets, specifically goodwill and tradenames.

Note 7 - Income Taxes

The Company files a consolidated Federal income tax return. The provision (benefit) for income taxes from continuing operations consists of the following at March 31st (in thousands):

	2015	2014	2013
Current:
Federal	$—	$(160)	$(26)
State	88	11	(296)
Foreign	50	451	536
Total current provision	138	302	214
Deferred:
Federal	(13,907)	24,252	(6,315)
State	(1,894)	6,138	(257)
Foreign	(26)	(33)	(78)
Total deferred provision (benefit)	(15,827)	30,357	(6,650)
Provision (benefit) for income taxes	$(15,689)	$30,659	$(6,436)

Income tax provision (benefit) attributable to income from continuing operations was $(15.7) million, $30.7 million and $(6.4) million for fiscal 2015, 2014 and 2013, respectively, and differed from the amounts computed by applying the statutory U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following at March 31st (in thousands):

	2015	2014	2013
U.S expected tax (benefit) provision	$(19,926)	$(9,209)	$(21,853)
State income taxes, net of federal benefit	(1,504)	(755)	(802)
Meals and entertainment	270	271	236
Goodwill impairment	1,237	—	14,980
Valuation allowance on deferred tax assets	2,555	40,260	—
Debt restructuring	1,277	—	—
Other, net	402	92	1,003
Provision (benefit) for income taxes	$(15,689)	$30,659	$(6,436)

The tax effected net deferred tax assets and liabilities are comprised of the following at March 31st (in thousands):

	2015	2014
Deferred Income Tax Assets, Current
Reserves and accruals	$6,744	$3,437
Revenue recognition	—	52
Other current deferred tax assets	448	1,210
Gross deferred income tax assets, current	7,192	4,699
Valuation allowance	(3,738)	(3,455)
Deferred income tax assets, current	3,454	1,244
Deferred Income Tax Liabilities, Current
Circulation expenses	(807)	(1,274)
Other current deferred tax liabilities	(958)	(1,898)
Deferred income tax liabilities, current	(1,765)	(3,172)
Net deferred income tax assets (liabilities), current	$1,689	$(1,928)

	2015	2014
Deferred Income Tax Assets, Non-Current
Net operating losses	$38,215	$42,678
Deferred debt costs	273	1,954
Goodwill and other intangibles	980	1,727
Other non-current deferred tax assets	4,745	3,414
Gross deferred income tax assets, non-current	44,213	49,773
Valuation allowance	(23,401)	(36,806)
Deferred income tax assets, non-current	20,812	12,967
Deferred Income Tax Liabilities, Non-Current
Goodwill and other intangibles	(82,670)	(86,994)
Circulation expenses	(2,617)	(2,354)
Property and equipment	(3,580)	(3,076)
Other non-current deferred tax liabilities	(2,692)	(3,595)
Deferred income tax liabilities, non-current	(91,559)	(96,019)
Net deferred income tax liabilities, non-current	$(70,747)	$(83,052)

The net deferred income tax assets, current of $1.7 million as of March 31, 2015, are included in prepaid expenses and other current assets and the net deferred income tax liabilities, current of $1.9 million as of March 31, 2014, are included in accrued expenses and other liabilities in the accompanying balance sheets. The net deferred income tax liabilities, non-current of $70.7 million and $83.1 million as of March 31, 2015 and 2014, respectively, are included in deferred income taxes in the accompanying consolidated balance sheets.

At March 31, 2015 and 2014, the Company had gross U.S. federal and state net operating loss carryforwards as follows (in thousands):

	2015	2014
Federal	$96,628	$108,308
State	88,399	99,131

The federal net operating loss carryforwards at March 31, 2015 begin to expire in 2028 through 2034. The state net operating loss carryforwards at March 31, 2015 begin to expire in 2016 through 2034.

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

The asset and liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2015, a valuation allowance of $27.1 million was recorded against the Company's net deferred tax assets, excluding the deferred tax liability for indefinite-lived intangible assets. The Company's deferred tax liabilities related to indefinite-lived intangible assets were not considered a future source of income to support the realization of deferred tax assets within the net operating loss carryforward period. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

As of March 31, 2015 and 2014, the Company's accrued liabilities for uncertain tax positions related to federal and state income taxes, including interest and penalties, amounted to $1.3 million and are reflected in other non-current liabilities in the accompanying consolidated balance sheets.

The total amount of unrecognized tax benefits as of March 31, 2015 and 2014 was $0.7 million. Approximately $0.7 million of this amount would, if recognized, have an effect on the effective income tax rate. In addition to the unrecognized tax benefits, the Company recognized $0.1 million of interest expense and no penalty expense for fiscal 2015 and had accrued interest and penalties of $0.5 million and $0.1 million as of March 31, 2015.

A reconciliation of the change in the unrecognized tax benefits from April 1, 2013 to March 31, 2015 is as follows (in thousands):

Balance, April 1, 2013	$697
Decreases for tax positions taken during a prior period	(4)
Balance, March 31, 2014	693
Increases for tax positions taken during a prior period	—
Decreases for tax positions taken during a prior period	—
Lapse of statute of limitations	—
Balance, March 31, 2015	$693

The Company has identified its “major” tax jurisdictions to include the U.S. government and the states of California, Florida and New York. The Company's fiscal 2012 through 2014 federal tax returns remain open by statute. The Company's major state tax jurisdictions subject to examination are fiscal 2011 through 2014.

Note 8 - Related Party Transactions

As discussed in Note 1, "Nature of the Business" and Note 5, "Senior Secured Notes," in September 2014, the Company entered into the Debt for Equity Exchange Agreement with the Parent and the Investors pursuant to which the Investors exchanged approximately $121.1 million in aggregate principal amount of Senior Secured Notes of the Company, plus accrued and unpaid interest of approximately $2.9 million, for equity interests in the Parent.

In March 2015, the Investors became a lending party to the Amended and Restated Revolving Credit Facility and the Company paid approximately $0.8 million in lender fees, which were reflected as deferred debt costs in the accompanying consolidated financial statements.

As discussed in Note 5, "Senior Secured Notes," during fiscal 2015, the Company repurchased $56.1 million in aggregate principal amount of Senior Secured Notes, plus accrued and unpaid interest, in the open market, from the Investors. In January 2015, the Company exchanged approximately $32.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, held by the Investors for approximately $39.0 million aggregate principal amount of New Second Lien Notes, which bear interest at a rate of 7.0% per annum and mature in July 2020, pursuant to the New Second Lien Notes Exchange Agreement.

Subsequent to March 31, 2015, the Company repurchased approximately $2.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, in the open market, from the Investors. After giving effect to this repurchase approximately $273.2 million aggregate principal amount of First Lien Notes remain outstanding.

Mr. Elkins, a former member of our Board of Directors provided certain financial advisory services to the Company through Roxbury Advisory, LLC ("Roxbury"), a company controlled by Mr. Elkins, while he was a member of our Board of Directors. In August 2014, the consulting agreement between Roxbury and the Company was terminated. Payments for the services received from Roxbury totaled $50,000, $120,000 and $20,000 during fiscal 2015, 2014 and 2013, respectively, and the Company had no outstanding payables to Roxbury at March 31, 2015 and 2014.

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

Olympia’s net income was $1.2 million, $1.1 million and $0.7 million during fiscal 2015, 2014 and 2013, respectively.

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

The operating results of ZAM were insignificant to the Company's consolidated financial statements during fiscal 2015, 2014 and 2013.

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

Redeemable Noncontrolling Interests

The following table reconciles equity attributable to the redeemable noncontrolling interests at March 31st (in thousands):

	2015	2014	2013
Balance, beginning of year	$3,000	$3,000	$15,620
Capital distributions	(1,253)	(1,004)	(694)
Net income attributable to noncontrolling interests	1,236	1,056	694
Reduction in noncontrolling interests	—	—	(12,500)
Other	17	(52)	(120)
Balance, end of year	$3,000	$3,000	$3,000

The reduction in noncontrolling interests during fiscal 2013 of approximately $12.5 million represents the exercise of the Odyssey Put Option by the Odyssey LLC Member.

Unconsolidated Joint Ventures

We have other joint ventures that we do not consolidate as we lack the power to direct the activities that significantly impact the economic performance of these entities. The Company's investments in affiliates are carried at the fair value of the investment consideration at the date acquired, plus the Company's equity in undistributed earnings from that date. Unless otherwise disclosed below, the operating results of our unconsolidated joint ventures were insignificant to the Company's consolidated financial statements for fiscal 2015, 2014 and 2013.

Radar Online, LLC

In October 2008, the Company entered into a limited liability company agreement to form Radar Online, LLC, a joint venture ("Radar"), to manage Radar Online, a website focusing on celebrity and entertainment news. Though the Company owns 50% of Radar and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Radar using the equity method. The operating results of Radar were insignificant to the Company’s consolidated financial statements for fiscal 2015, 2014 and 2013. The management fees receivable from Radar totaled $1.9 million and $2.2 million as of March 31, 2015 and 2014, respectively, and is presented within other long-term assets in the accompanying consolidated financial statements.

Select Media Services, LLC

In September 2013, the Company contributed substantially all of its assets, comprising the Company's distribution and merchandising businesses operated by In Store Services, Inc., formerly known as Distribution Services, Inc. ("DSI"), a wholly-owned subsidiary of American Media, Inc., and $2.3 million in cash in exchange for a 27.5% membership interest in Select Media Services, LLC, a joint venture ("Select"), which operates as a merchandising and in-store services business. Though the Company can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Select using the equity method.

The membership interest and cash contribution in Select was adjusted in September 2014, pursuant to a one-time retroactive adjustment back to September 2013. The Company's membership interest has been replaced with a participation interest in the earnings of Select and the initial capital contribution was refunded to the Company in October 2014 along with the distribution of the Company's participation interest for the twelve months ended August 31, 2014. The operating results of Select were insignificant to the Company’s consolidated financial statements for fiscal 2015 and 2014.

Note 10 - Dispositions and Acquisitions

Dispositions

Shape, Fit Pregnancy and Natural Health

In January 2015, the Company and Weider Publications, LLC, a wholly-owned subsidiary of the Company, entered into an asset purchase agreement (the "Purchase Agreement") with Meredith Corporation ("Meredith"). The Purchase Agreement provides for the sale of the Company's Shape, Fit Pregnancy and Natural Health brands and magazines, which comprised its Women's Active Lifestyle segment. The Company received the initial cash consideration of $60.0 million on January 30, 2015 when the transaction closed. The Company is further entitled to additional consideration (the "Additional Consideration"), in the form of a one-time payment, following the completion of Meredith's 2018 fiscal year on June 30, 2018. The Additional Consideration, up to $60.0 million, will be based upon 40% of the adjusted operating profit of the combination of the Company's Shape brand and Meredith's Fitness brand.

Pursuant to the Purchase Agreement, the Company continued to publish the Shape, Fit Pregnancy and Natural Health magazines with on-sale dates through March 31, 2015, after which Meredith assumed publishing responsibilities for such titles. Effective as of the closing, Meredith assumed control over the digital assets used with Shape, Fit Pregnancy and Natural Health. The Company will have no continuing involvement in the operations of these publications subsequent to March 31, 2015.

Discontinued Operations

Net revenue, pre-tax income (loss) from discontinued operations, income tax provision (benefit) and income from discontinued operations, net of income taxes are as follows, in thousands:

	For the Years Ended
	March 31, 2015	March 31, 2014	March 31, 2013
Net revenue	$53,123	$56,875	$51,892
Pre-tax income (loss) from discontinued operations	(245)	6,319	898
Income tax provision (benefit)	(15,579)	2,618	442
Income from discontinued operations, net of income taxes	$15,334	$3,701	$456

There were no material pending divestitures as of March 31, 2015. Total assets and liabilities of discontinued operations as of March 31, 2014 were as follows, in thousands:

March 31, 2014
Cash and cash equivalents	$5
Trade receivables, net	11,497
Inventories	657
Prepaid expenses and other current assets	1,899
Property and equipment, net	25
Deferred rack costs, net	468
Goodwill	24,010
Other identified intangibles, net	34,213
Total assets	$72,774
Accounts payable	$712
Accrued expenses and other liabilities	1,273
Deferred revenues	3,299
Deferred income taxes	15,781
Total liabilities	$21,065

Country Weekly

In November 2014, we sold our Country Weekly publication for approximately $3 million in cash and entered into a long-term publishing services agreement. The operating results of Country Weekly were insignificant to the Company's consolidated financial statements for the fiscal years ended March 31, 2015, 2014 and 2013 and did not meet the criteria for presentation of discontinued operations. It is the Company's policy to present gains and losses from the sale of businesses that do not meet the criteria for presentation as discontinued operations within other income (expenses) in the accompanying consolidated financial statements.

Acquisitions

Soap Opera Digest

In July 2012, we acquired Soap Opera Digest magazine pursuant to a purchase agreement for one U.S. dollar plus the assumption of certain liabilities. The Company had previously been operating Soap Opera Digest magazine under a licensing agreement which contributed $2.7 million in revenues and $0.5 million of operating income, during fiscal 2013, through the date of acquisition of Soap Opera Digest magazine.

The Company has accounted for this transaction using the acquisition method of accounting. The acquisition related expenses incurred during the second quarter of fiscal 2013 were not significant and are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed (in thousands):

Total acquisition price - cash paid	$—
Allocation of the acquisition price:
Identifiable intangible assets	1,649
Deferred revenue	(1,567)
Other assumed liabilities	(82)
Fair value of net assets acquired	$—

Identifiable intangible assets acquired consisted of an indefinite lived tradename. The acquisition of Soap Opera Digest magazine was not material to the Company's operations; therefore pro forma financial information has not been presented.

Note 11 - Commitments and Contingencies

Litigation

On March 10, 2009, Anderson News, L.L.C. and Anderson Services, L.L.C., magazine wholesalers (collectively, “Anderson”), filed a lawsuit against American Media, Inc., DSI (now known as In-Store Services, Inc.), and various magazine publishers, wholesalers and distributors in the Federal District Court for the Southern District of New York (the “Anderson Action”). Anderson's complaint alleged that the defendants violated Section 1 of the Sherman Act by engaging in a purported industry-wide conspiracy to boycott Anderson and drive it out of business. Plaintiffs also purported to assert claims for defamation, tortious interference with contract and civil conspiracy. The complaint did not specify the amount of damages sought. On August 2, 2010, the District Court dismissed the action in its entirety with prejudice and without leave to replead and, on October 25, 2010, denied Anderson's motion for reconsideration of the dismissal decision. Anderson appealed the District Court's decisions.

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

In an order of the Delaware bankruptcy court, entered on November 14, 2011, American Media, Inc. and four other creditors (collectively, the “Creditors”), which also are defendants in the Anderson Action, were granted the right to file lawsuits against Anderson insiders asserting Anderson's claims identified by the examiner. The Creditors' retention of counsel to pursue the claims on a contingency fee basis was also approved. On November 14, 2011, pursuant to this order, a complaint was filed against 10 defendants. After a temporary stay of discovery pending conclusion of fact discovery in the Anderson Action, discovery in the bankruptcy action proceeded. On December 12, 2014, defendants in the adversary action moved for partial summary judgment seeking dismissal of certain of the Creditors’ claims. The motion was fully briefed on April 20, 2015.

By order dated November 6, 2013, the Delaware bankruptcy court granted American Media, Inc. and four of its co-defendants relief from the automatic bankruptcy stay of litigation against Anderson News, L.L.C. so that they could file a counterclaim in the Anderson Action against Anderson News, L.L.C. alleging that Anderson News, L.L.C. had violated the antitrust laws by engaging in a conspiracy to fix prices that wholesalers would pay publishers for their magazines and seeking an unspecified amount of damages to be proved at trial. Permission was obtained on January 23, 2014 from the District Court to file the counterclaim against Charles Anderson, Jr. and Anderson News, L.L.C. American Media, Inc. filed its amended answer and counterclaim in the Anderson Action on February 14, 2014. On December 15, 2014, the parties in the Anderson Action filed motions for summary judgment and to strike certain proposed expert testimony. The briefing on these motions was completed on April 17, 2015 and a hearing regarding these motions has been scheduled for July 22, 2015.

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

Long-Term Agreements

The Company has several long-term agreements related to the printing, pre-press and fulfillment of publications. Based on current pricing and production levels, future commitments under these agreements are estimated as follows (in thousands):

Fiscal Year	Printing	Pre-Press	Fulfillment	Transportation	Total
2016	$30,749	$816	$3,039	$4,102	$38,706
2017	31,362	817	3,039	1,644	36,862
2018	32,107	818	3,039	—	35,964
2019	32,869	428	3,039	—	36,336
2020	25,237	38	2,279	—	27,554
Thereafter	—	29	—	—	29
Total	$152,324	$2,946	$14,435	$5,746	$175,451

Operating Leases

During fiscal 2015, the Company leased offices, facilities and equipment under operating lease agreements. The leases for our offices and facilities expire between 2015 and 2023, and some of these leases are subject to our renewal. Total rent expense charged to operations for all such leases was approximately $3.6 million, $3.4 million and $4.2 million for fiscal 2015, 2014 and 2013, respectively. Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term. The future minimum lease payments under operating leases are estimated as follows (in thousands):

Fiscal Year
2016	$2,093
2017	2,606
2018	2,821
2019	3,120
2020	3,120
Thereafter	8,711
Total	$22,471

Other Agreements

The Company has several long-term consulting agreements with unrelated third parties to assist with the marketing of its brands. The future payments under these agreements are estimated as follows (in thousands):

Fiscal Year
2016	$7,370
2017	6,981
2018	6,613
2019	5,642
2020	5,642
Thereafter	4,231
Total	$36,479

Note 12 - Licensing and Publishing Services Agreements

Licensing Agreements

In December 2014, the Company entered into a long-term licensing agreement (the "Licensing Agreement") with an unrelated third party (the "Licensee") pursuant to which the Company granted a license for the international publication, in print and digital formats, of Men's Fitness, Muscle & Fitness, Flex and Muscle & Fitness Hers. Upon execution of the Licensing Agreement, the Company received $0.9 million as a guaranteed minimum royalty over the term of the agreement. The Company is entitled to additional royalties if actual earned royalties exceed the guaranteed minimum royalty.

Publishing Services

In November 2009, the Company entered into a long-term publishing services agreement with Playboy Enterprises, Inc. (“Playboy”), pursuant to which the Company assumed responsibility for Playboy magazine's advertising sales and marketing, circulation and production management, newsstand distribution and back office financial services. Playboy compensated the Company for these services through fees and commissions for advertising sales on print and digital revenues, in addition to certain cost savings and subscription revenue incentives. The Playboy publishing services agreement terminated in December 2014 and contributed $1.3 million, $3.5 million and $3.6 million in revenues and $1.0 million, $1.8 million and $1.7 million of operating income during fiscal 2015, 2014 and 2013, respectively.

Note 13 - Business Segment Information

After the divestiture of Shape, Fit Pregnancy and Natural Health in January 2015, which comprised our Women's Actively Lifestyle segment, the Company has three reporting segments: Celebrity Brands, Men’s Active Lifestyle and Corporate and Other. The operating segments are based on each having the following characteristics: the operating segments engage in similar business activities from which they earn revenues and incur expenses; the operating results are regularly reviewed by the chief operating decision maker (the "CODM"), and there is discrete financial information. The Company does not aggregate any of its operating segments.

The Celebrity Brands segment includes National Enquirer, Star, Globe, National Examiner, OK! and Soap Opera Digest.

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

Segment information for fiscal 2015, 2014 and 2013 and the assets employed as of March 31, 2015 and 2014 are as follows (in thousands):

	Fiscal years ended March 31,
	2015	2014	2013
Operating revenues
Celebrity Brands	$179,825	$202,580	$215,946
Men's Active Lifestyle Group	59,226	66,698	60,770
Corporate and Other	6,129	18,068	19,918
Total operating revenues	$245,180	$287,346	$296,634
Operating income (loss)
Celebrity Brands	$67,915	$73,276	$32,313
Men's Active Lifestyle Group	(5,846)	11,730	10,366
Corporate and Other	(67,850)	(51,221)	(43,652)
Total operating income (loss)	$(5,781)	$33,785	$(973)
Depreciation and amortization
Celebrity Brands	$1,787	$3,545	$3,182
Men's Active Lifestyle Group	2,478	824	370
Corporate and Other	9,700	9,066	6,021
Total depreciation and amortization	$13,965	$13,435	$9,573
Impairment of goodwill and intangible assets
Celebrity Brands	$—	$—	$42,801
Men's Active Lifestyle Group	17,403	9,238	7,797
Corporate and Other	1,055	—	—
Total impairment of goodwill and intangible assets	$18,458	$9,238	$50,598
Amortization of deferred rack costs
Celebrity Brands	$5,391	$6,170	$8,037
Men's Active Lifestyle Group	74	64	30
Total amortization of deferred rack costs	$5,465	$6,234	$8,067

Total Assets	March 31, 2015	March 31, 2014
Celebrity Brands	$330,850	$339,617
Men's Active Lifestyle Group	86,775	105,994
Corporate and Other (1)	48,400	54,255
Discontinued Operations	—	72,774
Total assets	$466,025	$572,640

(1) Amounts are primarily comprised of inventories, prepaid expenses, property and equipment, deferred debt costs and certain other assets.

Geographic Data

The Company operates principally in two geographic areas, the United States of America and Europe (primarily the United Kingdom). There were no significant transfers between geographic areas during the three fiscal years ended March 31, 2015. The following tables present revenue by geographic area for fiscal 2015, 2014 and 2013 and the assets employed as of March 31, 2015 and 2014 (in thousands):

	Fiscal years ended March 31,
	2015	2014	2013
Operating revenues:
United States of America	$234,554	$275,161	$283,971
Europe	10,626	12,185	12,663
Total operating revenues	$245,180	$287,346	$296,634

	March 31, 2015	March 31, 2014
Assets:
United States of America	$458,197	$564,214
Europe	7,828	8,426
Total assets	$466,025	$572,640

Note 14 - Capital Structure

As discussed in Note 1, "Nature of the Business," in August 2014, pursuant to the Merger Agreement, certain Investors of the Company acquired 100% of the issued and outstanding shares of common stock of the Company through the Merger, with the Company surviving the Merger.

Prior to the Merger, the Company had authorized 15,000,000 shares of stock, comprised of 1,000,000 shares of $0.0001 par value preferred stock and 14,000,000 shares of $0.0001 par value common stock. The Board of Directors could determine the rights, preferences and limitations of the preferred stock when issued. Prior to the Merger, there were no shares of preferred stock issued or outstanding, 10,000,000 shares of common stock were issued and outstanding and 1,172,150 shares of restricted common stock were issued and outstanding. See Stock Based Compensation below for a further description of the Equity Incentive Plan regarding the shares of restricted common stock.

In accordance with the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the Merger, including any shares of restricted stock of the Company, were converted into the right to receive $0.1795 per share in cash, and each share of the Company’s common stock was canceled and retired and ceased to exist.

Each share of common stock of the Merger Sub outstanding immediately prior to the Merger was converted into and exchanged for one validly issued, fully paid and non-assessable share of the Company’s common stock. Immediately prior to the Merger, Merger Sub had 100 shares of common stock issued and outstanding. As result, immediately after the Merger, the Company has 100 shares of common stock issued and outstanding, which are owned by the Parent.

Subsequent to the Merger, the Company had authorized 68,000,000 shares of stock, comprised of 1,000,000 shares of $0.0001 preferred stock and 67,000,000 shares of $0.0001 par value common stock. In November 2014, the Company amended the certificate of incorporation of AMI to, among other things, amend the authorized shares of stock. As a result, the Company has authorized 100 shares of $0.0001 par value common stock. At March 31, 2015, there were 100 shares of common stock issued and outstanding.

As discussed in Note 5, "Senior Secured Notes," in September 2014, pursuant to the Debt for Equity Exchange Agreement with the Parent and the Investors, the Investors exchanged approximately $121.1 million aggregate principal amount of Senior Secured Notes, plus accrued and unpaid interest of approximately $2.9 million, for additional equity interests in the Parent.

Also, in September 2014, the Parent made a capital contribution to the Company of approximately $0.6 million in cash.

We did not make any dividend payments in fiscal 2015, 2014 or 2013, and we do not anticipate paying any dividends on our common stock in the foreseeable future. The terms of our Amended and Restated Revolving Credit Facility restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends. With respect to the dividend restriction, the Amended and Restated Revolving Credit Facility and the Supplemental Indentures include a cap on the total amount of cash available for distribution to our common stockholders.

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

During fiscal 2013, 2014 and 2015, the Compensation Committee granted 97,100, 102,500 and 75,600 restricted shares, respectively, to certain key officers, employees and directors under the same terms of the restricted stock grants in fiscal 2011. Certain former employees and directors forfeited their shares of restricted stock upon termination of their employment with the Company or service to the Board of Directors, as applicable, totaling 4,200, 65,417 and 31,600 during fiscal 2013, 2014 and 2015, respectively.

Immediately prior to the Merger, there were 1,172,150 shares of restricted common stock issued and outstanding. In August 2014, as a result of the Merger, a change of control of the Company (which was a Liquidity Event under the Equity Incentive Plan) occurred and the Company recognized stock based compensation expense of approximately $210,000, in accordance with FASB ASC 718, Compensation - Stock Compensation.

Note 15 - Supplemental Condensed Consolidating Financial Information

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,040	$2,412	$—	$3,452
Trade receivables, net	—	38,058	1,354	—	39,412
Inventories	—	739	134	—	873
Prepaid expenses and other current assets	—	16,207	636	(5,487)	11,356
Total current assets	—	56,044	4,536	(5,487)	55,093
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,801	—	—	3,801
Furniture, fixtures and equipment	—	43,189	790	—	43,979
Less – accumulated depreciation	—	(29,465)	(765)	—	(30,230)
Total property and equipment, net	—	17,525	25	—	17,550
OTHER ASSETS:
Deferred debt costs, net	6,383	—	—	—	6,383
Deferred rack costs, net	—	4,824	—	—	4,824
Investments in affiliates	587,126	224	—	(586,547)	803
Other long-term assets	—	3,193	—	—	3,193
Due from affiliates	—	300,246	—	(300,246)	—
Total other assets	593,509	308,487	—	(886,793)	15,203
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	149,488	4,510	—	153,998
Other identified intangibles, net	—	218,181	6,000	—	224,181
Total goodwill and other identified intangible assets	—	367,669	10,510	—	378,179
TOTAL ASSETS	$593,509	$749,725	$15,071	$(892,280)	$466,025

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$15,434	$347	$—	$15,781
Accrued expenses and other liabilities	—	104,580	5,393	(65,958)	44,015
Accrued interest	10,075	—	—	—	10,075
Deferred revenues	—	25,718	1,016	—	26,734
Total current liabilities	10,075	145,732	6,756	(65,958)	96,605
NON-CURRENT LIABILITIES:
Senior secured notes	309,569	—	—	—	309,569
Revolving credit facility	14,700	—	—	—	14,700
Other non-current liabilities	—	8,352	—	—	8,352
Deferred income taxes	—	10,250	26	60,471	70,747
Due to affiliates	296,113	—	4,133	(300,246)	—
Total liabilities	630,457	164,334	10,915	(305,733)	499,973
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(36,948)	585,391	1,156	(586,547)	(36,948)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$593,509	$749,725	$15,071	$(892,280)	$466,025

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$415	$2,615	$—	$3,030
Trade receivables, net	—	31,226	1,912	—	33,138
Inventories	—	9,650	603	—	10,253
Prepaid expenses and other current assets	—	19,737	493	(5,487)	14,743
Assets of discontinued operations	—	72,774	—	—	72,774
Total current assets	—	133,802	5,623	(5,487)	133,938
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,798	—	—	3,798
Furniture, fixtures and equipment	—	39,457	822	—	40,279
Less – accumulated depreciation	—	(22,461)	(667)	—	(23,128)
Total property and equipment, net	—	20,794	155	—	20,949
OTHER ASSETS:
Deferred debt costs, net	8,125	—	—	—	8,125
Deferred rack costs, net	—	4,605	—	—	4,605
Investments in affiliates	546,696	2,248	—	(546,085)	2,859
Other long-term assets	—	3,841	—	—	3,841
Due from affiliates	—	176,552	—	(176,552)	—
Total other assets	554,821	187,246	—	(722,637)	19,430
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	158,378	4,510	—	162,888
Other identified intangibles, net	—	229,435	6,000	—	235,435
Total goodwill and other identified intangible assets	—	387,813	10,510	—	398,323
TOTAL ASSETS	$554,821	$729,655	$16,288	$(728,124)	$572,640
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$18,877	$526	$—	$19,403
Accrued expenses and other liabilities	—	23,904	5,863	(3,239)	26,528
Accrued interest	15,897	—	—	—	15,897
Deferred revenues	—	28,455	1,564	—	30,019
Liabilities of discontinued operations	—	21,065	—	—	21,065
Total current liabilities	15,897	92,301	7,953	(3,239)	112,912
NON-CURRENT LIABILITIES:
Senior secured notes	469,477	—	—	—	469,477
Revolving credit facility	29,000	—	—	—	29,000
Other non-current liabilities	—	7,172	—	—	7,172
Deferred income taxes	—	85,255	45	(2,248)	83,052
Due to affiliates	172,420	—	4,132	(176,552)	—
Total liabilities	686,794	184,728	12,130	(182,039)	701,613
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(131,973)	544,927	1,158	(546,085)	(131,973)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$554,821	$729,655	$16,288	$(728,124)	$572,640

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED MARCH 31, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$161,464	$4,735	$—	$166,199
Advertising	—	61,566	5,692	—	67,258
Other	—	4,598	7,125	—	11,723
Total operating revenues	—	227,628	17,552	—	245,180
OPERATING EXPENSES:
Editorial	—	25,258	1,546	—	26,804
Production	—	59,329	6,759	—	66,088
Distribution, circulation and other cost of sales	—	36,961	2,049	—	39,010
Selling, general and administrative	—	82,325	4,311	—	86,636
Depreciation and amortization	—	13,785	180	—	13,965
Impairment of goodwill and intangible assets	—	18,458	—	—	18,458
Total operating expenses	—	236,116	14,845	—	250,961
OPERATING INCOME	—	(8,488)	2,707	—	(5,781)
OTHER EXPENSES:
Interest expense	(50,772)	(34)	(41)	—	(50,847)
Amortization of deferred debt costs	(4,011)	—	—	—	(4,011)
Other expenses, net	—	3,710	(2)	—	3,708
Total other expense, net	(54,783)	3,676	(43)	—	(51,150)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(54,783)	(4,812)	2,664	—	(56,931)
PROVISION FOR INCOME TAXES	—	(15,712)	23	—	(15,689)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	27,656	185	—	(27,841)	—
NET LOSS FROM CONTINUING OPERATIONS	(27,127)	11,085	2,641	(27,841)	(41,242)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	15,334	—	—	15,334
NET (LOSS) INCOME	(27,127)	26,419	2,641	(27,841)	(25,908)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,219)	—	(1,219)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$(27,127)	$26,419	$1,422	$(27,841)	$(27,127)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(27,127)	$26,419	$2,641	$(27,841)	$(25,908)
Foreign currency translation adjustment	—	—	(161)	—	(161)
Comprehensive (loss) income	(27,127)	26,419	2,480	(27,841)	(26,069)
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,219)	—	(1,219)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(27,127)	$26,419	$1,261	$(27,841)	$(27,288)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED MARCH 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$182,575	$5,038	$—	$187,613
Advertising	—	66,884	6,069	—	72,953
Other	—	20,489	6,291	—	26,780
Total operating revenues	—	269,948	17,398	—	287,346
OPERATING EXPENSES:
Editorial	—	29,414	1,456	—	30,870
Production	—	69,872	5,792	—	75,664
Distribution, circulation and other cost of sales	—	43,181	2,842	—	46,023
Selling, general and administrative	—	75,077	3,254	—	78,331
Depreciation and amortization	—	13,355	80	—	13,435
Impairment of goodwill and intangible assets	—	9,238	—	—	9,238
Total operating expenses	—	240,137	13,424	—	253,561
OPERATING INCOME	—	29,811	3,974	—	33,785
OTHER EXPENSES:
Interest expense	(58,372)	17	—	—	(58,355)
Amortization of deferred debt costs	(1,664)	—	—	—	(1,664)
Other expenses, net	—	(79)	—	—	(79)
Total other expense, net	(60,036)	(62)	—	—	(60,098)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(60,036)	29,749	3,974	—	(26,313)
PROVISION FOR INCOME TAXES	25,296	4,879	484	—	30,659
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	31,013	1,387	—	(32,400)	—
NET LOSS FROM CONTINUING OPERATIONS	(54,319)	26,257	3,490	(32,400)	(56,972)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	3,701	—	—	3,701
NET (LOSS) INCOME	(54,319)	29,958	3,490	(32,400)	(53,271)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,048)	—	(1,048)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$(54,319)	$29,958	$2,442	$(32,400)	$(54,319)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(54,319)	$29,958	$3,490	$(32,400)	$(53,271)
Foreign currency translation adjustment	—	—	108	—	108
Comprehensive (loss) income	(54,319)	29,958	3,598	(32,400)	(53,163)
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,048)	—	(1,048)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(54,319)	$29,958	$2,550	$(32,400)	$(54,211)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED MARCH 31, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$197,999	$4,959	$—	$202,958
Advertising	—	58,534	6,678	—	65,212
Other	—	23,608	4,856	—	28,464
Total operating revenues	—	280,141	16,493	—	296,634
OPERATING EXPENSES:
Editorial	—	32,018	1,602	—	33,620
Production	—	77,007	4,999	—	82,006
Distribution, circulation and other cost of sales	—	51,442	2,514	—	53,956
Selling, general and administrative	—	63,955	3,899	—	67,854
Depreciation and amortization	—	9,476	97	—	9,573
Impairment of goodwill and intangible assets	—	50,598	—	—	50,598
Total operating expenses	—	284,496	13,111	—	297,607
OPERATING (LOSS) INCOME	—	(4,355)	3,382	—	(973)
OTHER EXPENSES:
Interest expense	(59,744)	(35)	—	—	(59,779)
Amortization of deferred debt costs	(1,433)	—	—	—	(1,433)
Other expenses, net	—	(251)	(1)	—	(252)
Total other expense, net	(61,177)	(286)	(1)	—	(61,464)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, AND (LOSSES) EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(61,177)	(4,641)	3,381	—	(62,437)
(BENEFIT) PROVISION FOR INCOME TAXES	(22,909)	16,074	399	—	(6,436)
(LOSSES) EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(17,971)	1,592	—	16,379	—
NET LOSS FROM CONTINUING OPERATIONS	(56,239)	(19,123)	2,982	16,379	(56,001)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	456	—	—	456
NET (LOSS) INCOME	(56,239)	(18,667)	2,982	16,379	(55,545)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(694)	—	(694)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(56,239)	$(18,667)	$2,288	$16,379	$(56,239)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(56,239)	$(18,667)	$2,982	$16,379	$(55,545)
Foreign currency translation adjustment	—	—	(124)	—	(124)
Comprehensive (loss) income	(56,239)	(18,667)	2,858	16,379	(55,669)
Less: comprehensive income attributable to noncontrolling interests	—	—	(694)	—	(694)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(56,239)	$(18,667)	$2,164	$16,379	$(56,363)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(104,995)	$116,650	$1,050	$—	$12,705
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(7,176)	—	—	(7,176)
Purchase of intangible assets	—	(2,738)	—	—	(2,738)
Proceeds from sale of publications	63,000	—	—	—	63,000
Distributions from affiliates	—	2,570	—	—	2,570
Due from affiliates	—	(107,916)	—	107,916	—
Other	—	9	—	—	9
Net cash provided by (used in) investing activities	63,000	(115,251)	—	107,916	55,665
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	62,800	—	—	—	62,800
Repayment to revolving credit facility	(77,100)	—	—	—	(77,100)
Proceeds from issuance of senior secured notes	12,500	—	—	—	12,500
Senior secured notes repurchases	(56,100)	—	—	—	(56,100)
Capital contribution	573	—	—	—	573
Costs incurred in restructuring	(4,315)	—	—	—	(4,315)
Redemption premium payment	(2,206)	—	—	—	(2,206)
Payment of debt costs	(2,073)	—	—	—	(2,073)
Payments to noncontrolling interest holder of Olympia	—	—	(1,253)	—	(1,253)
Due to affiliates	107,916	—	—	(107,916)	—
Net cash provided by (used in) financing activities	41,995	—	(1,253)	(107,916)	(67,174)
Effect of exchange rate changes on cash	—	(774)	—	—	(774)
Net increase (decrease) in cash and cash equivalents	—	625	(203)	—	422
Cash and cash equivalents, beginning of period	—	415	2,615	—	3,030
Cash and cash equivalents, end of period	$—	$1,040	$2,412	$—	$3,452

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(52,163)	$59,730	$4,087	$(1,860)	$9,794
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(10,514)	—	—	(10,514)
Purchase of intangible assets	—	(5,615)	—	—	(5,615)
Investments in affiliates	—	(2,536)	—	—	(2,536)
Due from affiliates	—	(41,650)	—	41,650	—
Other	—	145	(300)	—	(155)
Net cash used in investing activities	—	(60,170)	(300)	41,650	(18,820)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	95,600	—	—	—	95,600
Repayment to revolving credit facility	(78,600)	—	—	—	(78,600)
Senior secured notes repurchases	(2,325)	—	—	—	(2,325)
Redemption premium payment	(201)	—	—	—	(201)
Payments to noncontrolling interest holder of Olympia	—	—	(1,004)	—	(1,004)
Payments for redemption of Odyssey preferred stock	(3,961)	—	—	—	(3,961)
Due to affiliates	41,650	—	—	(41,650)	—
Dividends paid to parent	—	—	(1,860)	1,860	—
Net cash provided by (used in) financing activities	52,163	—	(2,864)	(39,790)	9,509
Effect of exchange rate changes on cash	—	189	—	—	189
Net (decrease) increase in cash and cash equivalents	—	(251)	923	—	672
Cash and cash equivalents, beginning of period	—	666	1,692	—	2,358
Cash and cash equivalents, end of period	$—	$415	$2,615	$—	$3,030

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2013
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(50,329)	$64,779	$955	$(310)	$15,095
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(9,566)	—	—	(9,566)
Purchase of intangible assets	—	(2,564)	—	—	(2,564)
Investments in affiliates	—	(350)	—	—	(350)
Due from affiliates	—	(54,651)	—	54,651	—
Other	—	100	(300)	—	(200)
Net cash used in investing activities	—	(67,031)	(300)	54,651	(12,680)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	66,500	—	—	—	66,500
Repayments to revolving credit facility	(61,500)	—	—	—	(61,500)
Payments to noncontrolling interest holders of Odyssey	(6,130)	—	—	—	(6,130)
Payments to noncontrolling interest holder of Olympia	—	—	(694)	—	(694)
Payments for redemption of Odyssey preferred stock	(3,192)	—	—	—	(3,192)
Due to affiliates	54,651	—	—	(54,651)	—
Dividends paid to parent	—	—	(310)	310	—
Net cash provided by (used in) financing activities	50,329	—	(1,004)	(54,341)	(5,016)
Effect of exchange rate changes on cash	—	(267)	—	—	(267)
Net decrease in cash and cash equivalents	—	(2,519)	(349)	—	(2,868)
Cash and cash equivalents, beginning of period	—	3,185	2,041	—	5,226
Cash and cash equivalents, end of period	$—	$666	$1,692	$—	$2,358

Note 16 - Selected Quarterly Financial Data (Unaudited)

Fiscal Year Ended March 31, 2015 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$63,337	$61,472	$60,145	$60,226	$245,180
Operating income (loss)	4,156	(20,556)	6,426	4,193	(5,781)
Net income (loss)	(11,915)	(31,296)	10,330	6,973	(25,908)
Net income (loss) attributable to American Media, Inc. and subsidiaries	(11,845)	(32,581)	10,337	6,962	(27,127)

Fiscal Year Ended March 31, 2014 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$73,632	$77,841	$64,712	$71,161	$287,346
Operating income	13,552	10,705	1,434	8,094	33,785
Net income (loss)	1,791	(4,760)	(54,053)	3,751	(53,271)
Net income (loss) attributable to American Media, Inc. and subsidiaries	1,791	(5,836)	(54,030)	3,756	(54,319)

Fiscal 2015

•	First Quarter - results include AMI's share of bad debt and other expenses related to wholesaler shutdowns of approximately $3.9 million.

•
Second Quarter - results include a non-cash goodwill and tradename impairment charge related to certain reporting units of approximately $17.4 million, Merger and related transaction costs of approximately $3.2 million, and approximately $1.0 million for AMI's share of bad debt and other expenses related to wholesaler shutdowns.

•	Third Quarter - results include Merger and related transaction costs of approximately $1.6 million and the gain on sale of Country Weekly of approximately $3.4 million.

•	Fourth Quarter - results include reorganization costs and severance of approximately $3.3 million and approximately $2.6 million of other expenses related to wholesaler shutdowns.

Fiscal 2014

•	Second Quarter - results include AMI's share of bad debt related to wholesaler shutdowns of approximately $1.5 million.

•	Third Quarter - results include a non-cash tradename impairment charge related to certain reporting units of approximately $9.2 million.

•	Fourth Quarter - results include AMI's share of bad debt related to wholesaler shutdowns of approximately $3.6 million.

Schedule II - Valuation and Qualifying Accounts

All other financial statements and schedules have been omitted because the information required to be submitted has been included in the consolidated financial statements and related notes included in Item 8 of the Annual Report on Form 10-K or because they are either not applicable or not required under the rules of Regulation S-X.

The table below summarizes the activity in the valuation accounts for the periods indicated (in thousands):

Description	Balance, Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions, Write-Offs, net	Balance, End of Period
Allowance for doubtful accounts:
Fiscal years ended March 31,
2015	$6,533	$8,849	$(11,182)	$(919)	$3,281
2014	5,473	5,605	(1,078)	(3,467)	6,533
2013	4,842	2,301	(313)	(1,357)	5,473
Reserve for valuation allowance on deferred tax asset:
Fiscal years ended March 31,
2015	$40,261	$—	$—	$(13,122)	$27,139
2014	—	40,261	—	—	40,261
2013	—	—	—	—	—
Allowance for excess and obsolete inventory:
Fiscal years ended March 31,
2015	$561	$—	$—	$(561)	$—
2014	445	4	112	—	561
2013	600	—	—	(155)	445

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our principal executive and principal financial officers concluded that our internal control over financial reporting was effective as of March 31, 2015 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we have determined that, during the fourth quarter of fiscal 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

This information will be provided in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders if filed with the SEC no later than 120 after the end of our fiscal year covered by this Annual Report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 11. Executive Compensation.

This information will be provided in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders if filed with the SEC no later than 120 after the end of our fiscal year covered by this Annual Report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be provided in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders if filed with the SEC no later than 120 after the end of our fiscal year covered by this Annual Report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be provided in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders if filed with the SEC no later than 120 after the end of our fiscal year covered by this Annual Report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 14.     Principal Accounting Fees and Services.

This information will be provided in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders if filed with the SEC no later than 120 after the end of our fiscal year covered by this Annual Report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following Consolidated Financial Statements filed as part of this report can be found in Item 8 “Financial Statements and Supplementary Data” of this Annual Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of March 31, 2015 and 2014
•	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the fiscal years ended March 31, 2015, 2014 and 2013
•	Consolidated Statements of Stockholders' Deficit for the fiscal years ended March 31, 2015, 2014 and 2013
•	Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2015, 2014 and 2013
•	Notes to Consolidated Financial Statements
•	Schedule II - Valuation and Qualifying Accounts for the fiscal years ended March 31, 2015, 2014 and 2013

(b) Exhibits

Exhibit Number	Description
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

2.3
Asset Purchase Agreement, dated as of January 26, 2015, among American Media, Inc. and its wholly-owned subsidiary Weider Publications, LLC and Meredith Corporation (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 30, 2015).

3.1
Amended and Restated Certificate of Incorporation of American Media, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on February 23, 2015).

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

4.3
Indenture, dated as of December 1, 2010, between AMO Escrow Corporation (predecessor-in-interest to American Media, Inc.) and Wilmington Trust FSB, as trustee and collateral agent, related to AMO Escrow Corporation's 11.5% First Lien Senior Secured Notes due 2017 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

4.4	Form of 11.5% First Lien Senior Secured Notes due 2017 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
4.5
First Supplemental Indenture, dated December 22, 2010, among American Media, Inc., the guarantors listed on the signature pages thereto and Wilmington Trust FSB, as trustee and collateral agent, related to American Media, Inc.'s 11.5% First Lien Senior Secured Notes due 2017 (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

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

4.8
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

4.9
Indenture dated as of December 22, 2010, among American Media, Inc., the guarantors listed on the signature pages thereto and Wilmington Trust FSB, as trustee and collateral agent, relating to American Media, Inc.'s 13.5% Second Lien Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

4.10	Form of 13.5% Second Lien Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
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

4.13
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

4.14
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

4.15
Indenture, dated as of October 2, 2013, by and among American Media, Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee, relating to American Media Inc's 10% Second Lien Senior Secured PIK Notes due 2018 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2013).

4.16	Form of 10% Second Lien Senior Secured PIK Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2013).
4.17
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

4.18
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

4.19
Registration Rights Agreement, dated as of December 1, 2010, by and between AMO Escrow Corporation (predecessor-in-interest to American Media, Inc.) and J.P. Morgan Securities LLC, as representative for the several initial purchasers listed on Schedule 1 thereto (incorporated herein by reference to Exhibit 4.11 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

4.20
Registration Rights Agreement Joinder, dated as of December 22, 2010, by American Media, Inc. and the subsidiaries of American Media, Inc. listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.12 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

4.21
Waiver and Amendment to Registration Rights Agreement, dated as of October 2, 2013, among the Company, the guarantors named therein, and the majority holders named therein relating to the 13½% Second Lien Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2013).

4.22		American Media, Inc. Equity Incentive Plan (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
4.23
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

10.2
Waiver, dated July 3, 2014, to the Revolving Credit Agreement, dated December 22, 2010 (as amended, restated, modified or supplemented from time to time), among American Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.45 to the Registrants Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.3
Amendment No. 2, dated July 15, 2014, to the Revolving Credit Agreement, dated December 22, 2010 (as amended, restated, modified or supplemented from time to time), among American Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.4
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

10.5
Waiver to Revolving Credit Agreement, dated August 15, 2014, among American Media, Inc., as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 20, 2014).

10.6
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

10.7
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

10.8	*
Waiver to Revolving Credit Agreement, dated February 17, 2015, among American Media, Inc., as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time to time party thereto.

10.9	*
Amendment and Restatement Agreement, dated as of February 20, 2015, to the Revolving Credit Agreement, dated December 22, 2010 (as amended, restated, modified or supplemented from time to time), among American Media, Inc., as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time to time party thereto.

10.10
Guarantee and Collateral Agreement, dated as of December 22, 2010, among American Media, Inc., the subsidiaries of American Media, Inc. identified therein, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4/A filed with the SEC on September 28, 2012).

10.11
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

10.12
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

10.13
Second Lien PIK Collateral Agreement, dated as of October 2, 2013, by and among American Media, Inc., the guarantors named therein and Wilmington Trust, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2013).

10.14
Collateral Agreement, dated as of January 20, 2015, by and among American Media, Inc., the subsidiaries of American Media, Inc. listed on the signature pages thereto, and Wilmington Trust, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 26, 2015).

10.15
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

10.16
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

10.17
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

10.18
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

10.19
Pari Second Lien Intercreditor Agreement, dated January 20, 2015, by and between Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as second lien trustee and second lien collateral agent, and Wilmington Trust, National Association, as the trustee and collateral agent for the 7% Second Lien Senior Secured Notes due 2020 (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on January 26, 2015).

10.20
Exchange Agreement, dated September 27, 2013, among American Media, Inc. and the parties thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2013).

10.21
Note Purchase Agreement, dated as of August 15, 2014, among American Media, Inc., the subsidiary guarantors party thereto, certain funds and accounts managed by Chatham Asset Management, LLC and Omega Charitable Partnership, L.P. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 15, 2014).

10.22
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

10.23
Exchange Agreement, dated as of September 8, 2014, among American Media, Inc., AMI Parent Holdings LLC, Chatham Asset Management, LLC and Omega Charitable Partnership, L.P. (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014).

10.24
Exchange Agreement, dated as of January 5, 2015, among American Media, Inc., Chatham Asset Management, LLC, Chatham Asset High Yield Master Fund, Ltd., Chatham Eureka Fund, L.P, and Chatham Fund, LP (incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on February 23, 2015).

10.25	American Media, Inc. Non-Employee Director Separation Pay Plan (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
10.26
Preferred Stock Purchase Agreement, dated as of August 10, 2012, by and between American Media, Inc. and Hudson Publications, LLC (incorporated herein by reference to Exhibit 10.38 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.27
Form of Indemnification Agreement by and among American Media, Inc. and the Indemnitee (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on February 14, 2014).

12.1	*	Computation of Ratio of Earnings to Fixed Charges.
21.1	*	Subsidiaries of American Media, Inc.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101	*
The following materials from American Media Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*		Filed herewith.
**		Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MEDIA, INC.

Dated:	June 30, 2015	by:	/s/ David J. Pecker
David J. Pecker
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David J. Pecker	Chairman, Director, President and Chief Executive Officer	June 30, 2015
David J. Pecker	(Principal Executive Officer)

/s/ Christopher V. Polimeni	Executive Vice President, Chief Financial Officer and Treasurer	June 30, 2015
Christopher V. Polimeni	(Principal Financial and Accounting Officer)

/s/ Evan Ratner	Director	June 30, 2015
Evan Ratner

/s/ Barry Schwartz	Director	June 30, 2015
Barry Schwartz

/s/ David R. Hughes	Director	June 30, 2015
David R. Hughes