Form 10-K/A
period 2015-03-31
AMERICAN MEDIA INC
filed 2015-07-29
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
There is no public market for the registrant’s common stock. The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of June 30, 2015 was 100.

EXPLANATORY NOTE

On July 1, 2015, American Media, Inc. (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the "Original Form 10-K"). This Amendment No. 1 (the "Amendment") amends Part III, Items 10 through 15 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year. We are filing this Amendment to include Part III information in the Original Form 10-K because the Company's definitive proxy statement will not be filed within 120 days after the end of the Company's 2015 fiscal year.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on July 1, 2015 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other reports filed with the SEC.

American Media, Inc. and its consolidated subsidiaries are referred to in this Amendment as American Media, AMI, the Company, we, our and us.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

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

In connection with the Merger, in August 2014, each director of the Company (other than David J. Pecker) resigned as a director of the Company pursuant to a letter of resignation delivered to the Parent and the Company, effective immediately prior to the closing of the Merger (the "Former Directors"). Concurrent with the resignation of the Former Directors, in August 2014, Parent, as the sole stockholder of the Company, elected Evan Ratner, Barry Schwartz and David R. Hughes to serve as directors with Mr. Pecker (the "Current Directors").

In addition, in August 2014, Parent, as the sole stockholder of the Company, appointed Messrs. Ratner, Schwartz and Hughes to the audit committee of the Company’s board of directors (the “Board”), with Mr. Hughes serving as Chairman. Mr. Hughes shall be the Company’s “audit committee financial expert” for the purposes of the rules and regulations promulgated by the SEC. Lastly, concurrent with the Merger, in August 2014, the Board determined that a separate compensation committee of the Board was no longer required for the Company’s corporate governance purposes, and the compensation committee of the Board was dissolved.

Current Directors and Executive Officers

Our Current Directors and Executive Officers as of June 30, 2015, together with their biographical summaries and business experience during the past five years and directorships of other public corporations during the past five years, are set forth below.

Name	Age	Position
David J. Pecker	63	Chairman, Chief Executive Officer, President and Director
Evan Ratner	52	Director
Barry Schwartz	50	Director
David R. Hughes	52	Director
Christopher V. Polimeni	49	Executive Vice President, Chief Financial Officer and Treasurer
Kevin Hyson	65	Executive Vice President and Chief Marketing Officer
David Leckey	62	Executive Vice President, Consumer Marketing
David Bonnett	48	Executive Vice President and Chief Information Officer
Brian Kroski	45	Senior Vice President and Chief Digital Officer
Marc Fierman	54	Senior Vice President and Chief Accounting Officer
Eric S. Klee	44	Senior Vice President, Secretary and General Counsel

David J. Pecker has been our Chairman, Chief Executive Officer, President and a Director since May 1999. Prior to 1999, Mr. Pecker was president and chief executive officer of Hachette Filipacchi Magazines, Inc. He was appointed chief executive officer in 1992, after being named president of Hachette Magazines, Inc. in September 1991. Previously, since September 1990, Mr. Pecker had served as executive vice president, chief operating officer and chief financial officer for Hachette Magazines, Inc., formerly Diamandis Communications, Inc. Mr. Pecker has 30 years of publishing industry experience, having worked as the director of financial reporting at CBS, Inc. Magazine Group and as the vice president and controller of Diamandis Communications Inc. Mr. Pecker currently serves as a director of the Madison Square Boys and Girls Club of New York and SlimFast. Mr. Pecker was appointed to the board of trustees of Pace University in February 2009. Mr. Pecker received a B.B.A. degree from Pace University, received an honorary doctorate degree in commercial science from Pace University in 1998 and is the founder, past president and a current director of the Federal Drug Enforcement Foundation. Mr. Pecker was appointed as a director of American Media, Inc. due to his extensive experience in the publishing industry.

Evan Ratner has served as a Director since August 2014 and also serves on the Board's Audit Committee.  Mr. Ratner is a Partner and Portfolio Manager at Chatham Asset Management, LLC which he joined in 2009. From 2003 to 2009, Mr. Ratner was employed by Credit Suisse as Managing Director and Head of Distressed Research. From 2002 to 2003, Mr. Ratner served as the Distressed Portfolio Manager for Darmel Management, an event-driven hedge fund. From 1991 to 2002, Mr. Ratner was employed by DLJ/Credit Suisse in investment banking, high yield research and distressed research, rising to the level of Managing Director and Head of Distressed Research. Before joining DLJ, Mr. Ratner was a financial analyst in Goldman Sachs’ Investment Banking Group focusing on financial institutions. Mr. Ratner is a member of the board of directors of The Bass Foundation. Mr. Ratner is a member of the Board of Trustees of the Early Childhood Learning Center and serves on the finance committee. Mr. Ratner earned a B.A. degree in Economics from Columbia College and a M.B.A degree in Finance from Columbia University Graduate School of Business. Mr. Ratner was appointed as a director of American Media, Inc. based on his directorship experience as well as his experience in managing high yield and distressed investments.

Barry Schwartz has served as a Director since August 2014 and also serves on the Board's Audit Committee.  Mr. Schwartz is a Partner and Senior Analyst: Media, Telecom, Cable and Satellite at Chatham Asset Management, LLC which he joined in 2006. Mr. Schwartz was a co-founder and managing member of Quarry Point Partners, a long-short, high yield hedge fund, from 2004 to 2006. From 2001 to 2004, Mr. Schwartz served as a Managing Director and Head of High Yield Trading and Sales at Bank One Capital Markets (now part of J.P. Morgan). Mr. Schwartz served as the Global Head of High Yield Trading at ABN Amro from 1999 to 2001. Mr. Schwartz also served in a high yield research role at BancAmerica Robertson Stephens, Nomura and PaineWebber, where he specialized in the media and telecom sectors. Mr. Schwartz began his career with Merrill Lynch in 1987. Mr. Schwartz earned a B.S. degree in Accounting and Financial Management from the University of Delaware. Mr. Schwartz was appointed as a director of American Media, Inc. based on his directorship experience as well as his experience in managing high yield and distressed investments.

David R. Hughes has served as a Director since January 2013 and also serves as Chairperson of the Board's Audit Committee. Mr. Hughes joined Shore Memorial Hospital d/b/a Shore Medical Center as chief financial officer in January 2014, prior to which Mr. Hughes served as a member of the board of trustees through November 2013. Mr. Hughes has 27 years of operational and financial experience with executive experience in the gaming and hospitality industry. Mr. Hughes previously served as executive vice president, treasurer and chief financial officer of Trump Entertainment Resorts Inc. from November 2010 until December 2013. In September 2014, Trump Entertainment Resorts Inc. filed for Chapter 11 bankruptcy protection and the bankruptcy proceeding is still pending. Mr. Hughes was corporate executive vice president and chief financial officer of MTR Gaming Group (“MTR”) between May 2008 and November 2010. From 2003 to 2008, Mr. Hughes served in various positions at MTR, including as corporate executive vice president strategic operations and chief operating officer of its flagship property in West Virginia. Mr. Hughes served as chief financial officer of Penn National Gaming's Charles Town Races & Slots property in Charles Town, West Virginia prior to joining MTR. Mr. Hughes also previously held operational and financial positions with major gaming companies throughout the United States, including Atlantic City, New Jersey, having served as senior vice president and chief financial officer of Sun International Resorts Hotel and Casino and in positions at Trump Plaza Hotel and Casino from 1988 to 1995. Mr. Hughes began his career in gaming in table game operations in 1984 at the Sands Hotel and Casino. Mr. Hughes is a member of the board of directors of iPayment, Inc. and serves as the chairman of the compensation committee. Mr. Hughes is a member of the board of directors of Rivers Casino and serves as chairman of the audit committee. Mr. Hughes is a member of the board of directors of Shore Quality Partners and chairman of the finance committee. Shore Quality Partners is a physician lead organization made up of over 200 physicians. Mr. Hughes also serves on the board of directors of the Greater Atlantic City Chamber of Commerce and the board of directors of St. Joseph Regional School in Somers Point, New Jersey. Mr. Hughes holds a B.S. degree in Business Administration and Accounting from Richard Stockton College and is a Certified Public Accountant (non-active). Mr. Hughes was appointed as a director of American Media, Inc. based on his significant operational and financial experience in the entertainment industry and as a director on other company boards.

Christopher V. Polimeni is Executive Vice President, Chief Financial Officer and Treasurer. Prior to being appointed Chief Financial Officer of the Company in March 2010, Mr. Polimeni served as Executive Vice President, Chief Accounting Officer and Treasurer from July 2009, Senior Vice President, Chief Accounting Officer and Treasurer from January 2009 and Senior Vice President of Finance and Treasurer of the Company from September 2008 and as Senior Vice President of Process Improvement from the time he joined the Company in February 2007 until September 2008. Prior to joining the Company, he formed his own consulting firm in 2003 and provided services in areas such as Securities and Exchange Commission reporting, mergers and acquisitions, internal control evaluations, reorganizations and technology strategic planning and implementation. From 1994 to 2003, Mr. Polimeni served as vice president of finance and corporate controller of GE Supply Logistics (formerly Questron Technology), a provider of inventory logistics management services. Mr. Polimeni worked in public accounting between 1987 and 1994. Mr. Polimeni received a B.B.A. degree in Accounting and Business Computer Information Systems from Hofstra University and passed the Certified Public Accountant exam in 1992.

Kevin Hyson is Executive Vice President and Chief Marketing Officer. Mr. Hyson joined the Company in 1999 as a Senior Vice President and was promoted to Executive Vice President in 2001. Prior to joining the Company, Mr. Hyson was president of Hylen Sharp, a marketing firm whose clients included Hachette, JVC and Sony, based in Greenwich, Connecticut from 1990 to 1999.

David Leckey became Executive Vice President, Consumer Marketing in February 2006. From 2001 to 2006, Mr. Leckey was Senior Vice President, Consumer Marketing at Hachette Magazine, where he spent 28 years. Prior to that, he was at Hearst Publications from 1975 to 1977.  Mr. Leckey has served on the board of directors of the Alliance for Audited Media (formerly known as the Audit Bureau of Circulations) since 1998, where he is chairman of the magazine committee, which addresses issues confronting the media industry, especially those concerning circulation reporting and measurement standards. He was the 2002 recipient of the Lee C. Williams Lifetime Achievement Award by the Fulfillment Management Association. Mr. Leckey received a B.A. degree from Marietta College.

David Bonnett has been our Executive Vice President of Digital Media Operations since April 2012.  Mr. Bonnett has also been our Chief Information Officer since 2006.  Mr. Bonnett served in the information technology department of Globe Communications from 1993 and was promoted to Vice President of Information Technology in 1999.  His current responsibilities include overseeing the digital operations and technologies department as well as managing the Company's information technology department.

Brian Kroski has been our Senior Vice President and Chief Digital Officer since December 2014. Prior to being appointed Senior Vice President and Chief Digital Officer, Mr. Kroski served as Vice President and General Manager - Digital Business Operations since April 2013, when he joined the Company. Prior to joining the Company, Mr. Kroski was General Manager, Digital at Dennis Publishing, US from September 2011 through April 2013. Mr. Kroski also served as the Chief Digital Officer at YourTango from December 2010 through August 2011. Mr. Kroski served as the Chief Operating Officer/ President ARTINFO at Louise Blouin Media from November 2009 through December 2010. Mr. Kroski was the General Manager, Online at The New York Observer from October 2006 to October 2009. From March 2004 through October 2006, Mr. Kroski served as a Director of Product Management & Planning at Rodale Press. Mr. Kroski has also worked at web technology, strategy and development agencies where he was responsible for managing deliverables and client relationships.

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

Eric S. Klee has been Senior Vice President, Secretary and General Counsel since February 2014. Prior to being appointed Senior Vice President, Mr. Klee served as Vice President, Secretary, and General Counsel since March 2013 and served as Vice President, Secretary and Deputy General Counsel since June 2012 when he joined the Company.  Prior to joining the Company, Mr. Klee was the Secretary and General Counsel of Prestige Brands Holdings, Inc. from March 2010 through February 2012 and served as Associate General Counsel for Prestige Brands Holdings from April 2006 through March 2010.  Mr. Klee was an Associate at Kane Kessler, P.C. from July 2003 to April 2006. Mr. Klee also served as Assistant General Counsel of NBTY, Inc. from January 2002 to December 2002. From January 2000 to January 2002, Mr. Klee was an Associate at Kaye Scholer LLP.  From September 1997 to January 2000, Mr. Klee was an Associate at White & Case LLP. Mr. Klee received a B.A. degree from Tufts University and a J.D. degree from Syracuse University College of Law. Mr. Klee is licensed to practice law in the State of New York.

Former Directors

The Former Directors served until their resignation, in August 2014, in connection with the Merger.

The Former Directors were designated pursuant to the designation rights in the Stockholder's Agreement which was entered into in connection with the bankruptcy proceeding and related financial restructuring consummated in December 2010 (the "2010 Restructuring"). Accordingly, the Angelo Gordon stockholders designated Philip Maslowe and Gavin Baiera as directors, the Avenue stockholders designated Michael Elkins, David Licht, David Hughes and Randal Klein as directors and the Capital Research stockholders designated Charles Koones as a director. Ms. Tolson, who was appointed to the Board by Capital Research stockholders, voluntarily resigned in July 2014, leaving a vacancy on the Board.

The Stockholders Agreement was automatically terminated upon consummation of the Merger.

Philip L. Maslowe served as a Director since January 2009. Mr. Maslowe was also the Chairperson of the Board's Audit Committee. Since April 2014, Mr. Maslowe has served on the board of managers and as chairman of the audit committee of MACH Gen., LLC, a limited liability company that manages gas-fired electric generating facilities in the United States. Mr. Maslowe has served on the board of directors and as chairperson of the audit committee for United Site Services, a national provider of portable restrooms, temporary fence, storage, erosion control and power sweeping, since January 2010. Mr. Maslowe has served on the board of directors, as chairperson of the audit committee and was a member of the incentive plan committee for Delek US Holdings, Inc., a diversified energy business, since May 2006, and has served on the board of directors and as chairperson of the human resources committee and as a member of the audit committee of Northwestern Corporation, a publicly-traded provider of electricity and natural gas, since December 2004. Mr. Maslowe served on the board of directors for NextMedia Group, Inc., an out-of-home media company that owns and operates radio properties throughout the United States. From 2008 to 2009, Mr. Maslowe served as a member of the board of directors and as chairperson of the audit committee of Hilex Poly Co., LLC, a manufacturer of plastic bag and film products. From March 2006 to February 2007, Mr. Maslowe served on the board of managers and human resources committee of Gate Gourmet Group Holding, LLC, a privately held airline catering company. From 2002 to 2004, Mr. Maslowe served as a member of the board of directors and audit committee as well as chairperson of the corporate governance committee of Mariner Health Care, Inc., a publicly-traded health care service provider, and served as chairman of the board of directors, chairman of the audit committee and chairman of the compensation committee of AMF Bowling Worldwide, Inc., an operator of bowling centers. From 2000 to 2001, Mr. Maslowe served as a director and member of the audit committee of Bruno's Supermarkets, Inc., a supermarket chain in Alabama, Georgia, Florida and Mississippi. From 1997 to 2002, Mr. Maslowe served as executive vice president and chief financial officer of The Wackenhut Corporation, a security, staffing and privatized prisons corporation. Mr. Maslowe received a B.B.A. degree from Loyola University of Chicago and received a Master of Management degree from Northwestern University and is a certified public accountant. Mr. Maslowe was appointed as a director of American Media, Inc. based on his directorship experience as well as his financial and accounting experience in the media industry. Mr. Maslowe is a 2011 National Association of Corporate Directors (“NACD”) Governance Fellow, which demonstrates his commitment to boardroom excellence by completing NACD's comprehensive program of study for corporate directors.

Charles Koones served as a Director since May 2011 and also served on the Board's Compensation Committee. Mr. Koones had previously served as a Director from January 2009 until his resignation in December 2010 in connection with our emergence from bankruptcy. Since November 2010, Mr. Koones has been the chief executive officer of Moon Tide Media, LLC and a principal of Rockmore Media, a Los Angeles-based media advisor. From 2000 to 2007, Mr. Koones was president of the Reed Business Entertainment Group (“RBI”) and the president and publisher of Variety magazine. In these roles, Mr. Koones oversaw the media assets of RBI, including Broadcasting & Cable, MutliChannel News, TWICE and Video Business magazines as well as leading marketing research firm, Marketcast. Mr. Koones currently serves as a member of the board of directors for TheWrap, Inc. (Los Angeles) and The New Visions Foundation (Los Angeles). Previously, Mr. Koones served on the board of ContentNext Media until its sale to Guardian News and Media in 2008. Mr. Koones received a B.A. degree from the University of Richmond. Mr. Koones was appointed as a director of American Media, Inc. based on his publishing and management experience in the publishing industry.

Michael Elkins served as a Director since December 2010. Mr. Elkins was the Chairperson of the Board's Compensation Committee. Mr. Elkins currently serves as a consultant for the Avenue U.S. Funds. Mr. Elkins was previously a portfolio manager of the Avenue U.S. Funds, having joined Avenue in 2004. In his capacity as portfolio manager, Mr. Elkins was responsible for assisting with the direction of the investment activities of the Avenue U.S. strategy. Prior to joining Avenue, Mr. Elkins was a portfolio manager and trader with ABP Investments US, Inc. While at ABP, he was responsible for actively managing high yield investments using a total return-special situations overlay strategy. Prior to ABP, Mr. Elkins served as a portfolio manager and trader for UBK Asset Management, after joining the company as a high yield credit analyst. Previously, Mr. Elkins was also a credit analyst for both Oppenheimer & Co., Inc. and Smith Barney, Inc. Mr. Elkins serves on the board of directors of Magnachip Semiconductor Corporation, a designer and manufacturer of analog and mixed-signal semiconductor products, since November 2009, QCE Finance, LLC, a restaurant franchise company, since January 2013, Trump Entertainment Resorts, Inc., a gaming company, since February 2013, and Bowlmor-AMF, an operator of bowling centers, since August 2013. Mr. Elkins previously served on the board of directors of Vertis Communications, an advertising services company, Milacron LLC, a plastics-processing technologies and industrial fluids supplier, and Ion Media Networks, Inc., a broadcast television station group. Mr. Elkins holds a B.A. degree from George Washington University and an M.B.A degree from Goizueta Business School at Emory University. Mr. Elkins was appointed as a director of American Media, Inc. based on his experience in managing high yield and distressed investments.

David Licht served as a Director since December 2010 and also served on the Board's Audit Committee. Mr. Licht is currently the executive chairman of the All American Poker Network, a joint venture between 888 Holdings PLC and Avenue Capital Group. The joint venture will launch and operate a comprehensive online gaming offering in the United States upon the adoption of applicable regulation allowing online gaming. Previously, Mr. Licht was a senior vice president at Avenue Capital, focusing on distressed debt and undervalued securities of companies based in the United States. Prior to joining Avenue, Mr. Licht was a senior portfolio manager at ABP from 2001 to 2007 where he was responsible for managing and overseeing the firm's high-yield, distressed debt and bank debt portfolios. Prior to joining ABP in 2001, Mr. Licht was an associate at Donaldson, Lufkin & Jenrette Securities Corporation in its leveraged finance division from 1998 to 2001. Mr. Licht worked for Arthur Andersen LLP from 1996 to 1998 in the Financial Markets Group in the audit division. Mr. Licht currently serves on the board of directors of Trump Entertainment Resorts due to his affiliation with Avenue Capital. Mr. Licht received a B.B.A. degree from the University of Michigan's School of Business and is a certified public accountant. Mr. Licht was appointed as a director of American Media, Inc. based on his experience in managing high yield and distressed debt.

David R. Hughes served as a Director since January 2013 and also served on the Board's Audit Committee.  See "Current Directors and Executive Officers" within this Item 10, for Mr. Hughes biographical summary and business experience and directorships of other public corporations during the past five years.

Gavin Baiera served as a Director since December 2010 and also served on the Board's Compensation Committee. Mr. Baiera joined Angelo Gordon in 2008 and is currently a managing director. In such capacity, Mr. Baiera is responsible for investing in distressed securities. Prior to joining Angelo Gordon, Mr. Baiera was the co-head of the strategic finance group at Morgan Stanley from 2006 to 2008, where he was responsible for the origination, underwriting and distribution of restructuring transactions. Prior to joining Morgan Stanley in 2005, Mr. Baiera was at General Electric Capital Corporation, concentrating on underwriting and investing in performing and distressed transactions from 2000 to 2005. Mr. Baiera began his career at General Electric Capital Corporation in 1998 as a part of its financial management program. Mr. Baiera currently serves on the board of directors of, and is a member of the compensation committee of, Travelport Limited. Mr. Baiera received a B.A. degree from Fairfield University and an M.B.A. degree from the University of Southern California. Mr. Baiera was appointed as a director of American Media, Inc. based on his experience in managing distressed securities and restructuring transactions.

Randal Klein served as a Director since June 2014 and also served on the Board's Compensation Committee.  Mr. Klein joined the funds affiliated with Avenue Capital Management II, L.P. in 2004, and is currently a Portfolio Manager at Avenue responsible for directing the investment activities of the Avenue Trade Claims funds, and also assists with the direction of the investment activities of the Avenue U.S. strategy with a particular focus on restructurings.  Previously, Mr. Klein was a Senior Vice President of the Avenue U.S. Funds.  In such capacity, Mr. Klein was responsible for managing restructuring activities and identifying, analyzing and modeling investment opportunities for the Avenue U.S. strategy.  Prior to joining Avenue, Mr. Klein was a Senior Vice President at Lehman Brothers, where his responsibilities included restructuring advisory work, financial sponsors coverage, mergers and acquisitions and corporate finance. Prior to Lehman, Mr. Klein worked in sales, marketing and engineering as an aerospace engineer for The Boeing Company.  Mr. Klein has been a director of MagnaChip Semiconductor Corporation since 2009.  Mr. Klein holds a B.S. in Aerospace Engineering, conferred with Highest Distinction from the University of Virginia, and an M.B.A. in Finance, conferred as a Palmer Scholar, from the Wharton School of the University of Pennsylvania.  Mr. Klein was appointed as a director of American Media, Inc. based upon his 19 years of experience as a financial advisor and investment manager and experience with distressed investments.

Andrew Russell served as a Director since August 2012 and also served on the Board's Compensation Committee until his voluntary resignation from the Board in June 2014. In July 2011, Mr. Russell founded Trigger Media Group, a digital media venture capital firm, where he serves as Chief Executive Officer. Since 2003, Mr. Russell has served as partner of Pilot Group LLC, a principal investment firm specializing in early and late stage venture capital transactions in privately-owned companies, a number of which are digital media companies. From 1999 to 2003, he was a partner of East River Ventures LP, a venture capital firm specializing in investments in early stage companies within the information technology, business services and healthcare sectors. Mr. Russell also currently serves as a member of the Board of Directors of Bluefly and a number of private companies. Mr. Russell received a B.A. degree from Cornell University and a M.B.A. degree from Columbia Business School. Mr. Russell was appointed as a director of American Media, Inc. based on his many years of investment experience in digital companies and significant experience as a director on other company boards. In June 2014, Mr. Russell voluntarily resigned from the Board and Randal Klein was appointed to fill the vacancy created by Mr. Russell's resignation.

Susan Tolson served as a Director since December 2010 and also served on the Board's Audit Committee until her voluntary resignation from the Board in July 2014. From June 2010 to date, Ms. Tolson has been an active board member for several corporations and non-profit entities. From 1990 to July 2010, Ms. Tolson worked as an analyst and portfolio manager at Capital Research Company (Capital Research), a subsidiary of The Capital Group Companies, Inc., one of the world's largest investment management organizations. At Capital Research, she served as a senior vice president, specializing in the high yield bond market. Prior to joining Capital Research, Ms. Tolson spent two years with Aetna Investment Management Company, making private investments in media and entertainment companies. Ms. Tolson serves as board member and audit committee member of the American Cinémathèque, board member of Groupe Lagardère, and board member and audit committee member of Take-Two Interactive. She also served as a board member of the Franco-American Fulbright Commission from 2010 to 2013 and Trustee of The American University of Paris from 2010 to 2014. Ms. Tolson graduated cum laude from Smith College with a B.A. in economics and earned an M.B.A. degree from Harvard University Graduate School of Business Administration. Ms. Tolson was appointed as a director of American Media, Inc. based on her analytical and investment experience in the media and entertainment industries. In July 2014, Ms. Tolson voluntarily resigned from the Board leaving a vacancy on the Board.
Corporate Governance

Our Board and its committees are involved, on an ongoing basis, in the oversight of the risk management process as it relates to the business and operations of the Company. The Board believes that good corporate governance is critical to fulfilling the Company’s obligations to our stockholders. Our Board, as a whole, determines the appropriate level of risk for our Company and assesses the specific risks that we face and reviews management’s strategies for adequately mitigating and managing the identified risks. Although our Board administers this risk management oversight function, our Audit Committee supports our Board in discharging its oversight duties and addresses risks inherent in its respective area. We believe this division of responsibilities is an effective approach for addressing the risks we face.

Our Board has adopted a Code of Ethics and Corporate Conduct that applies to our principal executive officers and senior financial officers, and a Statement of Corporate Governance and a policy regarding Related Person Transactions. Our Audit Committee has adopted an Audit Committee Charter. Our Code of Ethics and Corporate Conduct, Statement of Corporate Governance and policy regarding Related Person Transactions are available on our website, http://www.americanmediainc.com, under “About Us,” and our Audit Committee Charter is available under "About Us," under "Board Committees," and all documents are otherwise available in print to any stockholder who requests them from our Corporate Secretary. Please direct all requests to: Corporate Secretary, American Media, Inc., 4 New York Plaza, 2nd Floor, New York, New York 10004.

Board Independence

Our Board consists of four members. Since our securities are not listed on any national securities exchange, there are no exchange-based independence standards applicable to our Board. However, the Board reviewed the independence of its members based on the independence definition set forth in the NASDAQ Marketplace rules and determined that Messrs. Ratner, Schwartz and Hughes would be deemed independent (the "Independent Directors"). Mr. Pecker, who serves as our Chairman of the Board, Chief Executive Officer and President would not qualify as independent. In making these determinations, the Board considered all relationships between us and each director and each director’s family members and other potential conflicts. Our Board has not appointed a lead independent director and believes this structure allows it the flexibility to select, on as needed basis, its independent director to manage or supervise a project based on the specific director's background and experience and the subject matter for such project.

Our Independent Directors currently serve or have served as a member of senior management of other public companies and have served as directors of other public companies. We believe that the number of independent, experienced directors that make up our Board benefits our Company and our stockholders.

Board of Directors and Committees

Our Board held fifteen meetings during fiscal 2015. All of the directors (the Current Directors and the Former Directors) attended 75% or more of the aggregate number of meetings of our Board and the committees on which they served. The non-employee members of our Board also met (or were offered the opportunity to do so) in executive session without management present as part of each regular meeting.

Our corporate governance documents describe how the Board should conduct its oversight responsibilities in protecting and representing our Company’s stockholders. To assist the Board with its oversight responsibilities, our Board has established the Audit Committee. Concurrent with the Merger, in August 2014, the Board determined that a separate Compensation Committee of the Board was no longer required for the Company’s corporate governance purposes, and the Compensation Committee of the Board was dissolved. As our common stock is privately held by our Parent, the sole stockholder, we do not believe that a standing Nominating Committee is needed for corporate governance purposes.

Audit Committee

The members of our Audit Committee, as appointed by the sole stockholder of the Company, are Messrs. Ratner, Schwartz and Hughes, with Mr. Hughes serving as the Chairperson. Messrs. Ratner, Schwartz and Hughes are Independent Directors. The Board has determined that Mr. Hughes meets the SEC criteria and definition of “audit committee financial expert.”

Prior to the Merger, the members of our Audit Committee, as appointed pursuant to the Stockholders' Agreement, were Messrs. Maslowe, Licht and Hughes, with Mr. Maslowe serving as the Chairperson. Messrs. Maslowe, Licht and Hughes were Independent Directors. Ms. Tolson, who was an Independent Director, voluntarily resigned from the Board in July 2014 and ceased serving on the Audit Committee. The Board had determined that Mr. Hughes met the SEC criteria and definition of “audit committee financial expert.”

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

The Audit Committee met four times during fiscal 2015.

Compensation Committee

Prior to the Merger, the members of our Compensation Committee were Messrs. Elkins, Baiera, Koones, Klein and Pecker, with Mr. Elkins serving as the Chairperson. Messrs. Elkins and Koones were Independent Directors. Mr. Russell, who was an Independent Director, voluntarily resigned from the Board in June 2014 and ceased serving on the Compensation Committee.

The Compensation Committee was responsible for, among other things, reviewing management and employee compensation policies, plans and programs (including, assessing the impact thereof on any risk-taking behavior they may have on the Company's management); monitoring performance and compensation of our executive officers and other key employees; preparing recommendations and periodic reports to our Board concerning these matters; and administering our equity incentive plans. Our Compensation Committee did not have a charter.

There were no meetings of the Compensation Committee from April 2014 through August 2014, the date of dissolution.

Communication with the Board

Stockholders and other interested parties may communicate with our Board and other non-management directors by sending written communications to the directors c/o our Corporate Secretary, 4 New York Plaza, New York, New York 10004.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis provides detailed information about compensation programs for our named executive officers (the "Named Executive Officers"). Our Named Executive Officers for fiscal 2015 were David J. Pecker, Chairman, Chief Executive Officer and President; Christopher V. Polimeni, Executive Vice President, Chief Financial Officer and Treasurer; Eric S. Klee, Senior Vice President, Secretary and General Counsel; Kevin Hyson, Executive Vice President and Chief Marketing Officer and David Bonnett, Executive Vice President and Chief Information Officer.

Prior to its dissolution, in August 2014, the Compensation Committee was responsible for, among other things, reviewing management and employee compensation policies, plans and programs (including, assessing the impact thereof on any risk-taking behavior they may have on the Company's management); monitoring performance and compensation of our executive officers and other key employees; preparing recommendations and periodic reports to our Board concerning these matters; and administering our equity incentive plans. Since August 2014, the Board has performed the responsibilities previously carried out by the Compensation Committee.

Executive Summary

We have designed our executive compensation programs to support our overall performance goals. Our compensation programs are based on the principle of "pay for performance," which means the level of compensation received by executives should be closely tied to our corporate financial performance.

The Board reviews our executive compensation programs on a regular basis and has structured the programs to consist of three principal components: base salary, annual cash bonus opportunities and long-term incentive compensation. We refer to these three components as "total direct compensation." We also provide to our officers, as part of a competitive compensation package, limited post-employment benefits and perquisites.

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

Overview of How our Executive Compensation is Determined

Our Board regularly reviews the components of our executive compensation program and may make changes, from time to time, as deemed appropriate. These reviews may include general comparisons against general market survey data of other similar and comparable companies, including but not limited to:

•	Executive compensation policies and practices,

•	Competitive pay objectives,

•	Base salaries,

•	Annual bonus plans, including performance measures and performance targets,

•	Executives perquisites, and

•	Executive benefits and protection policies, including severance practices for officers and change in control compensation protection programs.

The Board has the flexibility to establish annual performance measures and goals that are deemed appropriate to help achieve our business strategy, corporate performance and objectives. Individual performance, retention and internal pay equity have been the primary factors considered in any decision to adjust compensation materially. We do not apportion any particular percentage of an executive’s total compensation to base salary, annual bonus opportunities or long-term incentive compensation. Except for base salaries, all other components of the executives’ compensation are at risk. In allocating the various components of compensation, we refer to the terms of executives’ employment agreements, the Company’s compensation budget, the likelihood that annual bonus opportunity targets will be met, and the individuals’ equity holdings in the Company. Although we do not formally benchmark the compensation practices of other companies, we believe, based on generalized market survey data of other similar and comparable companies, that we provide competitive pay, taking into account total compensation, including salaries, annual bonus opportunities and long-term incentives. We do not use compensation consultants in setting compensation for our Named Executive Officers.

Determination of Our Chief Executive Officer’s Compensation

The Board formally reviews our Chief Executive Officer's performance annually. This review is based on our Chief Executive Officer's performance against specific objectives, which include the progress made by our Company in implementing its business strategy and achieving its business objectives, both short-term and long-term. This review considers both quantitative and qualitative performance matters and is a key factor used in setting our Chief Executive Officer's compensation and respective components for the coming year. Specific business objectives and goals that were part of our Chief Executive Officer's performance review for 2015 included the financial performance of our company, progress towards achieving our company's long-term strategic objectives and the development of key leadership talent.

The Board meets in executive session to determine the compensation of our Chief Executive Officer. Members of management, including our Chief Executive Officer, do not make any recommendations regarding the compensation of our Chief Executive Officer. Although the Chief Executive Officer is a member of our Board, he does not attend the executive session when his compensation is discussed and determined.

Role of Our Officers in Settings Compensation for Others

Members of our senior management, including our Named Executive Officers, recommend compensation actions to our Chief Executive Officer for officers in the areas for which they are responsible, but not with respect to their own compensation. Taking these recommendations into consideration, our Chief Executive Officer then makes recommendations to our Board regarding each officer. Our senior management and our Chief Executive Officer base these recommendations on assessments of individual performance and potential to assume greater responsibility. Our Chief Executive Officer discusses the recommendations and the performance of the officers with the Board. The Board reviews our Chief Executive Officer's recommendations, may make modifications based on a discussion of individual and corporate performance, and then makes the final decisions regarding each officer's targeted total compensation, and respective components, for the upcoming year. Our officer compensation review occurs annually at the first meeting of the Board after our prior year end and provides the earliest opportunity to review and assess individual and corporate performance for the previous year.

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

The Board has not adopted specific allocations between cash and equity-based compensation, or between short-term and long-term compensation. The Board believes that executive compensation should include compensation “at risk” of fluctuation and subject to attaining performance objectives and determines the amount to be “at risk” upon its periodic review of total direct compensation. Variable compensation or compensation “at risk,” such as our annual bonus opportunities, makes up a significant portion of executives’ total compensation.

Base Salary

Base salary is provided to compensate executives for services performed during the fiscal year and is fixed by the terms of the executive’s employment agreement or other employment arrangements. The Board reviews base salary at the end of the term of each executive’s employment agreement in connection with the extension of an executive’s employment agreement.

The following Named Executive Officer's base salary increased on the following dates for the following reasons:

•
Mr. Polimeni received an increase of $50,000 to bring his base salary to $400,000 per year, effective April 1, 2013, in connection with the extension of his employment agreement. Effective September 24, 2014, in connection with the extension of his employment agreement, Mr. Polimeni received an increase of $100,000 to bring his base salary to $500,000. The Board approved the increases to Mr. Polimeni’s base salary based on his prior performance and contribution to the Company.

Annual Bonus

We design annual bonus opportunities for our executives to link executive pay to our annual financial performance and the individual executive’s job performance. Executives are eligible to receive either an annual discretionary bonus or an annual cash incentive payment.

The performance targets are set by the Board at the beginning of the fiscal year. Performance targets are based on budgeted Adjusted EBITDA. We have selected Adjusted EBITDA as the primary performance measure under our annual bonus program because we believe it appropriately evaluates our operating performance compared to our operating plans. Adjusted EBITDA for compensation purposes is calculated using the definition in our amended and restated revolving credit facility (the "Amended and Restated Revolving Credit Facility"). The Board, in its discretion, may set alternative targets in any year for some of or all of the executives.

Annual Discretionary Bonus

The annual discretionary bonus gives the Company the flexibility to take into consideration the different quantitative and qualitative measures over the fiscal year in determining the eligible executive’s bonus. In determining discretionary bonus amounts, the Board may consider a combination of factors, including Adjusted EBITDA and individual performance. The annual discretionary bonus is payable at the sole discretion of the Chief Executive Officer and the Board.

Annual Cash Incentive Payment

The annual cash incentive payment creates an incentive for the eligible executive to meet certain financial and operating goals of the Company. In determining the cash incentive payment amount, the Board may consider a combination of factors, including but not limited to Adjusted EBITDA, a business unit’s budgeted EBITDA, an implementation of a cost savings plans and other performance factors that may be deemed relevant.

Since the cash incentive payment is intended to reward an executive’s ability to meet or exceed performance goals, the attainment of the performance goals is uncertain at the time the goals are established. The Chief Executive Officer and the Board may elect to pay the cash incentive payment even if targets are not achieved.

The following table reflects the range of eligible annual discretionary bonus and annual cash incentive payments that could have been earned, for each Named Executive Officer, pursuant to the terms of each Named Executive Officers’ employment agreement or arrangement and the amount of annual discretionary bonus paid for fiscal 2015 as determined at the sole discretion of the Chief Executive Officer (except with respect to his discretionary bonus) and the Board:

	Annual Discretionary		Annual	Annual Cash Incentive			Annual
	Bonus Range		Discretionary	Bonus Range			Cash
	Minimum	Maximum	Bonus	Minimum	Target	Maximum	Incentive
David J. Pecker	$—	$875,000	$—	$—	$—	$—	$—
Christopher V. Polimeni	$—	$175,000	$—	$—	$—	$—	$—
Eric S. Klee	$—	$75,000	$—	$—	$—	$—	$—
Kevin Hyson	$—	$175,000	$150,000	$—	$—	$—	$—
David Bonnett	$65,000	$—	$100,000	$—	$—	$—	$—

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

During fiscal 2015, prior to the Merger, the Compensation Committee granted 3,053 shares of restricted stock to Mr. Pecker and 28,542 shares of restricted stock to Mr. Polimeni.

In connection with the Merger, the Company experienced a Liquidity Event (as defined in the Equity Incentive Plan) and each Named Executive Officer was entitled to accelerated vesting of all outstanding shares of restricted stock held by the Named Executive Officer on such date. The Parent acquired 100% of the issued and outstanding shares of common stock of AMI, including the restricted shares awarded under the Equity Incentive Plan. In connection with the Merger, the Equity Incentive Plan was terminated.

Benefits and Perquisites

Our officers, including our Named Executive Officers, participate in a full range of health, welfare and life insurance benefits and are covered by the same plans as other exempt employees. Perquisites do not comprise a major component in our executive compensation program.

We provide support to our Chief Executive Officer for personal financial management services. Since this financial manager is familiar with our compensation program, our Chief Executive Officer’s financial management is enhanced, thereby providing a benefit to the Company and our Chief Executive Officer. There were no payments for fiscal 2015 and for fiscal 2014 and 2013 the cost of this service was $20,254 and $95,994, respectively, including the gross-up in taxes to make the Chief Executive Officer whole to the extent that taxes were imposed on the Chief Executive Officer in respect of such financial management benefit.

We may, from time to time, provide a housing allowance for an executive officer in instances where we have asked an executive to relocate. Mr. Hyson received a housing allowance of $30,000 and $22,868 during fiscal 2014 and 2013, respectively.

Historically, we have not provided any other perquisites to our executives and we do not view perquisites or other personal benefits as a major component in our executive compensation program. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive in the performance of his or her duties, to make our executive officers more efficient and effective or for recruitment, motivation and retention purposes. Future practices with respect to perquisites or other personal benefits for our executive officers will be approved and subject to periodic review by the Board. We do not expect these perquisites to be a material component of our compensation program.

Post-Employment Compensation and Change in Control Provisions

We do not have separate severance agreements with any of our Named Executive Officers, but each Named Executive Officers’ employment agreement or other employment arrangements contain provisions for paying severance under certain circumstances if employment is terminated, and certain of our plans provide for other benefits upon certain change in control events and terminations of employment, each as described in detail under “Potential Payments Upon Termination or Change in Control” set forth below. The Board believes the change in control and termination benefits that we provide our Named Executive Officers are consistent with the Board’s overall objectives and are similar to benefits offered to executives of comparable companies. The purpose of these benefits are to permit our key executive officers to concentrate on taking actions that are in the best interest of our stockholders without regard to whether such action may ultimately have an adverse impact on their job security and to enable them to provide objective advice on any potential change in control of our Company without undue concern regarding its potential impact on their personal financial security and future.

The Board selected the triggering events for change in control and termination benefits for our Chief Executive Officer based on its judgment that these events would likely result in the job security distractions and retention concerns described above. Our change in control compensation protection arrangements for our Chief Executive Officer require the occurrence of two events (a so-called “double trigger”) to trigger payments: (1) a “change in control,” and (2) termination “without cause” by the Company or termination by the officer with “good reason” within one year of the change in control.

Upon the occurrence of both triggering events, certain benefits would be provided to the Chief Executive Officer. These benefits include a severance payment in the form of installment payments of base salary for a period of two years and continued benefits and outplacement services for a period of one year. In addition to the severance provisions of the change in control compensation protection arrangements for the Chief Executive Officer, there are also provisions within our long-term equity compensation plans that provide for accelerated vesting of all outstanding shares of restricted stock upon a "change in control" without requiring termination of employment.

Due to the application of the “golden parachute” excise tax provision of Internal Revenue Code Section 4999, we have provided our Chief Executive Officer with a gross-up payment, if necessary, so that the executive will receive the same economic terms as if there were no excise tax. The effects of Section 4999 generally are unpredictable and can have different impacts, depending on the executive’s compensation history. As a result, the Board has determined it is appropriate and consistent with competitive pay packages to pay the cost of the excise tax plus an amount needed to pay income taxes due on such additional payment up to $4.8 million for the Chief Executive Officer.

Messrs. Polimeni, Klee, Hyson and Bonnett also have “double trigger” severance arrangements which would require a termination “without cause” by the Company in connection with a “change in control” of the Company. In the event of a “change in control” of the Company and a termination “without cause”, each of Messrs. Polimeni, Klee, Hyson and Bonnett would receive a severance payment in the form of installment payments of base salary for a period of one year. In addition, there are also provisions within our long-term equity compensation plans that provide for accelerated vesting of all outstanding shares of restricted stock upon a “change in control” without requiring termination of employment.

Deductibility of Executive Compensation/Internal Revenue Code Section 162(m)

Since we do not currently have a class of equity securities that is required to be registered under the Securities Exchange Act of 1934, as amended, we are not subject to Internal Revenue Code Section 162(m).

Compensation Committee Interlocks and Insider Participation

Our Board of Directors reviews management and employee compensation policies, plans and programs including monitoring the performance and compensation of our executive officers and other key employees. The member of the Board are: Mr. Pecker, who serves as the Chairperson, and Messrs. Ratner, Schwartz and Hughes. Messrs. Ratner, Schwartz and Hughes are Independent Directors.

Prior to the Merger, the members of our Compensation Committee were Messrs. Elkins, Baiera, Koones, Klein and Pecker, with Mr. Elkins serving as the Chairperson. Messrs. Elkins and Koones were Independent Directors. Mr. Russell, who was an Independent Director, voluntarily resigned from the Board in June 2014 and ceased serving on the Compensation Committee. There were no meetings of the Compensation Committee from April 2014 through August 2014, the date of dissolution.

Mr. Pecker serves as the Chairman of the Board, Chief Executive Officer and President of the Company and was not determined by the Board to be an Independent Director.

Compensation Committee Report

The Board of Directors have reviewed and discussed the preceding Compensation Discussion and Analysis with management and, based on such review and discussion, the Board recommended that the Compensation Discussion and Analysis be included in this Amendment.

Respectfully submitted,

David J. Pecker, Chairperson
Evan Ratner
Barry Schwartz
David R. Hughes

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

Company Risk Assessment

Based on our assessment, we believe that our compensation and benefit programs have been appropriately designed to attract and retain talent and properly incentivize employees. Although our programs are generally designed to pay-for-performance and to provide incentive based compensation, the programs contain various mitigating factors to ensure our employees, including our Named Executive Officers, are not encouraged to take unnecessary risks in managing our business. These factors include:

•	the multiple elements of our compensation packages, including base salary, annual bonus programs and equity awards that vest only in certain limited circumstances;

•	the structure of our annual cash bonus program; and

•	oversight of programs by the Board.

Summary Compensation Table

The summary compensation table and supplemental tables on the following pages disclose compensation information for our Named Executive Officers during fiscal 2015, 2014 and 2013.

Name and Principal Position	Year	Salary	(1) Bonus	(2) Stock Awards	(3) Non-Equity Incentive Plan Compensation	(4) All Other Compensation	Total
David J. Pecker, Chairman, Chief Executive Officer and President	2015	$1,750,000	$—	$548	$—	$2,648,954	$4,399,502
	2014	$1,750,000	$875,000	$—	$—	$31,616	$2,656,616
	2013	$1,750,000	$500,000	$—	$—	$110,737	$2,360,737

Christopher V. Polimeni, Executive Vice President, Chief Financial Officer and Treasurer	2015	$500,000	$—	$5,124	$—	$2,250,000	$2,755,124
	2014	$400,000	$175,000	$—	$—	$77,424	$652,424
	2013	$350,000	$100,000	$—	$—	$—	$450,000

Eric S. Klee, Senior Vice President, Secretary and General Counsel (5)	2015	$300,000	$—	$—	$—	$367,351	$667,351

Kevin Hyson, Executive Vice President and Chief Marketing Officer	2015	$325,000	$150,000	$—	$—	$97,462	$572,462
	2014	$325,000	$150,000	$—	$—	$30,000	$505,000
	2013	$325,000	$100,000	$—	$—	$22,868	$447,868

David Bonnett, Executive Vice President and Chief Information Officer (6)	2015	$310,000	$100,000	$—	$—	$118,845	$528,845
	2014	$310,000	$100,000	$—	$—	$32,424	$442,424

(1)
Represents annual discretionary bonus as determined in the sole discretion of the Chief Executive Officer and the Board, except with respect to the Chief Executive Officer's bonus which was determined solely by the Board.

(2)
The stock awards column reports the aggregate grant date fair value of the restricted stock awards granted to Named Executive Officers. The aggregate grant date fair value is computed in accordance with Accounting Standards Codification Topic 718, disregarding estimates for forfeitures, and is based on the estimated fair value of American Media, Inc.'s common stock on the date of grant. See Note 14, “Capital Structure - Equity Incentive Plan” to our consolidated financial statements included in the Original Form 10-K.

(3)
Represents annual cash incentive payments earned, which allowed participating individuals to earn a target bonus based on their position in the Company and the achievement of certain performance measures as discussed in the Compensation Discussion and Analysis section of this Item 11. Executive Compensation.

(4)
Amounts under the “All Other Compensation” column consist, as indicated in the following table, with respect to Messrs. Pecker, Polimeni, Klee, Hyson and Bonnett, one-time incentive payments. In addition, with respect to Mr. Pecker, payments of financial management and other services are included.

	Financial
	Management		Housing
Executive and Fiscal Year	Services		Allowance	Other
David J. Pecker
Fiscal 2015	$—		$—	$2,648,954	(b)
Fiscal 2014	$20,254	(a)	$—	$11,362	(b)
Fiscal 2013	$95,994	(a)	$—	$14,743	(b)
Christopher Polimeni
Fiscal 2015	$—		$—	$2,250,000	(c)
Fiscal 2014	$—		$—	$77,424	(c)
Eric S. Klee
Fiscal 2015	$—		$—	$367,351	(c)
Kevin Hyson
Fiscal 2015	$—		$—	$97,462	(c)
Fiscal 2014	$—		$30,000	$—
Fiscal 2013	$—		$22,868	$—
David Bonnett
Fiscal 2015	—		$—	118,845	(c)
Fiscal 2014	—		$—	32,424	(c)

(a)
Includes $8,414 and $35,994 of gross-up in taxes to make the Chief Executive Officer whole to the extent that taxes were imposed on the Chief Executive Officer in respect of such financial management benefits for fiscal year 2014 and 2013, respectively.

(b)
For fiscal 2015, represents one-time incentive payments of $2,635,000 for the achievement of specific, individual, short-term projects and $13,954 for reimbursement of country club dues, including $7,196 of gross-up taxes to make the Chief Executive Officer whole to the extent that taxes were imposed on the Chief Executive Officer in respect of such benefits. For fiscal 2014 and 2013, amounts represents the reimbursement of country club dues and includes $5,126 and $6,243, respectively, of gross-up in taxes to make the Chief Executive Officer whole to the extent that taxes were imposed on the Chief Executive Officer in respect of such benefits.

(c)	Represents one-time incentive payments for the achievement of specific, individual, short-term projects during fiscal 2015 and 2014.

(5)	Mr. Klee was not a Named Executive Officer in fiscal 2014 or 2013. As a result, compensation information for such fiscal years is not required to be provided in this Summary Compensation Table.
(6)	Mr. Bonnett was not a Named Executive Officer in fiscal 2013. As a result, compensation information for such fiscal year is not required to be provided in this Summary Compensation Table.

Grant of Plan Based Awards Table

The following table supplements the disclosures set forth in the column titled Stock Awards of the Summary Compensation Table and reports stock awards granted to Named Executive Officers in fiscal 2015 under the American Media, Inc. Equity Incentive Plan (the "Equity Incentive Plan"). There were no Incentive Plan Compensation awards for the Named Executive Officers in fiscal 2015.

2015 Grants of Plan-Based Awards
		All other stock awards: Number of shares of stock or units (#)	Grant date fair value of stock and option awards ($)
Name	Grant date
David J. Pecker	7/25/14	3,053	$548
Christopher V. Polimeni	4/7/2014	4,500	$808
	7/25/14	24,042	$4,316
Eric S. Klee	—	—	$—
Kevin Hyson	—	—	$—
David Bonnett	—	—	$—

Each Named Executive Officer was paid his base salary pursuant to his employment agreement or other employment arrangements. The employment agreements and arrangements for the Named Executive Officers also provide for discretionary bonuses, if any, to be paid at the discretion of the Chief Executive Officer and the Board. In fiscal 2015, 2014 and 2013, the Board and the Compensation Committee, as applicable, exercised its discretion and paid bonuses to the Named Executive Officers.

In connection with the 2010 Restructuring, each of the Named Executive Officers received grants of restricted common stock that will vest upon the Company’s consummating an initial public offering of the Company’s common stock or a change in control of the Company. The restricted stock grants in fiscal 2011 were made to reward the Named Executive Officers for their efforts in completing the bankruptcy proceeding and financial restructuring and ensuring that their interests were aligned with the interests of the Company’s stockholders after giving effect to such restructuring. In April 2014, Mr. Polimeni received a grant of restricted common stock with the same vesting provisions and in July 2014, Messrs. Pecker and Polimeni received grants of restricted common stock with the same vesting provisions.

Pursuant to his employment agreement with the Company, during fiscal 2014 and 2013, the Company paid for certain financial management services to be provided to Mr. Pecker, together with a supplemental gross-up payment to cover Mr. Pecker’s income tax owed for such financial management services fees. During fiscal 2015, Messrs. Pecker, Polimeni, Klee, Hyson and Bonnett received one-time incentive payments for the achievement of specific, individual, short-term projects. In addition, during fiscal 2014 and 2013, Mr. Hyson received a monthly housing allowance from the Company to subsidize a residence near the New York office.

Outstanding Equity Awards at 2015 Fiscal Year End and Stock Vested

In connection with the Merger, the Company experienced a Liquidity Event (as defined in the Equity Incentive Plan) and each Named Executive Officer was entitled to accelerated vesting of all outstanding shares of restricted stock held by the Named Executive Officer on such date. The Parent acquired 100% of the issued and outstanding shares of common stock of AMI, including the restricted shares awarded under the Equity Incentive Plan. Except for the restricted shares awarded under the Equity Incentive Plan, no other type of equity awards have been granted to the Named Executive Officers. In connection with the Merger, the Equity Incentive Plan was terminated. As a result, there are no outstanding equity awards as of March 31, 2015.

The following table sets forth the number of shares acquired and the value received upon vesting for each Named Executive Officer.

	Stock Vested
	Stock Awards
	Number of shares acquired on vesting (#)	Value realized on vesting ($) (1)
David J. Pecker	558,608	$100,270
Christopher V. Polimeni	139,653	$25,068
Eric S. Klee	15,000	$2,693
Kevin Hyson	43,550	$7,817
David Bonnett	30,667	$5,505

(1) The Company's common stock is not publicly traded. The value realized upon vesting was $0.1795 per share pursuant to the consideration received in the Merger.

Potential Payments upon Termination or Change in Control

Our Named Executive Officers are entitled to certain payments and benefits under their employment agreements or arrangements upon certain qualifying terminations of employment and a change in control, as described below. As discussed above under “Compensation Discussion and Analysis,” we believe that severance and change in control provisions are important components of our Named Executive Officers’ compensation packages because these provisions allow our key executive officers to concentrate on taking actions that are in the best interests of our stockholders without regard to whether such action may ultimately have an adverse impact on their job security and to enable them to provide objective advice on any potential change in control of our Company without undue concern regarding its potential impact on their personal financial security and future. Our Named Executive Officers’ right to receive the severance payments described below is subject to their execution and delivery of an effective general release of claims in favor of the Company. In addition, payment of severance benefits to our Named Executive Officers is conditioned on their compliance with any applicable non-compete, non-solicitation and/or confidentiality agreements included in their employment agreement or employment arrangement.

Under our current arrangements, there are no severance payments, benefit payments or acceleration of vesting in shares of restricted stock that would be provided in the event of resignation without good reason, termination for cause, retirement, death or disability.

In connection with the Merger, the Company experienced a Liquidity Event and each Named Executive Officer was entitled to accelerated vesting of all outstanding shares of restricted stock held by the Named Executive Officer on such date, without requiring termination of employment.

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

Change in Control and Qualifying Termination. If Mr. Pecker’s employment is terminated by the Company “without cause” or by the executive for “good reason,” in any case, within one year following a change in control (as defined in Mr. Pecker’s employment agreement) of the Company, then in addition to payments of accrued compensation (including any earned but unpaid bonus) and benefits through the date of termination (and in lieu of the severance described above), the executive will be entitled to receive the following:

•	installment payments of executive's annual base salary then in effect for a period of two years;

•	continued health, life insurance and disability benefits for a period of one year;

•	outplacement services for a period of twelve months; and

•	a lump sum gross-up payment to reimburse the executive for any excise tax imposed as a result of any payments made in connection with such change in control, up to $4.8 million.

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

Eric Klee

If Mr. Klee’s employment is terminated by the Company “without cause,” then, in addition to payments of accrued compensation (including any earned but unpaid bonus) and benefits through the date of termination, the executive will be entitled to receive the following:

•	severance payment equal to twelve months of the executive’s annual base salary then in effect payable in installments over a period of twelve months following his termination of employment; and

•	continued health benefits for a period of one year.

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

Summary of Potential Payments

The following table summarizes the payments that would be made to our Named Executive Officers upon the occurrence of certain qualifying terminations of employment, including in connection with a change in control, assuming that each Named Executive Officer’s termination of employment with the Company occurred on March 31, 2015 and, where relevant, that a change in control of the Company occurred on March 31, 2015. Amounts shown in the table below do not include (i) accrued but unpaid salary through the date of termination and (ii) other benefits earned or accrued by the Named Executive Officer during his employment that are available to all salaried employees.

Name	Benefit		Termination By Company Without Cause	Termination By Named Executive Officer With Good Reason	Qualifying Termination upon Change in Control
David J. Pecker	Severance	(1)	$1,750,000	$1,750,000	$3,500,000
	Benefit values	(2)	$16,452	$16,452	$16,452
	Outplacement services	(3)	$30,000	$30,000	$30,000
	Excise gross up	(4)	$—	$—	$176,043
	Total		$1,796,452	$1,796,452	$3,722,495

Christopher V. Polimeni	Severance	(1)	$500,000	$—	$500,000
	Total		$500,000	$—	$500,000

Eric S. Klee	Severance	(1)	$300,000	$—	$300,000
	Benefit values	(2)	$22,776	$—	$22,776
	Total		$322,776	$—	$322,776

Kevin Hyson	Severance	(1)	$325,000	$—	$325,000
	Total		$325,000	$—	$325,000

David Bonnett	Severance	(1)	$310,000	$—	$310,000
	Total		$310,000	$—	$310,000

(1)	Represents continuation of salary payments for the payout period provided under each Named Executive Officer's employment agreement or arrangement.
(2)
Represents the estimated value associated with the continuation of health, life insurance and disability benefits for the payout period provided under the applicable Named Executive Officers' employment agreement or arrangement, based on the cost to provide such coverage as of March 31, 2015.

(3)
Represents the estimated value associated with providing outplacement services for the payout period provided under Mr. Pecker’s employment agreement based on our estimate of the costs as of March 31, 2015 to provide such benefit.

(4)
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

Mr. Pecker

In March 2009, the Company entered into an employment agreement with Mr. Pecker, pursuant to which Mr. Pecker serves as its Chairman, Chief Executive Officer and President. The initial term of the agreement was for two years, with an annual base salary of $1,500,000. After the initial term, the agreement was amended to, among other things, extend the terms of Mr. Pecker’s employment through March 31, 2013 and increase the annual base salary to $1,750,000. In November 2013, the employment agreement was amended, to among other things, extend the term of Mr. Pecker’s employment through March 31, 2015. In September 2014, the employment agreement was amended, to among other things, extend the term of Mr. Pecker's employment through March 31, 2017. Mr. Pecker’s agreement will automatically renew for an unlimited number of one year periods (the “Subsequent Term”), unless either party provides 60 days prior written notice before the beginning of the Subsequent Term.

Mr. Pecker may from time to time be eligible to earn an annual discretionary bonus up to 50% of his base salary at the discretion of the Board.

Mr. Pecker is entitled to participate in all employee benefits and incentive compensation plans offered by the Company. In addition, Mr. Pecker may receive reimbursement for certain expenses, including but not limited to travel and travel related expenses, financial management services, certain membership fees and a “tax gross-up” payment for such items, if necessary.

In the event Mr. Pecker is terminated by the Company without cause or Mr. Pecker resigns for good reason, and if Mr. Pecker executes and delivers a release to the Company, he will be entitled to receive severance in the form of installment payments of his base salary plus continued benefits for a period of one year. In addition, Mr. Pecker is entitled to receive outplacement services for a period of one year.

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

Mr. Polimeni

In March 2010, the Company entered into an employment agreement with Mr. Polimeni, pursuant to which Mr. Polimeni serves as its Executive Vice President, Chief Financial Officer and Treasurer. In March 2012, the employment agreement was amended, to among other things, extend the term of Mr. Polimeni’s employment through March 31, 2013 and increase the annual salary from $335,000 to $350,000, effective April 1, 2012. As of January 2013, the employment agreement was amended to, among other things, extend the terms of Mr. Polimeni's employment through March 31, 2014 and increase the annual salary from $350,000 to $400,000, effective April 1, 2013. In January 2014, the employment agreement was amended, to among other things, extend the term of Mr. Polimeni's employment through March 31, 2015. In September 2014, the employment agreement was amended, to among other things, extend the term of Mr. Polimeni's employment through March 31, 2017 and increase the annual salary from $400,000 to $500,000, effective September 24, 2014.

Mr. Polimeni is eligible to earn an annual discretionary bonus up to $175,000 at the discretion of the Chief Executive Officer and the Board. In addition, Mr. Polimeni is entitled to participate in all employee benefits and incentive compensation plans offered by the Company.

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

Mr. Klee

In June 2012, the Company entered into an employment arrangement with Mr. Klee, pursuant to which Mr. Klee currently serves as its Senior Vice President, Secretary and General Counsel. Mr. Klee's annual base salary is $300,000. Mr. Klee is eligible to earn an annual discretionary bonus up to $75,000 at the discretion of the Chief Executive Officer and the Board. In addition, Mr. Klee is entitled to participate in all employee benefits and incentive compensation plans offered by the Company.

In the event Mr. Klee is terminated by the Company without cause, and if Mr. Klee executes and delivers a release to the Company, he will be entitled to receive severance in the form of installment payments of his base salary for a period of one year. In the event Mr. Klee’s employment terminates for any other reason, he is not entitled to receive any severance under the terms of his employment arrangement.

Mr. Hyson

In November 2004, the Company entered into an employment agreement with Mr. Hyson, pursuant to which Mr. Hyson serves as its Executive Vice President and Chief Marketing Officer. Mr. Hyson’s annual base salary is $325,000. In January 2012, the employment agreement was amended to extend the term of Mr. Hyson’s employment through March 31, 2013. As of January 2013, the employment agreement was amended to, among other things, extend the terms of Mr. Hyson's employment through March 31, 2014. In January 2014, the employment agreement was amended, to among other things, extend the term of Mr. Hyson's employment through March 31, 2015. In December 2014, the employment agreement was amended, to among other things, extend the term of Mr. Hyson's employment through March 31, 2016. Mr. Hyson is eligible to earn an annual discretionary bonus of up to $175,000 at the discretion of the Chief Executive Officer and the Board. In addition, Mr. Hyson is entitled to participate in all employee benefits and incentive compensation plans offered by the Company.

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

Mr. Bonnett

In April 2002, the Company entered into an employment agreement with Mr. Bonnett, pursuant to which Mr. Bonnett currently serves as its Executive Vice President and Chief Information Officer. In January 2010, the employment agreement was amended, to among other things, extend the term of Mr. Bonnett’s employment through March 31, 2012. In November 2011, the employment agreement was amended, to among other things, extend the term of Mr. Bonnett’s employment through March 31, 2014. Mr. Bonnett's annual base salary is $310,000. In January 2014, the employment agreement was amended, to among other things, extend the term of Mr. Bonnett's employment through March 31, 2015. In January 2015, the employment agreement was amended, to among other things, extend the term of Mr. Bonnett's employment through March 31, 2017.

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

Fiscal Year 2015 Director Compensation

Current Directors

Each Independent Director is entitled to be paid $85,000, in cash, as the annual Board retainer fee and reimbursed for travel expenses to attend Board and Committee meetings. Directors who also serve as a Committee Chairperson are entitled to be paid, in cash, an annual committee service retainer of $10,000 for the Audit Committee. Upon certain terminations of the service of certain Independent Directors from the Board, such Directors shall be entitled to receive a lump-sum cash payment equal to $35,000 for each year or partial year such Director served on the Board.

In connection with the Merger, in August 2014, Parent, as the sole stockholder of the Company, elected Messrs. Ratner, Schwartz and Hughes to serve with Mr. Pecker as the Current Directors. In addition, Parent appointed Messrs. Ratner, Schwartz and Hughes to the Audit Committee of the Board with Mr. Hughes serving as Chairman. Mr. Hughes is the only Director who receives compensation for his services on the Board.

The following table sets forth information regarding compensation paid to the Current Directors from August 2014 through March 2015. Messrs. Pecker, Ratner and Schwartz did not receive any compensation for their service as a Director.

DIRECTOR COMPENSATION
(1)
	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Name	($)	($)	($)	($)
David J. Pecker	$—	$—	$—	$—
Evan Ratner (2)	$—	$—	$—	$—
Barry Schwartz (2)	$—	$—	$—	$—
David Hughes (3)	$47,500	$—	$—	$47,500

(1)	Fees earned or paid in cash were as follows:

Name	Board Retainer	Committee Chaired	Committee Chair fees	Total
David J. Pecker	$—	—	$—	$—
Evan Ratner	$—	—	$—	$—
Barry Schwartz	$—	—	$—	$—
David Hughes	$42,500	Audit	$5,000	$47,500

(2)	Messrs. Ratner and Schwartz are affiliated with the Parent and do not receive compensation for their service on the Board.
(3)	During fiscal 2015, Mr. Hughes served on the Board and the Audit Committee and as the Chairperson of the Audit Committee since August 2014.

Former Directors

During fiscal 2015, each Independent Director was paid $85,000, in cash, as the annual Board retainer fee and reimbursed for travel expenses to attend Board and Committee meetings. Directors who also serve as a Committee Chairperson were paid, in cash, an annual committee service retainer of $10,000 for the Audit Committee and $7,500 for the Compensation Committee. Upon certain terminations of the service of Independent Directors from the Board, such Directors shall be entitled to receive a lump-sum cash payment equal to $35,000 for each year or partial year such Director served on the Board. Each Independent Director was eligible to receive an annual grant of 5,000 shares of restricted stock under the Equity Incentive Plan. These shares vested upon the consummation of the Merger.

In connection with the Merger, in August 2014, each director of the Company (other than David J. Pecker) resigned as a director of the Company pursuant to a letter of resignation delivered to the Parent and the Company, effective immediately prior to the closing of the Merger.

The following table sets forth information regarding compensation paid to the Former Directors from April 2014 through August 2014. Messrs. Pecker and Baiera did not receive any compensation for their service as a Director.

DIRECTOR COMPENSATION
	(1)	(2)
	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation		Total
Name	($)	($)	($)		($)
David J. Pecker	$—	$—	$—		$—
Philip L. Maslowe	$47,500	$898	$—		$48,398
Charles Koones	$42,500	$898	$—		$43,398
Susan Tolson (3)	$21,250	$898	$—		$22,148
Michael Elkins	$46,250	$898	$50,000	(4)	$97,148
David Licht	$42,500	$898	$—		$43,398
David Hughes	$53,700	$898	$—		$54,598
Gavin Baiera (5)	$—	$—	$—		$—
Andrew Russell (6)	$21,250	$898	$70,000	(6)	$92,148

(1)	Fees earned or paid in cash were as follows:

Name	Board Retainer	Committee Chaired	Committee Chair fees	Total
David J. Pecker	$—	—	$—	$—
Philip L. Maslowe	$42,500	Audit	$5,000	$47,500
Charles Koones	$42,500	—	$—	$42,500
Susan Tolson	$21,250	—	$—	$21,250
Michael Elkins	$42,500	Compensation	$3,750	$46,250
David Licht	$42,500	—	$—	$42,500
David Hughes	$53,700	—	$—	$53,700
Gavin Baiera	$—	—	$—	$—
Andrew Russell	$21,250	—	$—	$21,250

(2)
The stock awards column reports the aggregate grant date fair value of the restricted common stock awards granted to the Independent Directors. The aggregate grant date fair value is computed in accordance with Accounting Standards Codification Topic 718, disregarding estimates for forfeitures, and is based on the estimated fair value of American Media, Inc.'s common stock on the date of grant, which management determined was $0.18 per share. See Note 14, “Capital Structure - Equity Incentive Plan” to our consolidated financial statements included in the Original Form 10-K.

(3)	On July 7, 2014, Ms. Tolson voluntarily resigned from the Board.
(4)
In January 2013, the Company and Roxbury Advisory, LLC, a company controlled by Mr. Elkins, entered into a consulting agreement to provide certain financial advisory services to the Company. In August 2014, the consulting agreement was terminated. The disclosed amount is for fees paid to Roxbury Advisory, LLC for financial advisory services provided by Mr. Elkins during fiscal 2015.

(5)	Mr. Baiera is affiliated with Angelo Gordon and does not receive compensation for his service on the Board.
(6)	On June 12, 2014, Mr. Russell voluntarily resigned from the Board and received severance for his years of service.

In May 2014, prior to the Merger, the Compensation Committee granted 35,000 shares of restricted stock to the Independent Directors for their fiscal 2015 service to the Board under the Equity Incentive Plan. In connection with the Merger, the Company experienced a Liquidity Event and for each director who held shares of restricted stock and were serving on the Board on such date were entitled to accelerated vesting of all outstanding shares of restricted stock held by the director on such date. The Parent acquired 100% of the issued and outstanding shares of common stock of AMI, including the restricted shares awarded under the Equity Incentive Plan. In connection with the Merger, the Equity Incentive Plan was terminated. As a result, there are no outstanding equity awards as of March 31, 2015.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

In December 2010, as part of the 2010 Restructuring, we adopted the Equity Incentive Plan which provided for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards and performance compensation awards to incentivize and retain directors, officers, employees, consultants and advisors. Under the terms of the Equity Incentive Plan, the Compensation Committee administered the Equity Incentive Plan and had the authority to determine the recipients to whom awards will be made, the amount of the awards, the terms of the vesting and other terms as applicable. Our previous equity incentive plans were terminated in accordance with the 2010 Restructuring, and all stock based compensation arrangements previously issued and outstanding were canceled.

In December 2010, the Compensation Committee was authorized to issue up to 1.1 million shares of common stock through the issuance of restricted stock awards. In July 2013, the Compensation Committee was authorized to issue up to an additional 500,000 shares of the Company's common stock through the issuance of restricted awards. The shares of restricted stock would fully vest upon the earlier to occur of a change in control or an initial public offering, each as defined in the Equity Incentive Plan. The holders of the restricted stock were entitled to receive dividends, if and when declared by the Company, and exercised voting rights with respect to the common shares while the shares were restricted.

During fiscal 2015, prior to the Merger, the Compensation Committee granted 35,000 shares of restricted stock to the Independent Directors for their fiscal 2015 service to the Board. In addition, during fiscal 2015, prior to the Merger, the Compensation Committee granted 40,600 shares of restricted stock to certain officers of the Company and 31,600 shares of restricted stock were forfeited by members of the Board and employees upon their resignation.

In connection with the Merger, the Company experienced a Liquidity Event and each holder of shares of restricted stock were entitled to accelerated vesting of all outstanding shares of restricted stock held by each holder on such date. The Parent acquired 100% of the issued and outstanding shares of common stock of AMI, including the restricted shares awarded under the Equity Incentive Plan. In connection with the Merger, the Equity Incentive Plan was terminated. As a result, there are no outstanding equity awards as of March 31, 2015.

Security Ownership of Certain Beneficial Owners

The table set forth below contains information as of June 30, 2015, with respect to the beneficial ownership of our common stock held by: each current Director; each Named Executive Officer; all Directors and executive officers as a group; and any person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock.

As of June 30, 2015, there were 100 shares of American Media, Inc.'s common stock issued and outstanding. Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of the Company’s common stock that he, she or it beneficially owns. Except as otherwise noted below, the address of each person or entity named in the following table is c/o American Media, Inc., 1000 American Media Way, Boca Raton, Florida 33464.

Name	Amount of Beneficial Ownership		Percent of Class
AMI Parent Holdings, LLC 26 Main Street, Suite 204, Chatham, NJ 07928	100		100%
Chatham Asset Management, LLC 26 Main Street, Suite 204, Chatham, NJ 07928	—	(1)	—%
Leon Cooperman c/o Omega Advisors 810 7th Avenue, 33rd Floor, New York, NY 10019	—	(2)	—%
David J. Pecker	—	(3)	—%
Evan Ratner	—		—%
Barry Schwartz	—		—%
David R. Hughes	—		—%
Christopher V. Polimeni	—	(4)	—%
Eric S. Klee	—	(5)	—%
Kevin Hyson	—		—%
David Bonnett	—		—%
Directors and executive officers as a group (eleven persons)	—		—%

(1)
Chatham Asset Management, LLC (“Chatham”) is an investment advisor to Chatham Asset High Yield Offshore Fund, Ltd. (“Chatham High Yield Offshore”), Chatham Asset Partners High Yield Fund, LP (“Chatham High Yield”), Chatham Fund, LP (“Chatham Fund”) and Chatham Eureka Fund, L.P. (“Chatham Eureka”), all of which have membership interests in Parent. Chatham Asset GP, LLC (“Chatham GP”) is the general partner of Chatham High Yield, Chatham Fund and Chatham Eureka. Chatham High Yield Offshore, Chatham High Yield, Chatham Fund and Chatham Eureka have 15.83%, 14.66%, 13.60% and 34.14%, respectively, beneficial ownership interest in Parent based their voting rights as members of Parent. As the Company is a wholly-owned subsidiary of Parent, Chatham, Chatham GP, Chatham High Yield Offshore, Chatham High Yield, Chatham Fund and Chatham Eureka may be deemed to be beneficial owners of the Company to the extent of their percentage membership interests in Parent. Each of Chatham, Chatham GP, Chatham High Yield Offshore, Chatham High Yield, Chatham Fund and Chatham Eureka may be deemed to have voting and investment power over the shares and be beneficial owners of the Company’s shares. Chatham, Chatham GP, Chatham High Yield Offshore, Chatham High Yield, Chatham Fund and Chatham Eureka disclaim any beneficial ownership of the Company’s shares. The information set forth in this footnote is based on information provided to us by Chatham.

(2)
Leon Cooperman has a 9.02% beneficial ownership interest in Parent based on his voting rights as a member of Parent. As the Company is a wholly-owned subsidiary of Parent, Mr. Cooperman may be deemed to be a 9.02% beneficial owner of the Company’s shares of common stock due to his indirect voting and investment power over the Company’s shares. Mr. Cooperman disclaims any direct beneficial ownership of the Company’s shares. The information set forth in this footnote is based on information provided to us by Mr. Cooperman.

(3)
David J. Pecker has a 9.75% beneficial ownership interest in Parent based on his voting rights as a member of Parent. As the Company is a wholly-owned subsidiary of Parent, Mr. Pecker may be deemed to be a 9.75% beneficial owner of the Company’s shares of common stock due to his indirect voting and investment power over the Company’s shares. Mr. Pecker disclaims any direct beneficial ownership of the Company’s shares.

(4)
Christopher V. Polimeni has a 1.50% beneficial ownership interest in Parent based on his voting rights as a member of Parent. As the Company is a wholly-owned subsidiary of Parent, Mr. Polimeni may be deemed to be a 1.50% beneficial owner of the Company’s shares of common stock due to his indirect voting and investment power over the Company’s shares. Mr. Polimeni disclaims any direct beneficial ownership of the Company’s shares.

(5)
Eric S. Klee has a 0.25% beneficial ownership interest in Parent based on his voting rights as a member of Parent. As the Company is a wholly-owned subsidiary of Parent, Mr. Klee may be deemed to be a 0.25% beneficial owner of the Company’s shares of common stock due to his indirect voting and investment power over the Company’s shares. Mr. Klee disclaims any direct beneficial ownership of the Company’s shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions in General

The Charter of the Audit Committee requires the Audit Committee to review and approve all proposed transactions or dealings with related persons and to discuss such transactions and their appropriate disclosure in our financial statements with management and the Company’s independent registered public accounting firm. The Charter of the Audit Committee defines a related person as any executive officer, director, nominee for director, or security holder who is the beneficial owner of more than five percent of any class of the Company’s voting securities or any of their immediate family members.

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

2015 Related Party Transactions

In September 2014, the Company entered into a debt for equity exchange agreement with the Parent and the Investors pursuant to which the Investors exchanged approximately $121.1 million in aggregate principal amount of senior secured notes of the Company, plus accrued and unpaid interest of approximately $2.9 million, for equity interests in the Parent.

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

In March 2015, the Investors became a lending party to the Amended and Restated Revolving Credit Facility and the Company paid approximately $0.8 million in lender fees.

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

Stockholders Agreement

Pursuant to the Merger and the Merger Agreement, the Stockholders Agreement was automatically terminated upon consummation of the Merger. Capitalized terms used but not defined herein shall have the meanings as ascribed thereto in the Stockholders' Agreement.

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

Drag Right. The Stockholders Agreement provides that if the Angelo Gordon Stockholders, the Avenue Stockholders and the Capital Research Stockholders (or in the alternative, the consent of (i) any two of the Angelo Gordon Stockholders, the Avenue Stockholders and the Capital Research Stockholders, and (ii) holders of at least 67% of the Total Ownership Percentage) propose to consummate a transaction constituting a Sale of the Company (as defined in the Stockholders Agreement), all of the other parties to the Stockholders Agreement shall be subject to certain customary drag provisions.

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

Item 14.     Principal Accounting Fees and Services.

The following table sets forth fees for professional services provided by Deloitte & Touche LLP, the Company's independent registered public accounting firm, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, “Deloitte”) for the audit of the Company’s financial statements for fiscal 2015 and 2014 and fees billed for audit related services, tax services and all other services rendered by Deloitte during fiscal 2015 and 2014:

	2015	2014
Audit Fees (1)	$1,252,106	$944,806
Audit Related Fees (2)	$—	$75,000
Tax Fees (3)	$47,693	$53,981
All Other Fees	$2,000	$7,000
Total Fees	$1,301,799	$1,080,787

(1)
Represents aggregate fees for professional services provided in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Represents aggregate fees for professional services provided in connection with the preparation of certain SEC filings.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits

Exhibit Number		Description
10.1		Employment Agreement of David J. Pecker dated March 2, 2009 (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4/A filed with the SEC on September 28, 2012).
10.2
Amendment No.1 to Employment Agreement of David J. Pecker dated July 9, 2010 (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.3
Amendment No. 2 to Employment Agreement of David J. Pecker dated November 14, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).

10.4	*	Amendment No. 3 to Employment Agreement of David J. Pecker dated September 22, 2014.
10.5		Employment Agreement of Christopher Polimeni dated March 8, 2010 (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
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

10.8
Amendment No. 3 to Employment Agreement of Christopher Polimeni dated January 20, 2013 (incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed with the SEC on June 24, 2013).

10.9
Amendment No. 4 to Employment Agreement of Christopher Polimeni dated January 2, 2014 (incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.10
Amendment No. 5 to Employment Agreement of Christopher Polimeni dated September 24, 2014 (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on February 23, 2015).

10.11	*	Employment letter for Eric Klee dated June 15, 2012.
10.12		Employment Agreement of Kevin Hyson dated November 1, 2004 (incorporated herein by reference to Exhibit 10.24 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
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

10.15
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

10.21
Amendment No. 9 to Employment Agreement of Kevin Hyson dated as of January 2, 2014 (incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.22	*	Amendment No. 10 to Employment Agreement of Kevin Hyson dated as of December 8, 2014.
10.23		Employment Agreement of David Bonnett dated April 1, 2002 (incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).
10.24
Amendment No. 1 to Employment Agreement of David Bonnett dated April 1, 2005 (incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.25
Amendment No. 2 to Employment Agreement of David Bonnett dated August 1, 2005 (incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.26
Amendment No. 3 to Employment Agreement of David Bonnett dated February 23, 2006 (incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.27
Amendment No. 4 to Employment Agreement of David Bonnett dated April 4, 2006 (incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.28
Amendment No. 5 to Employment Agreement of David Bonnett dated April 1, 2007 (incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.29
Amendment No. 6 to Employment Agreement of David Bonnett dated November 27, 2007 (incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.30
Amendment No. 7 to Employment Agreement of David Bonnett dated March 19, 2009 (incorporated herein by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.31
Amendment No. 8 to Employment Agreement of David Bonnett dated October 18, 2009 (incorporated herein by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.32
Amendment No. 9 to Employment Agreement of David Bonnett dated January 10, 2010 (incorporated herein by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.33
Amendment No. 10 to Employment Agreement of David Bonnett dated January 10, 2010 (incorporated herein by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.34
Amendment No. 11 to Employment Agreement of David Bonnett dated November 1, 2011 (incorporated herein by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.35
Amendment No. 12 to Employment Agreement of David Bonnett dated January 2, 2014 (incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.36	*	Amendment No. 13 to Employment Agreement of David Bonnett dated January 2, 2015.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
*		Filed herewith.
**		Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MEDIA, INC.

Dated:	July 29, 2015	by:	/s/ David J. Pecker
David J. Pecker
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David J. Pecker	Chairman, Director, Chief Executive Officer and President	July 29, 2015
David J. Pecker	(Principal Executive Officer)

/s/ Christopher V. Polimeni	Executive Vice President, Chief Financial Officer and Treasurer	July 29, 2015
Christopher V. Polimeni	(Principal Financial and Accounting Officer)

/s/ Evan Ratner	Director	July 29, 2015
Evan Ratner

/s/ Barry Schwartz	Director	July 29, 2015
Barry Schwartz

/s/ David R. Hughes	Director	July 29, 2015
David R. Hughes