Form 10-Q
period 2015-06-30
AMERICAN MEDIA INC
filed 2015-08-14
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There is no public market for the registrant’s common stock. The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of July 31, 2015 was 100.

AMERICAN MEDIA, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended June 30, 2015

American Media, Inc. and its consolidated subsidiaries are referred to in this Quarterly Report on Form 10-Q (this "Quarterly Report") as American Media, AMI, the Company, we, our and us.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report for the fiscal quarter ended June 30, 2015 contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements relate to our current beliefs regarding future events or our future operating or financial performance. By their nature, forward-looking statements involve risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

•	our high degree of leverage and significant debt service obligations;

•	our ability to implement our business strategy;

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

•	changes in discretionary consumer spending patterns;

•	any disruption in the distribution of our magazines through wholesalers;

•	any loss of one or more of our key vendors or key advertisers;

•	changes in the price of fuel, paper, ink and postage;

•	the effects of possible credit losses;

•	whether we decide to engage in acquisitions, enter into partnerships and joint ventures or execute publishing services agreements in the future;

•	our ability to attract and retain experienced and qualified personnel;

•	adverse results in litigation matters or any regulatory proceedings;

•	any future impairment of our goodwill or other identified intangible assets;

•	the potential effects of threatened or actual terrorist attacks or other acts of violence or war;

•	our ability to maintain an effective system of internal controls over financial reporting;

•	unforeseen increases in employee benefit costs; and

•	changes in accounting standards.

These and other factors are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “2015 Form 10-K”) under the heading “Part I, Item 1A. Risk Factors.”

We caution you not to place undue reliance on any forward-looking statement, which speaks only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statement contained in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	June 30, 2015	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($2,825 and $880 related to VIEs, respectively)	$6,192	$3,452
Trade receivables, net of allowance for doubtful accounts of $3,455 and $3,281, respectively ($1 related to VIEs)	28,752	39,412
Inventories ($95 related to VIEs)	354	873
Prepaid expenses and other current assets ($415 and $198 related to VIEs, respectively)	17,179	11,356
Total current assets	52,477	55,093
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	3,801	3,801
Furniture, fixtures and equipment	43,491	43,979
Less – accumulated depreciation	(32,068)	(30,230)
Total property and equipment, net ($21 and $25 related to VIEs, respectively)	15,224	17,550
OTHER ASSETS:
Deferred debt costs, net	5,772	6,383
Deferred rack costs, net	4,377	4,824
Investments in affiliates	806	803
Other long-term assets	3,160	3,193
Total other assets	14,115	15,203
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	153,998	153,998
Other identified intangibles, net of accumulated amortization of $127,034 and $122,791, respectively ($6,000 related to VIEs)	220,345	224,181
Total goodwill and other identified intangible assets, net	374,343	378,179
TOTAL ASSETS	$456,159	$466,025
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ($0 and $43 related to VIEs, respectively)	$16,410	$15,781
Accrued expenses and other liabilities ($35 and $194 related to VIEs, respectively)	32,940	44,015
Accrued interest	2,799	10,075
Deferred revenues ($2,808 and $589 related to VIEs, respectively)	27,437	26,734
Total current liabilities	79,586	96,605
NON-CURRENT LIABILITIES:
Senior secured notes, net	307,808	309,569
Revolving credit facility	24,800	14,700
Other non-current liabilities	8,830	8,352
Deferred income taxes	45,014	70,747
Total liabilities	466,038	499,973
COMMITMENTS AND CONTINGENCIES (see Note 11)
Redeemable noncontrolling interests (see Note 9)	3,000	3,000
STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 100 shares authorized, issued and outstanding as of June 30, 2015 and March 31, 2015, respectively	—	—
Additional paid-in capital	945,037	945,037
Accumulated deficit	(957,523)	(981,593)
Accumulated other comprehensive loss	(393)	(392)
Total stockholders' deficit	(12,879)	(36,948)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$456,159	$466,025

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,
	2015	2014
OPERATING REVENUES:
Circulation	$36,162	$44,124
Advertising	17,862	17,351
Other	2,084	1,863
Total operating revenues	56,108	63,338
OPERATING EXPENSES:
Editorial	5,920	7,516
Production	13,963	16,349
Distribution, circulation and other costs	9,036	9,821
Selling, general and administrative	15,417	22,375
Depreciation and amortization	6,727	3,121
Total operating expenses	51,063	59,182
OPERATING INCOME	5,045	4,156
OTHER EXPENSES:
Interest expense	(9,403)	(13,987)
Amortization of deferred debt costs	(850)	(434)
Other income	—	314
Total other expenses, net	(10,253)	(14,107)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,208)	(9,951)
INCOME TAX PROVISION (BENEFIT)	(29,272)	732
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	24,064	(10,683)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(1,355)
NET INCOME (LOSS)	24,064	(12,038)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6	70
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$24,070	$(11,968)

	Three Months Ended June 30,
	2015	2014
NET INCOME (LOSS)	$24,064	$(12,038)
Foreign currency translation adjustment	(1)	18
Comprehensive income (loss)	24,063	(12,020)
Less: comprehensive loss attributable to noncontrolling interests	6	70
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$24,069	$(11,950)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share information)

	Three Months Ended June 30, 2015
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Total	capital	deficit	income (loss)	deficit
BALANCE, BEGINNING OF PERIOD	100	$—	$945,037	$(981,593)	$(392)	$(36,948)
Net income	—	—	—	24,070	—	24,070
Foreign currency translation	—	—	—	—	(1)	(1)
BALANCE, END OF PERIOD	100	$—	$945,037	$(957,523)	$(393)	$(12,879)

	Three Months Ended June 30, 2014
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Total	capital	deficit	income (loss)	deficit
BALANCE, BEGINNING OF PERIOD	10,000,000	$1	$822,723	$(954,466)	$(231)	$(131,973)
Net loss	—	—	—	(11,968)	—	(11,968)
Foreign currency translation	—	—	—	—	18	18
BALANCE, END OF PERIOD	10,000,000	$1	$822,723	$(966,434)	$(213)	$(143,923)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$24,064	$(12,038)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,727	3,358
Amortization of deferred debt costs	850	434
Amortization of deferred rack costs	1,475	1,458
Deferred income tax (benefit) provision	(29,434)	3,493
Non-cash payment-in-kind interest accretion	—	4,809
Provision for doubtful accounts	95	4,223
Other	(100)	(526)
Changes in operating assets and liabilities:
Trade receivables	10,565	8,654
Inventories	519	1,801
Prepaid expenses and other current assets	(2,123)	(1,748)
Deferred rack costs	(1,028)	(1,650)
Other long-term assets	33	254
Accounts payable	630	4,985
Accrued expenses and other liabilities	(11,019)	4,529
Accrued interest	(7,276)	(13,320)
Other non-current liabilities	478	(238)
Deferred revenues	703	463
Total changes in operating assets and liabilities	(8,518)	3,730
Net cash (used in) provided by operating activities	(4,841)	8,941
INVESTING ACTIVITIES
Purchases of property and equipment	(147)	(2,541)
Purchases of intangible assets	(420)	(1,077)
Other	2	5
Net cash used in investing activities	(565)	(3,613)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	30,900	28,300
Repayments to revolving credit facility	(20,800)	(21,700)
Senior secured notes repurchases	(2,000)	—
Redemption premium payment	(118)	—
Payments to noncontrolling interest holders of Olympia	(50)	—
Net cash provided by financing activities	7,932	6,600
Effect of exchange rate changes on cash	214	102
Net increase in cash and cash equivalents	2,740	12,030
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,452	3,030
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,192	$15,060

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-cash property and equipment (incurred but not paid)	$—	$360

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

Note 1 - Nature of the Business

Description of the Business

American Media, Inc. and its subsidiaries (collectively, the "Company", "AMI", "we", "our" or "us") owns and operates the leading celebrity and health and fitness media brands in the United States. AMI was incorporated under the laws of the State of Delaware in 1990 and is headquartered in Boca Raton, Florida. The Company is a wholly-owned subsidiary of AMI Parent Holdings, LLC, a Delaware limited liability company (the "Parent"), which is controlled by certain investors of the Company (collectively, the "Investors") pursuant to the merger consummated in August 2014 (the "Merger"). As a result of the Merger, the Parent acquired 100% of the issued and outstanding shares of common stock of the Company.

In January 2015, we sold our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment, for approximately $60 million in cash plus an earnout of up to $60 million. See Note 10, "Dispositions" for further information. After giving effect to the divestiture of our Women's Active Lifestyle segment, the Company operates and reports financial and operating information in the following two segments: Celebrity Brands and Men's Active Lifestyle. The Company also provides general corporate services to its segments which is reported as a third, non-operating segment, Corporate and Other. See Note 12, "Business Segment Information" for further information regarding the Company's reporting segments.

As of June 30, 2015, we own and operate a diversified portfolio of 10 publications; National Enquirer, Star, Globe, National Examiner, OK! and Soap Opera Digest are published weekly; Men's Fitness, Muscle & Fitness and Flex; are published 10 times per year and Muscle & Fitness Hers is published bi-monthly. Total circulation of these print publications were approximately 3.2 million copies per issue during three months ended June 30, 2015.

Our fiscal year ends on March 31, 2016 and may be referred to herein as fiscal 2016.

Liquidity

The Company is highly leveraged. As of June 30, 2015, the Company had approximately $332.6 million of outstanding indebtedness, consisting of $307.8 million of senior secured notes and $24.8 million under the revolving credit facility.

Over the next year, the cash interest payments due under the Company's debt agreements are approximately $36.8 million and there are no scheduled principal payments due. As of June 30, 2015, the Company has $6.2 million of cash and $5.8 million available for borrowing pursuant to the revolving credit facility. The Company's revolving credit facility matures in December 2016.

Several of our wholesalers, including our former second-largest wholesaler, Source Interlink Companies ("Source"), ceased operations during fiscal 2015. Since then, we have transitioned the newsstand circulation to the two remaining major wholesalers. This transition had an adverse impact on single copy newsstand sales and liquidity during fiscal 2015 and into the first quarter of fiscal 2016.

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

The Company plans to refinance all or a portion of its indebtedness on or before maturity. The Company cannot assure that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

Although the Company is significantly leveraged, it expects that the current cash balances, liquidity provided in connection with the revolving credit facility and cash generated from operations, should be sufficient to meet working capital, capital expenditures, debt service, and other cash needs for the next year.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. These unaudited condensed consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") with respect to the Company's fiscal year ended March 31, 2015 (the "2015 Form 10-K"), which may be accessed through the SEC's website at http://www.sec.gov.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventory write-downs during three months ended June 30, 2015 and 2014 were insignificant.

The Company is party to a long-term paper supply and purchasing agreement pursuant to which a third party manages all aspects of the Company's raw material paper inventory. As a result, the Company does not maintain raw material paper inventory. The finished product inventory, comprised of paper, production and distribution costs of future issues totaled $0.4 million and $0.9 million, respectively, at June 30, 2015 and March 31, 2015.

Concentrations

We rely on wholesalers for the retail distribution of our magazines. Several of our wholesalers, including our former second-largest wholesaler, Source Interlink Companies ("Source"), ceased operations during fiscal 2015. A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business. As of June 30, 2015, single copy revenues consisted of copies distributed to retailers primarily by two major wholesalers.

During three months ended June 30, 2015 and 2014, The News Group accounted for approximately 27% and 15%, respectively, of our total operating revenues and The Hudson Group accounted for approximately 7% and 4%, respectively, of our total operating revenues. We have multi-year service arrangements with our major wholesalers, which provide incentives to maintain certain levels of service.

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topic 205 and Topic 360) ("ASU 2014-08") which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity's continuing involvement with a discontinued operation following disposal, and retained equity method investments in a discontinued operation. ASU 2014-08 was effective for the Company on April 1, 2015. The adoption of ASU 2014-08 did not have an impact on the consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern (Topic 205) ("ASU 2014-15") which establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial position results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) ("ASU 2015-01") which simplifies the income statement presentation by eliminating the concept of extraordinary items. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidations, Amendments to the Consolidation Analysis (Topic 810) ("ASU 2015-02"), which changes the identification of variable interests, the variable interest characteristic for a limited partnership or similar entity and the primary beneficiary determination all of which are intended to improve the consolidation guidance as well as increase transparency and consistency of financial reporting. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial position, results of operations or cash flows.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) ("ASU 2015-03"), which requires the presentation of debt issuance costs to be reflected as a reduction from the face amount of the related debt, with amortization recorded as interest expense, rather than recording as a deferred asset. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, and requires retrospective application. The Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial position, results of operations or cash flows, although it will change the financial statement classification of the deferred debt cost. As of June 30, 2015 and March 31, 2015, the Company had $5.8 million and $6.4 million of net deferred debt costs, respectively, included on the consolidated balance sheets. Under the new guidance, the net deferred debt costs would offset the carrying amount of the respective debt on the consolidated balance sheets.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) ("ASU 2015-11"), which simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. The guidance is effective for fiscal years, and interim period within those years, beginning on or after December 15, 2016. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial position, results of operations or cash flows.

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

Note 3 - Goodwill and Other Identified Intangible Assets

Goodwill

As of June 30, 2015 and March 31, 2015, the Company had goodwill with a carrying value of $154.0 million. The gross carrying amount and accumulated impairment losses of goodwill, as of June 30, 2015 and March 31, 2015, by reportable segment are as follows (in thousands):

	Celebrity Brands	Men's Active Lifestyle Group	Corporate and Other	Total
Goodwill	$428,518	$112,296	$18,190	$559,004
Accumulated impairment losses	(304,595)	(89,336)	(11,075)	(405,006)
Goodwill, net of impairment losses	$123,923	$22,960	$7,115	$153,998

Other Identified Intangible Assets

Other identified intangible assets are comprised of the following (in thousands):

	Range of lives (in years)	June 30, 2015	March 31, 2015
Intangible assets subject to amortization:
Tradenames	15 - 27	$220,527	$46,166
Subscriber lists	3 - 15	32,702	32,702
Customer relationships	5 - 10	2,300	2,300
Other intangible assets	3	8,040	7,620
Total gross intangible assets subject to amortization		263,569	88,788
Accumulated amortization		(49,224)	(44,970)
Total net intangible assets subject to amortization		214,345	43,818
Intangible assets not subject to amortization	Indefinite	6,000	180,363
Total other identified intangible assets, net		$220,345	$224,181

Effective April 1, 2015, certain tradenames with a net carrying value totaling approximately $174.4 million that were previously assigned indefinite lives have been assigned finite lives of 15 years. During three months ended June 30, 2015, the amortization expense of these tradenames totaled approximately $2.9 million.

Amortization expense of intangible assets was $4.3 million and $0.9 million during three months ended June 30, 2015 and 2014, respectively. Based on the carrying value of identified intangible assets recorded at June 30, 2015, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2016	$12,660
2017	15,865
2018	14,955
2019	14,617
2020	14,501
Thereafter	141,747
$214,345

Impairments

The Company did not record any impairment charges during three months ended June 30, 2015 or 2014. The Company continues to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company's financial statements and impairment charges to the Company's goodwill or other identified intangible assets in future periods could be material to the Company's results of operations.

Note 4 - Revolving Credit Facility

The Company maintains a revolving credit facility which provides for borrowing up to $35.0 million, less outstanding letters of credit, which matures in December 2016 (the "Revolving Credit Facility").

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the Revolving Credit Facility has ranged from 8.00% to 8.25% during the three months ended June 30, 2015 and 2014. In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during the three months ended June 30, 2015 and 2014 were insignificant.

During the three months ended June 30, 2015, the Company borrowed $30.9 million and repaid $20.8 million under the Revolving Credit Facility. At June 30, 2015, the Company has available borrowing capacity of $5.8 million after considering the $24.8 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance at June 30, 2015 of $24.8 million is included in non-current liabilities, as the maturity date of the Revolving Credit Facility is December 2016.

The indebtedness under the Revolving Credit Facility is guaranteed by certain of the domestic subsidiaries of the Company and is secured by liens on substantially all the assets of the Company and certain of its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all the issued and outstanding shares of, or other equity interests in, certain of the Company's existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its existing or subsequently acquired or organized foreign subsidiaries.

Covenants

The Revolving Credit Facility includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants in the Revolving Credit Facility include financial maintenance covenants comprised of a first lien leverage ratio, a consolidated leverage ratio and an interest coverage ratio. The Revolving Credit Facility also contains certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. With respect to the dividend restrictions, the Revolving Credit Facility includes a cap on the total amount of cash available for distribution to our common stockholders.

With regard to the financial maintenance covenants, the first lien leverage ratio covenants must be equal to or less than 4.50 to 1.00 from April 1, 2015 through December 2016. The consolidated leverage ratio covenant must be equal to or less than 4.75 to 1.00 from April 1, 2015 through September 30, 2015 and 5.50 to 1.00 from October 1, 2015 through December 2016. The interest coverage ratio must be equal to or greater than 1.50 to 1.00 from April 1, 2015 through December 2016.

As of June 30, 2015, the Company was in compliance with its covenants under the Revolving Credit Facility.

Although there can be no assurances, management believes that, based on current projections (including projected borrowings and repayments under the Revolving Credit Facility), its operating results for fiscal 2016 will be sufficient to satisfy the financial covenants under the Revolving Credit Facility. The Company’s ability to satisfy the financial covenants is dependent on the business performing in accordance with its projections.  If the performance of the Company’s business deviates significantly from its projections, the Company may not be able to satisfy such financial covenants.  The Company's projections are subject to a number of factors, many of which are events beyond its control, which could cause its actual results to differ materially from its projections. If the Company does not comply with its financial covenants, the Company will be in default under the Revolving Credit Facility.

Note 5 - Senior Secured Notes

Our senior secured notes are comprised of the first lien notes, the second lien notes and the new second lien notes and are collectively referred to herein as the "Senior Secured Notes" and consisted of the following (in thousands):

	June 30, 2015	March 31, 2015
First Lien Notes	$273,175	$275,175
Second Lien Notes	2,198	2,198
New Second Lien Notes	39,024	39,024
Unamortized discount	(6,589)	(6,828)
Total debt obligations	307,808	309,569
Less: current portion of long-term debt	—	—
Noncurrent debt obligations	$307,808	$309,569

The future maturities of the Senior Secured Notes as of June 30, 2015 are as follows (in thousands):

Fiscal Year	Amount
2016	$—
2017	—
2018	273,175
2019	2,198
2020	—
Thereafter	39,024
Total future maturities	314,397
Unamortized discount	(6,589)
Total debt obligations	$307,808

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

During fiscal 2012, the Company redeemed $20.0 million in aggregate principal amount of First Lien Notes. During fiscal 2014, the Company repurchased approximately $2.3 million in aggregate principal amount of First Lien Notes. During fiscal 2015, the Company repurchased approximately $55.5 million in aggregate principal amount of First Lien Notes. In addition, during fiscal 2015, the Company exchanged approximately $32.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, for approximately $39.0 million aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 7.0% per annum and mature in July 2020 (the "New Second Lien Notes"), pursuant to an exchange agreement (the "New Second Lien Notes Exchange Agreement"), as further described below. During the first quarter of fiscal 2016, the Company repurchased approximately $2.0 million in aggregate principal amount of First Lien Notes, at a price equal to 105.9% of the aggregate principal amount thereof, plus accrued and unpaid interest in the open market.

The First Lien Notes are guaranteed on a first lien senior secured basis by the same subsidiaries of the Company that guarantee the Revolving Credit Facility. The First Lien Notes and the guarantees thereof are secured by a first-priority lien on substantially all our assets (subject to certain permitted liens and exceptions), pari passu with the liens granted under our Revolving Credit Facility, provided that in the event of a foreclosure on the collateral or insolvency proceedings, obligations under our Revolving Credit Facility will be repaid in full with proceeds from the collateral prior to the obligations under the First Lien Notes.

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

In October 2013, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 10.0% per annum, are payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”), pursuant to an exchange agreement (the “Second Lien PIK Notes Exchange Agreement”).

In September 2014, pursuant to the debt for equity exchange agreement with the Parent and the Investors, the Investors exchanged approximately $7.8 million aggregate principal amount of Second Lien Notes and all of the outstanding Second Lien PIK Notes, plus accrued and unpaid interest, for equity interest in the Parent. As a result, the Company's obligation under the Second Lien PIK Notes were satisfied in full.

During fiscal 2015, the Company repurchased approximately $0.6 million in aggregate principal amount of Second Lien Notes.

The Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our Revolving Credit Facility and the First Lien Notes. The Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

Under the Second Lien Notes Indenture, the Company has the option to redeem the Second Lien Notes on or after December 15, 2014, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

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

The New Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our Revolving Credit Facility, the First Lien Notes and the Second Lien Notes. The New Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

Under the New Second Lien Notes Indenture, the Company has the option to redeem the New Second Lien Notes at any time prior to January 15, 2018 at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium and accrued and unpaid interest through the redemption date. At any time prior to January 15, 2018, the Company may redeem up to 35% of the New Second Lien Notes from the net cash proceeds of one or more qualified equity offerings at a redemption price of 107% of the principal amount, plus accrued and unpaid interest through the redemption date, provided that at least 65% of the aggregate principal amount of the New Second Lien Notes remains outstanding after the redemption. The Company has the option to redeem the New Second Lien Notes on or after January 15, 2018, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest through the redemption date, if redeemed during the 12-month period beginning on January 15th of each of the years indicated below:

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

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

		June 30, 2015		March 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
First Lien Notes	Level 2	$273,175	$283,419	$275,175	$282,742
Second Lien Notes	Level 2	2,198	2,297	2,198	2,337
New Second Lien Notes	Level 2	32,435	33,773	32,196	33,655

The fair value of the First Lien Notes, the Second Lien Notes and the New Second Lien Notes is estimated using quoted market prices for the same or similar issues.

As of June 30, 2015 and March 31, 2015, the Company did not have financial assets or liabilities that would require measurement on a recurring basis, based on the guidance in ASC 820. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and the Revolving Credit Facility. The carrying amount of these accounts approximates fair value.

Assets measured at fair value on a nonrecurring basis

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. The Company did not record any impairment charges during three months ended June 30, 2015 or 2014.

Note 7 - Income Taxes

The asset and liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company's valuation allowance related to its deferred tax assets, which was $27.1 million at March 31, 2015, was released during the three months ended June 30, 2015 based on the weight of positive evidence that the deferred tax assets will be realized due to the reclassification of certain tradenames from indefinite lived to finite lived, effective April 1, 2015. In the past, the Company's deferred tax liabilities related to indefinite-lived intangible assets were not considered a future source of income to support the realization of deferred tax assets within the net operating loss carryforward period.

Note 8 - Related Party Transactions

As discussed in Note 5, "Senior Secured Notes," during the first quarter of fiscal 2016, the Company repurchased approximately $2.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, in the open market from the Investors.

Mr. Elkins, a former member of our Board of Directors provided certain financial advisory services to the Company through Roxbury Advisory, LLC ("Roxbury"), a company controlled by Mr. Elkins, while he was a member of our Board of Directors. In August 2014, the consulting agreement between Roxbury and the Company was terminated. Payments for the services received from Roxbury totaled $40,000 during three months ended June 30, 2014 and the Company had no outstanding payables to Roxbury at June 30, 2015 or March 31, 2015.

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

There was no revenue or net income generated by Olympia during the three months ended June 30, 2015 and 2014.

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

The operating results of ZAM were insignificant to the Company's unaudited condensed consolidated financial statements during the three months ended June 30, 2015 and 2014.

Redeemable Noncontrolling Interests

There have been no changes to the equity attributable to the redeemable noncontrolling interests during three months ended June 30, 2015 and 2014.

Unconsolidated Joint Ventures

We have other joint ventures that we do not consolidate as we lack the power to direct the activities that significantly impact the economic performance of these entities. The Company's investments in affiliates are carried at the fair value of the investment consideration at the date acquired, plus the Company's equity in undistributed earnings from that date. Unless otherwise disclosed below, the operating results of our unconsolidated joint ventures were insignificant to the Company's unaudited condensed consolidated financial statements during three months ended June 30, 2015 and 2014.

Radar Online, LLC

In October 2008, the Company entered into a limited liability company agreement to form Radar Online, LLC, a joint venture ("Radar"), to manage Radar Online, a website focusing on celebrity and entertainment news. Though the Company owns 50% of Radar and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Radar using the equity method. The operating results of Radar were insignificant to the Company’s unaudited condensed consolidated financial statements for the three months ended June 30, 2015 and 2014. The management fees receivable from Radar totaled $1.9 million as of June 30, 2015 and March 31, 2015 and is presented within other long-term assets in the accompanying consolidated financial statements.

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

The membership interest and cash contribution in Select was adjusted in September 2014, pursuant to a one-time retroactive adjustment back to September 2013. The Company's membership interest was replaced with a participation interest in the earnings of Select and the initial capital contribution was refunded to the Company in October 2014 along with the distribution of the Company's participation interest for the twelve months ended August 31, 2014.

In June 2015, the Company's participation interest in Select was modified and Select redeemed the Company's interest in Select for approximately $1.7 million, which is reflected in other revenues in the Company's unaudited condensed consolidated financial statements. The proceeds were received in July 2015.

Note 10 - Dispositions

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

Discontinued Operations

Net revenue, pre-tax income from discontinued operations, income tax provision and loss from discontinued operations, net of income taxes are as follows, in thousands:

Three Months Ended
June 30, 2014
Net revenue	$14,918
Pre-tax income from discontinued operations	1,533
Income tax provision	2,888
Loss from discontinued operations, net of income taxes	$(1,355)

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

By order dated November 6, 2013, the Delaware bankruptcy court granted American Media, Inc. and four of its co-defendants relief from the automatic bankruptcy stay of litigation against Anderson News, L.L.C. so that they could file a counterclaim in the Anderson Action against Anderson News, L.L.C. alleging that Anderson News, L.L.C. had violated the antitrust laws by engaging in a conspiracy to fix prices that wholesalers would pay publishers for their magazines and seeking an unspecified amount of damages to be proved at trial. Permission was obtained on January 23, 2014 from the District Court to file the counterclaim against Charles Anderson, Jr. and Anderson News, L.L.C. American Media, Inc. filed its amended answer and counterclaim in the Anderson Action on February 14, 2014. On December 15, 2014, the parties in the Anderson Action filed motions for summary judgment and to strike certain proposed expert testimony. The briefing on these motions was completed on April 17, 2015 and a hearing regarding these motions was held on July 22, 2015.

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

Segment information for the three months ended June 30, 2015 and 2014 and the assets employed as of June 30, 2015 and March 31, 2015 are as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Operating revenues
Celebrity Brands	$40,901	$46,847
Men's Active Lifestyle Group	13,141	15,153
Corporate and Other	2,066	1,338
Total operating revenues	$56,108	$63,338
Operating income (loss)
Celebrity Brands	$13,238	$17,893
Men's Active Lifestyle Group	2,827	3,693
Corporate and Other	(11,020)	(17,430)
Total operating income (loss)	$5,045	$4,156
Depreciation and amortization
Celebrity Brands	$3,282	$558
Men's Active Lifestyle Group	963	253
Corporate and Other	2,482	2,310
Total depreciation and amortization	$6,727	$3,121
Amortization of deferred rack costs
Celebrity Brands	$1,469	$1,360
Men's Active Lifestyle Group	6	18
Total amortization of deferred rack costs	$1,475	$1,378

Total Assets	June 30, 2015	March 31, 2015
Celebrity Brands	$325,569	$330,850
Men's Active Lifestyle Group	88,286	86,775
Corporate and Other (1)	42,304	48,400
Total assets	$456,159	$466,025

(1) Amounts are primarily comprised of inventories, prepaid expenses, property and equipment, deferred debt costs and certain other assets.

Geographic Data

The Company operates principally in two geographic areas, the United States of America and Europe. There were no significant transfers between geographic areas during three months ended June 30, 2015 and 2014. The following tables present revenue by geographic area for the three months ended June 30, 2015 and 2014 and the assets employed as of June 30, 2015 and March 31, 2015 are as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Operating revenues:
United States of America	$54,521	$60,307
Europe	1,587	3,031
Total operating revenues	$56,108	$63,338

	June 30, 2015	March 31, 2015
Assets:
United States of America	$448,748	$458,197
Europe	7,411	7,828
Total assets	$456,159	$466,025

Note 13 - Capital Structure

The Company has authorized 100 shares of $0.0001 par value common stock. At June 30, 2015, there were 100 shares of common stock issued and outstanding. As discussed in Note 1, "Nature of the Business," the Company is a wholly-owned subsidiary of the Parent, which is controlled by the Investors pursuant to the Merger.

We did not make any dividend payments during three months ended June 30, 2015 and 2014, and we do not anticipate paying any dividends on our common stock in the foreseeable future. The terms of our Revolving Credit Facility restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends. With respect to the dividend restriction, the Revolving Credit Facility and the indentures governing the Senior Secured Notes include a cap on the total amount of cash available for distribution to our common stockholders.

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,791	$3,401	$—	$6,192
Trade receivables, net	—	28,009	743	—	28,752
Inventories	—	220	134	—	354
Prepaid expenses and other current assets	—	21,987	679	(5,487)	17,179
Total current assets	—	53,007	4,957	(5,487)	52,477
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,801	—	—	3,801
Furniture, fixtures and equipment	—	42,701	790	—	43,491
Less – accumulated depreciation	—	(31,299)	(769)	—	(32,068)
Total property and equipment, net	—	15,203	21	—	15,224
OTHER ASSETS:
Deferred debt costs, net	5,772	—	—	—	5,772
Deferred rack costs, net	—	4,377	—	—	4,377
Investments in affiliates	621,272	(330)	—	(620,136)	806
Other long-term assets	—	3,160	—	—	3,160
Due from affiliates	—	308,648	—	(308,648)	—
Total other assets	627,044	315,855	—	(928,784)	14,115
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	149,488	4,510	—	153,998
Other identified intangibles, net	—	214,345	6,000	—	220,345
Total goodwill and other identified intangible assets	—	363,833	10,510	—	374,343
TOTAL ASSETS	$627,044	$747,898	$15,488	$(934,271)	$456,159

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable
Accounts payable	$—	$16,009	$401	$—	$16,410
Accrued expenses and other liabilities	—	32,236	4,138	(3,434)	32,940
Accrued interest	2,799	—	—	—	2,799
Deferred revenues	—	24,194	3,243	—	27,437
Total current liabilities	2,799	72,439	7,782	(3,434)	79,586
NON-CURRENT LIABILITIES:
Senior secured notes	307,808	—	—	—	307,808
Revolving credit facility	24,800	—	—	—	24,800
Other non-current liabilities	—	8,830	—	—	8,830
Deferred income taxes	—	47,041	26	(2,053)	45,014
Due to affiliates	304,516	—	4,132	(308,648)	—
Total liabilities	639,923	128,310	11,940	(314,135)	466,038
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(12,879)	619,588	548	(620,136)	(12,879)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$627,044	$747,898	$15,488	$(934,271)	$456,159

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,040	$2,412	$—	$3,452
Trade receivables, net	—	38,058	1,354	—	39,412
Inventories	—	739	134	—	873
Prepaid expenses and other current assets	—	16,207	636	(5,487)	11,356
Total current assets	—	56,044	4,536	(5,487)	55,093
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,801	—	—	3,801
Furniture, fixtures and equipment	—	43,189	790	—	43,979
Less – accumulated depreciation	—	(29,465)	(765)	—	(30,230)
Total property and equipment, net	—	17,525	25	—	17,550
OTHER ASSETS:
Deferred debt costs, net	6,383	—	—	—	6,383
Deferred rack costs, net	—	4,824	—	—	4,824
Investments in affiliates	587,126	224	—	(586,547)	803
Other long-term assets	—	3,193	—	—	3,193
Due from affiliates	—	300,246	—	(300,246)	—
Total other assets	593,509	308,487	—	(886,793)	15,203
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	149,488	4,510	—	153,998
Other identified intangibles, net	—	218,181	6,000	—	224,181
Total goodwill and other identified intangible assets	—	367,669	10,510	—	378,179
TOTAL ASSETS	$593,509	$749,725	$15,071	$(892,280)	$466,025
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$15,434	$347	$—	$15,781
Accrued expenses and other liabilities	—	104,580	5,393	(65,958)	44,015
Accrued interest	10,075	—	—	—	10,075
Deferred revenues	—	25,718	1,016	—	26,734
Total current liabilities	10,075	145,732	6,756	(65,958)	96,605
NON-CURRENT LIABILITIES:
Senior secured notes	309,569	—	—	—	309,569
Revolving credit facility	14,700	—	—	—	14,700
Other non-current liabilities	—	8,352	—	—	8,352
Deferred income taxes	—	10,250	26	60,471	70,747
Due to affiliates	296,113	—	4,133	(300,246)	—
Total liabilities	630,457	164,334	10,915	(305,733)	499,973
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(36,948)	585,391	1,156	(586,547)	(36,948)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$593,509	$749,725	$15,071	$(892,280)	$466,025

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$36,140	$22	$—	$36,162
Advertising	—	17,862	—	—	17,862
Other	—	2,059	25	—	2,084
Total operating revenues	—	56,061	47	—	56,108
OPERATING EXPENSES:
Editorial	—	5,798	122	—	5,920
Production	—	13,922	41	—	13,963
Distribution, circulation and other cost of sales	—	8,979	57	—	9,036
Selling, general and administrative	—	15,181	236	—	15,417
Depreciation and amortization	—	6,724	3	—	6,727
Total operating expenses	—	50,604	459	—	51,063
OPERATING INCOME	—	5,457	(412)	—	5,045
OTHER EXPENSES:
Interest expense	(9,400)	(3)	—	—	(9,403)
Amortization of deferred debt costs	(850)	—	—	—	(850)
Total other expense, net	(10,250)	(3)	—	—	(10,253)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(10,250)	5,454	(412)	—	(5,208)
PROVISION FOR INCOME TAXES	—	(29,424)	152	—	(29,272)
EQUITY (LOSSES) IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	34,320	(558)	—	(33,762)	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	24,070	34,320	(564)	(33,762)	24,064
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	—	—	—
NET INCOME (LOSS)	24,070	34,320	(564)	(33,762)	24,064
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	6	—	6
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$24,070	$34,320	$(558)	$(33,762)	$24,070
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET INCOME (LOSS)	$24,070	$34,320	$(564)	$(33,762)	$24,064
Foreign currency translation adjustment	—	—	(1)	—	(1)
Comprehensive income (loss)	24,070	34,320	(565)	(33,762)	24,063
Less: comprehensive loss attributable to noncontrolling interests	—	—	6	—	6
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$24,070	$34,320	$(559)	$(33,762)	$24,069

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$42,650	$1,474	$—	$44,124
Advertising	—	15,845	1,506	—	17,351
Other	—	1,473	390	—	1,863
Total operating revenues	—	59,968	3,370	—	63,338
OPERATING EXPENSES:
Editorial	—	6,915	601	—	7,516
Production	—	15,504	845	—	16,349
Distribution, circulation and other cost of sales	—	9,102	719	—	9,821
Selling, general and administrative	—	21,586	789	—	22,375
Depreciation and amortization	—	3,097	24	—	3,121
Total operating expenses	—	56,204	2,978	—	59,182
OPERATING INCOME	—	3,764	392	—	4,156
OTHER EXPENSES:
Interest expense	(13,956)	(17)	(14)	—	(13,987)
Amortization of deferred debt costs	(434)	—	—	—	(434)
Other income	—	314	—	—	314
Total other income (expenses), net	(14,390)	297	(14)	—	(14,107)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(14,390)	4,061	378	—	(9,951)
PROVISION FOR INCOME TAXES	—	610	122	—	732
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	2,422	361	—	(2,783)	—
NET LOSS FROM CONTINUING OPERATIONS	(11,968)	3,812	256	(2,783)	(10,683)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(1,355)	—	—	(1,355)
NET (LOSS) INCOME	(11,968)	2,457	256	(2,783)	(12,038)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	70	—	70
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$(11,968)	$2,457	$326	$(2,783)	$(11,968)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(11,968)	$2,457	$256	$(2,783)	$(12,038)
Foreign currency translation adjustment	—	—	18	—	18
Comprehensive (loss) income	(11,968)	2,457	274	(2,783)	(12,020)
Less: comprehensive income attributable to noncontrolling interests	—	—	70	—	70
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(11,968)	$2,457	$344	$(2,783)	$(11,950)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(16,384)	$10,504	$1,039	$—	$(4,841)
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(147)	—	—	(147)
Purchase of intangible assets	—	(420)	—	—	(420)
Due from affiliates	—	(8,402)	—	8,402	—
Other	—	2	—	—	2
Net cash provided by (used in) investing activities	—	(8,967)	—	8,402	(565)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	30,900	—	—	—	30,900
Repayment to revolving credit facility	(20,800)	—	—	—	(20,800)
Senior secured notes repurchases	(2,000)	—	—	—	(2,000)
Redemption premium payment	(118)	—	—	—	(118)
Payments to noncontrolling interest holder of Olympia	—	—	(50)	—	(50)
Due to affiliates	8,402	—	—	(8,402)	—
Net cash provided by (used in) financing activities	16,384	—	(50)	(8,402)	7,932
Effect of exchange rate changes on cash	—	214	—	—	214
Net increase in cash and cash equivalents	—	1,751	989	—	2,740
Cash and cash equivalents, beginning of period	—	1,040	2,412	—	3,452
Cash and cash equivalents, end of period	$—	$2,791	$3,401	$—	$6,192

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(21,525)	$28,603	$1,863	$—	$8,941
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(2,541)	—	—	(2,541)
Purchase of intangible assets	—	(1,077)	—	—	(1,077)
Due from affiliates	—	(14,925)	—	14,925	—
Other	—	5	—	—	5
Net cash provided by (used in) investing activities	—	(18,538)	—	14,925	(3,613)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	28,300	—	—	—	28,300
Repayment to revolving credit facility	(21,700)	—	—	—	(21,700)
Due to affiliates	14,925	—	—	(14,925)	—
Net cash provided by (used in) financing activities	21,525	—	—	(14,925)	6,600
Effect of exchange rate changes on cash	—	102	—	—	102
Net increase (decrease) in cash and cash equivalents	—	10,167	1,863	—	12,030
Cash and cash equivalents, beginning of period	—	415	2,615	—	3,030
Cash and cash equivalents, end of period	$—	$10,582	$4,478	$—	$15,060

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read together with our 2015 Form 10-K and the unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report. In addition to historical data, this discussion and analysis contains statements that constitute forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in "Cautionary Statements Regarding Forward-Looking Information" included in this Quarterly Report and "Risk Factors" included in the 2015 Form 10-K.

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

EXECUTIVE SUMMARY

American Media, Inc., together with its subsidiaries (collectively, the "Company", "AMI", "we", "our" or "us"), is one of the largest publishers of celebrity and health and active lifestyle magazines in the United States, with a diversified portfolio of 10 publications that have a combined monthly print and digital audience of more than 39 million readers and monthly on-line audience of approximately 49 million readers.

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

We are experiencing declines in our circulation revenue and print advertising as a result of market conditions in the magazine publishing industry. These declines are primarily caused by the disruption in our wholesaler distribution channel, the overall decline in the celebrity newsstand market and the decline in the consumer advertising market coupled with the shift in advertising dollars from print to digital. Our financial performance depends, in large part, on varying conditions in the markets we serve. Demand in these markets tends to fluctuate in response to overall economic conditions and current events. Since magazines are generally discretionary purchases for consumers, our circulation revenues are sensitive to current economic conditions. Adverse changes in the markets we serve generally result in reductions in revenue as a result of lower consumer spending, which can lead to a reduction in advertising revenue.

Our fiscal year ends on March 31, 2016 and may be referred to herein as fiscal 2016.

RECENT DEVELOPMENTS AND MANAGEMENT ACTION PLANS

Recent Developments

Digital Initiatives

Our fully integrated print and digital sales team is comprised of more than 60 sales professionals, with a dozen digital brand champion sales staff across all the websites. We believe our structure is highly effective to respond to our advertisers' requests for integrated marketing solutions for combined print and digital, as well as digital-only programs. During the first quarter of fiscal 2016, our digital advertising revenue increased 66% over the comparable prior year period.

We have launched digital editions for all our brands on the following platforms: Next Issue Media, Apple, Google newsstand, Zinio, Amazon Kindle and Barnes & Noble's Nook.

Print Initiatives

The relaunch of Men's Fitness continues to attract new luxury goods advertisers. During the first quarter of fiscal 2016, total advertising revenues increased 26% for Men's Fitness as compared to the prior year period. Men's Fitness continues to attract new lifestyle advertisers in the first quarter of fiscal 2016, including Jeep, Eddie Bauer, LG, Neutrogena, USPS, Givenchy and Minute Rice.

The success of Men's Fitness allowed us to reposition Muscle & Fitness in the marketplace to fill the gap in fitness and training content that was left when Men's Fitness expanded its active lifestyle coverage. In addition to its current readers, the editorial for Muscle & Fitness also targets a new generation of fitness enthusiast by broadening the definition of what "fitness" really means. By expanding the editorial focus to include a wider range of fitness training, Muscle & Fitness attracts a wider audience at the newsstand. In addition, we have been able to capture advertising targeted at the fitness realm, but not limited to weight training, such as Nike and Reebok.

Wholesaler Disruption

Several of our wholesalers, including our former second-largest wholesaler, Source Interlink Companies ("Source"), ceased operations during fiscal 2015. Since then, we have transitioned the newsstand circulation to the two remaining major wholesalers. Though this transition had an adverse impact on single copy newsstand sales and liquidity during fiscal 2015 and into the first quarter of fiscal 2016, we are beginning to see a stabilization in the newsstand sales.

Management Action Plans for Cost Savings

We have developed and implemented management action plans that we expect will result in $25.5 million of cost savings in fiscal 2016 and $3.0 million of cost savings in fiscal 2017 (the "Management Action Plans"). These expense improvements were primarily from outsourcing technology and operating functions, digital content re-negotiations, print order efficiencies, editorial and advertising sales staff and expense reductions. We will realize the benefits from the Management Action Plans during fiscal 2016 and beyond.

RESULTS OF OPERATIONS

The following table provides a summary of our operating results for the three months ended June 30, 2015 and 2014 on a consolidated basis:

	Three Months Ended June 30,
(dollars in thousands)	2015	2014	% Change
Operating revenues:
Circulation	$36,162	$44,124	(18)%
Advertising	17,862	17,351	3%
Other	2,084	1,863	12%
Total operating revenues	56,108	63,338	(11)%
Operating expenses	51,063	59,182	(14)%
Operating income	5,045	4,156	21%
Other expense, net	(10,253)	(14,107)	(27)%
Loss from continuing operations before income tax provision (benefit)	(5,208)	(9,951)	(48)%
Income tax provision (benefit)	(29,272)	732	*
Net income (loss) from continuing operations	24,064	(10,683)	*
Loss from discontinued operations, net of taxes	—	(1,355)	*
Net income (loss)	24,064	(12,038)	*
Less: net loss attributable to the noncontrolling interest	6	70	(91)%
Net income (loss) attributable to American Media, Inc. and subsidiaries	$24,070	$(11,968)	*
* Represents an increase or decrease in excess of 100%.

Operating Revenues

For the three months ended June 30, 2015, total operating revenues decreased $7.2 million compared to the prior period primarily due to reduced circulation ($8.0 million), partially offset by increases in advertising ($0.5 million) and other revenues ($0.2 million). Circulation revenue has declined due to the 12.0% reduction in the celebrity magazine sector coupled with the industry-wide distribution disruption. Advertising revenue increased due to the improvements in digital advertising. Other revenues increased primarily due to certain non-recurring revenue streams related to our investments in affiliates.

The following table summarizes our operating revenues, by type, as a percentage of total operating revenues:

	Three Months Ended June 30,
	2015	2014
Circulation	64%	70%
Advertising	32%	27%
Other	4%	3%
Total	100%	100%

Circulation Revenue

Total circulation of our print publications with a frequency of six or more times per year, were approximately 3.2 million and 3.4 million copies per issue during the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, our print publications comprised approximately 24% of total U.S. and Canadian newsstand circulation for weekly publications that are audited by the Alliance for Audited Media.

Our circulation revenue represented 64% and 70% of our operating revenues during the three months ended June 30, 2015 and 2014, respectively, and is comprised of the following components:

	Three Months Ended June 30,
	2015	2014
Single Copy	77%	78%
Subscription	23%	22%
Total	100%	100%

As of June 30, 2015, our digital subscriptions represent 20% of our 2.1 million paid subscriptions, the highest percentage among our competitive set. Digital subscription revenue represented 1% and 3% of our circulation revenue during the three months ended June 30, 2015 and 2014, respectively.

Circulation revenue declined $8.0 million during the three months ended June 30, 2015, compared to the prior period due to the continued softness in the consumer magazine sector, coupled with the decline in the celebrity newsstand magazine market and the discontinuance and reduction of special one-time celebrity publications. Circulation revenue was further impacted during the first quarter of fiscal 2016 by the industry-wide disruption in our wholesaler channel due to the shutdown and bankruptcy of Source.

Advertising Revenue

Our advertising revenue represented 32% and 27% of our operating revenues during the three months ended June 30, 2015 and 2014, respectively. Our advertising revenue is generated from the following components:

	Three Months Ended June 30,
	2015	2014
Print	81%	88%
Digital	19%	12%
Total	100%	100%

Advertising revenue increased $0.5 million during the three months ended June 30, 2015, compared to the prior period due to higher digital advertising ($1.4 million), partially offset by lower print advertising revenue ($0.9 million). Print advertising revenue was negatively impacted by the decline in the consumer magazine sector coupled with the reduced frequency of certain publications and the transformation of advertising from print to digital.

Other Revenue

Our other revenue represented 4% and 3% of our operating revenues during the three months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015, other revenue increased $0.2 million due to certain non-recurring revenue streams related to our investments in affiliates.

Operating Expenses

The following table provides a summary of our operating expenses for the three months ended June 30, 2015 and 2014 on a consolidated basis:

	Three Months Ended June 30,		% Change
(dollars in thousands)	2015	2014
Operating Expenses:
Editorial	$5,920	$7,516	(21)%
Production	13,963	16,349	(15)%
Distribution, circulation and other costs	9,036	9,821	(8)%
Total cost of sales	28,919	33,686	(14)%
Selling, general and administrative	15,417	22,375	(31)%
Depreciation and amortization	6,727	3,121	*
Total operating expenses	$51,063	$59,182	(14)%

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

Our production costs, including paper and printing costs, accounted for approximately 27% and 28% of our total operating expenses for the three months ended June 30, 2015 and 2014, respectively.

Distribution, circulation and other costs consist primarily of postage and the cost of freight to our wholesalers and fulfillment companies for newsstand and subscription distribution. Our distribution, circulation and other cost of sales accounted for approximately 18% and 17% of our operating expenses for the three months ended June 30, 2015 and 2014, respectively.

Total Cost of Sales

Total cost of sales decreased during the three months ended June 30, 2015 compared to the prior period primarily due to planned expense reductions pursuant to the Management Action Plans in the following areas: $1.6 million in editorial expenses, $2.4 million in production expenses and $0.8 million in distribution and circulation.

Selling, General and Administrative

Selling, general and administrative costs decreased $7.0 million during the three months ended June 30, 2015 compared to the prior period primarily due to the decreases in wholesaler related bad debt ($4.1 million), the decrease in employee related expenses pursuant to the Management Action Plans ($1.4 million) and the reduction in accounting and legal fees ($0.3 million).

Depreciation and Amortization

Depreciation and amortization expenses, which are non-cash, increased $3.6 million during the three months ended June 30, 2015 compared to the prior period primarily due to the reclassification of certain tradenames from indefinite lived to finite lived.

Non-Operating Items

Interest Expense

Interest expense decreased $4.6 million during the three months ended June 30, 2015 when compared to the prior year period due to the reduction in the aggregate principal amount of senior secured notes outstanding.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs increased $0.4 million during the three months ended June 30, 2015 when compared to the prior year period due to the additional amortization associated with the reduction of outstanding senior secured notes.

Income Taxes

We recorded an income tax benefit of $29.3 million during the three months ended June 30, 2015 primarily due to the release of the valuation allowance of $27.1 million. This was a direct result of the reclassification of certain tradenames from indefinite lived to finite lived effective April 1, 2015.

Net Income (Loss) Attributable to American Media, Inc.

The $24.1 million of net income attributable to American Media, Inc. for the three months ended June 30, 2015 represents a $36.0 million improvement from the comparable prior year period. This improvement is primarily attributable to the $30.0 million decrease in the provision for income taxes coupled with the $4.6 million decrease in interest expense and the $0.9 million increase in operating income.

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

Our operating segments consist of the following brands in print and digital, as of June 30, 2015:

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

Financial Information Regarding Our Operating Segments

We use operating income (loss) as a primary basis for the chief operating decision maker to evaluate the performance of each of our operating segments and present operating income (loss) before impairment of goodwill and intangible assets, if any, to provide a consistent and comparable measure of our performance between periods. Management uses operating income (loss) before impairment of goodwill and intangible assets, if any, when communicating financial results to the board of directors, stockholders, debt holders and investors as well as when determining performance goals for executive compensation. Management believes this non-GAAP measure, although not a substitute for GAAP, improves comparability. Management also believes our stockholders, debt holders and investors use this measure as a gauge to assess the performance of their investment in the Company.

We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. Our calculations of operating income (loss) herein may be different from the calculations used by other companies, therefore comparability may be limited. The accounting policies for the operating segments are the same as those described in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report, specifically Note 2, "Summary of Significant Accounting Policies."

The following table summarizes our total operating revenues by segment:

	Three Months Ended June 30,		% Change
(dollars in thousands)	2015	2014
Segment operating revenues:
Celebrity Brands	$40,901	$46,847	(13)%
Men's Active Lifestyle	13,141	15,153	(13)%
Corporate and Other	2,066	1,338	54%
Total operating revenues	$56,108	$63,338	(11)%

Total operating revenues decreased $7.2 million, or 11%, during the three months ended June 30, 2015 due to the 12.0% decline in the celebrity magazine sector coupled with the industry-wide distribution disruption. This decline was partially offset by an increase in digital advertising. Other revenues increased primarily due to certain non-recurring revenue streams related to our investments in affiliates.

The following table summarizes the percentage of segment operating revenues:

	Three Months Ended June 30,
	2015	2014
Segment operating revenues:
Celebrity Brands	73%	74%
Men's Active Lifestyle	23%	24%
Corporate and Other	4%	2%
Total	100%	100%

The following table summarizes our segment operating income (loss):

	Three Months Ended June 30,
(dollars in thousands)	2015	2014	% Change
Operating income (loss):
Celebrity Brands	$13,238	$17,893	(26)%
Men's Active Lifestyle	2,827	3,693	(23)%
Corporate and Other	(11,020)	(17,430)	(37)%
Total operating income	$5,045	$4,156	21%

Total operating income increased $0.9 million during the three months ended June 30, 2015 primarily due to the $8.1 million decrease in operating expenses, partially offset by the $7.2 million decline in operating revenues previously mentioned.

Celebrity Brands Segment

The Celebrity Brands segment comprised 73% and 74% of our consolidated operating revenues during the three months ended June 30, 2015 and 2014, respectively.

Operating Revenues

Total operating revenues in the Celebrity Brands segment were $40.9 million for the three months ended June 30, 2015, representing a decrease of $5.9 million, or 13%, over the comparable prior year period. Circulation revenue declined $6.7 million, or 17%, due to a reduction in the celebrity newsstand sales primarily due to the 12% decline in the celebrity newsstand market; coupled with the industry-wide distribution disruption ($6.0 million) and a planned discontinuance of special one-time celebrity publications ($0.7 million). This was partially offset by an increase in digital advertising revenue from OKMagazine.com ($0.7 million).

Operating Income

The Celebrity Brands segment operating income decreased $4.7 million, or 26%, to $13.2 million during the three months ended June 30, 2015, compared to the prior period. This decline was caused by revenue shortfalls described above. Our Management Action Plans reduced costs by $4.0 million during the three months ended June 30, 2015, which was partially offset by an increase in amortization expenses ($2.7 million) due to the classification of certain tradenames from indefinite lived intangibles to finite lives of 15 years, effective April 1, 2015.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment represented 23% and 24% of our consolidated operating revenues during the three months ended June 30, 2015 and 2014, respectively.

Operating Revenues

Total operating revenues in the Men’s Active Lifestyle segment were $13.1 million for the three months ended June 30, 2015, a decrease of $2.0 million, or 13%, over the comparable prior year period. The decline in circulation ($1.0 million) and advertising revenues ($1.2 million) were due to one less issue of Muscle & Fitness published during the three months ended June 30, 2015; coupled with the discontinuance of unprofitable Men's Active Lifestyle titles in Australia, Italy, Holland and France. These declines were partially offset by the increase in digital advertising revenue in Men's Fitness ($0.6 million), due to a 43% increase in page views as of June 30, 2015 compared to prior year.

Operating Income

Operating income in the Men’s Active Lifestyle segment declined during the three months ended June 30, 2015 versus prior year by $0.9 million, or 23%, to $2.8 million. This decline was caused by the revenue shortfalls mentioned above. Our Management Action Plans reduced costs by $1.9 million during the three months ended June 30, 2015, which was partially offset by the increase in amortization expenses ($0.7 million) due to the classification of certain tradenames from indefinite lived intangibles to finite lives of 15 years, effective April 1, 2015.

Corporate and Other Segment

The Corporate and Other segment was 4% and 2% of our consolidated operating revenues during the three months ended June 30, 2015 and 2014, respectively.

Operating Revenues

Total operating revenues in the Corporate and Other segment were $2.1 million for the three months ended June 30, 2015, an increase of $0.7 million, or 54%, from the prior year. This increase was primarily due to certain non-recurring revenue streams related to our investments in affiliates ($1.6 million), partially offset by the decline in publishing services ($0.4 million) and international licensing ($0.3 million).

Operating Loss

Total operating loss decreased by $6.4 million, or 37%, to $11.0 million during the three months ended June 30, 2015, compared to the prior year period. This decrease was attributable to the reductions in operating expenses primarily due to the non-recurring wholesaler bad debt ($4.1 million), employee related expenses ($1.4 million), accounting and legal fees ($0.3 million); enhanced by a $0.7 million increase in operating revenue.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our operations have historically generated positive net cash flow from operating activities. Our primary sources of liquidity are cash on hand, cash generated from operations, amounts available under our revolving credit facility (the "Revolving Credit Facility") and cash interest savings from our recent debt reduction initiatives.

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

As of June 30, 2015, the Company had $6.2 million of cash, $5.8 million available pursuant to the Revolving Credit Facility, which matures in December 2016, and a working capital deficit of $27.1 million, of which approximately $27.4 million relates to deferred revenues. In addition to outstanding borrowings under the Revolving Credit Facility, there was $307.8 million principal amount of outstanding senior secured debt as of June 30, 2015. Over the next year, the cash interest payments due under these debt agreements are approximately $36.8 million and there are no scheduled principal payments due.

We expect that our current cash balances, cash generated from operating activities, availability under our Revolving Credit Facility and the cash interest savings from the recent debt reduction initiatives, should be sufficient to meet working capital, capital expenditures, debt service, and other cash needs for the next year.

Our level of indebtedness could have important consequences for the business and operations. See Item 1A, "Risk Factors" included in the 2015 Form 10-K, specifically, "Our substantial indebtedness and our ability to incur additional indebtedness could adversely affect our business, financial condition and result of operations."

Wholesaler Disruption

Several of our wholesalers, including our former second-largest wholesaler, Source Interlink Companies ("Source"), ceased operations during fiscal 2015. Since then, we have transitioned the newsstand circulation to the two remaining major wholesalers. Though this transition had an adverse impact on single copy newsstand sales and liquidity during fiscal 2015 and into the first quarter of fiscal 2016, we are beginning to see a stabilization in the newsstand sales. There can be no assurances that our revenue will not be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing our publications at the same rate or quantities previously purchased. See Item 1A, "Risk Factors" included in the 2015 Form 10-K, specifically, "Our circulation revenue consists of single copy sales distributed to retailers primarily by two wholesalers and the loss of either of these wholesalers could materially adversely affect our business and results of operations."

Cash Flow Summary

The following information has been derived from the accompanying unaudited condensed consolidated financial statements for the three months ended June 30, 2015 and 2014. Cash and cash equivalents increased by $2.7 million during the three months ended June 30, 2015. The change in cash and cash equivalents is as follows:

	Three Months Ended June 30,		Net Change
(in thousands)	2015	2014
Net income (loss)	$24,064	$(12,038)	$36,102
Non-cash items	(20,387)	17,249	(37,636)
Net change in operating assets and liabilities	(8,518)	3,730	(12,248)
Operating activities	(4,841)	8,941	(13,782)
Investing activities	(565)	(3,613)	3,048
Financing activities	7,932	6,600	1,332
Effects of exchange rates	214	102	112
Net increase in cash and cash equivalents	$2,740	$12,030	$(9,290)

Operating Activities

Cash (used in) or provided by operating activities is primarily driven by our non-cash items, changes in working capital and the impact of our results of operations. Non-cash items consist primarily of the provision (benefit) for income taxes, depreciation and amortization, amortization of deferred debt costs and deferred rack costs and provisions for doubtful accounts.

Net cash provided by operating activities decreased $13.8 million during the three months ended June 30, 2015 as compared to the same period in the prior year, primarily due to the $37.6 million net decrease in non-cash items coupled with the $12.2 million net change in operating assets and liabilities, partially offset by the $36.1 million increase in our results of operations.

Non-cash items decreased primarily due to the decrease in provision for income taxes of $32.9 million coupled with the decrease in non-cash payment-in-kind interest accretion of $4.8 million and the decrease in provision for doubtful account of $4.1 million, partially offset by the increase in depreciation and amortization of $3.4 million.

The net change in operating assets and liabilities is primarily due to the $19.9 million net change in accounts payable and accrued expenses and the $1.3 million net change in inventories resulting from our agreement to outsource paper purchases, partially offset by the net change in accrued interest of $6.0 million and the $1.9 million net change in trade receivables.

Investing activities

Net cash used in investing activities was $0.6 million and $3.6 million during the three months ended June 30, 2015 and 2014, respectively, a decline of $3.0 million due primarily to the decrease in purchases of property and equipment and intangible assets.

Financing activities

Net cash provided by financing activities for the three months ended June 30, 2015 was $7.9 million, an increase of $1.3 million, compared to $6.6 million during the three months ended June 30, 2014. The increase is primarily attributable to the $3.5 million increase in net borrowings under the Revolving Credit Facility, partially offset by the $2.1 million repurchase of certain senior secured notes.

Revolving Credit Facility and Senior Secured Notes

Revolving Credit Facility

The Company maintains a revolving credit facility which provides for borrowing up to $35.0 million, less outstanding letters of credit, which matures in December 2016 (the "Revolving Credit Facility").

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the Revolving Credit Facility has ranged from 8.00% to 8.25% during the three months ended June 30, 2015 and 2014. In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during the three months ended June 30, 2015 and 2014 were insignificant.

During the three months ended June 30, 2015, the Company borrowed $30.9 million and repaid $20.8 million under the Revolving Credit Facility. At June 30, 2015, the Company has available borrowing capacity of $5.8 million after considering the $24.8 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance at June 30, 2015 of $24.8 million is included in non-current liabilities, as the maturity date of the Revolving Credit Facility is December 2016.

The indebtedness under the Revolving Credit Facility is guaranteed by certain of the domestic subsidiaries of the Company and is secured by liens on substantially all the assets of the Company and certain of its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all the issued and outstanding shares of, or other equity interests in, certain of the Company's existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its existing or subsequently acquired or organized foreign subsidiaries.

Covenants

Our Revolving Credit Facility includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants in the Revolving Credit Facility includes financial maintenance covenants comprised of a first lien leverage ratio, a consolidated leverage ratio and an interest coverage ratio. The Revolving Credit Facility also contain certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. With respect to the dividend restrictions, the Revolving Credit Facility includes a cap on the total amount of cash available for distribution to our common stockholders.

Senior Secured Notes

First Lien Notes

In December 2010, we issued $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum, payable semi-annually, and mature in December 2017 (the "First Lien Notes").

During fiscal 2012, we redeemed $20.0 million in aggregate principal amount of First Lien Notes. During fiscal 2014, we repurchased approximately $2.3 million in aggregate principal amount of First Lien Notes. During fiscal 2015, the Company repurchased $55.5 million in aggregate principal amount of First Lien Notes. In addition, during fiscal 2015, the Company exchanged approximately $32.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, for approximately $39.0 million aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 7.0% per annum and mature in July 2020 (the "New Second Lien Notes"), pursuant to an exchange agreement (the "New Second Lien Notes Exchange Agreement"), as further described below. During the three months ended June 30, 2015, the Company repurchased approximately $2.0 million in aggregate principal amount of First Lien Notes, at a price equal to 105.9% of the aggregate principal amount thereof, plus accrued and unpaid interest, in the open market.

At June 30, 2015, the First Lien Notes represented an aggregate of $273.2 million of our indebtedness.

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

The First Lien Notes are guaranteed on a first lien senior secured basis by the same subsidiaries of the Company that guarantee our Revolving Credit Facility. The First Lien Notes and the guarantees thereof are secured by a first-priority lien on substantially all our assets (subject to certain permitted liens and exceptions), pari passu with the liens granted under our Revolving Credit Facility, provided that in the event of a foreclosure on the collateral or of insolvency proceedings, obligations under our Revolving Credit Facility will be repaid in full with proceeds from the collateral prior to the obligations under the First Lien Notes.

Second Lien Notes

In December 2010, we issued $104.9 million aggregate principal amounts of senior secured notes, which bear interest at a rate of 13.5% per annum, payable semi-annually and mature in June 2018 (the "Second Lien Notes"). In October 2013, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 10.0% per annum, are payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”), pursuant to an exchange agreement.

In September 2014, pursuant to the debt for equity exchange agreement with the Parent and the Investors, the Investors exchanged approximately $7.8 million aggregate principal amount of Second Lien Notes and all of the outstanding Second Lien PIK Notes, plus accrued and unpaid interest, for equity interest in the Parent. As a result, the Company's obligation under the Second Lien PIK Notes were satisfied in full. During fiscal 2015, the Company repurchased approximately $0.6 million in aggregate principal amount of Second Lien Notes.

At June 30, 2015, the Second Lien Notes represented an aggregate of $2.2 million of our indebtedness.

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

The Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our Revolving Credit Facility and the First Lien Notes. The Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

New Second Lien Notes

In January 2015, we issued approximately $39.0 million aggregate principal amount of New Second Lien Notes to the Investors, which bear interest at a rate of 7.0% per annum and mature in July 2020. Interest on the New Second Lien Notes is payable semi-annually on July 15th and January 15th of each year and is computed on the basis of a 360-day year comprised of twelve 30 day months. As described above, the New Second Lien Notes were issued in exchange for $32.0 million aggregate principal amount of First Lien Notes pursuant to the New Second Lien Notes Exchange Agreement. The New Second Lien Notes were issued under a new indenture (the “New Second Lien Notes Indenture”), by and among American Media, Inc., the guarantors parties thereto and the trustee. The New Second Lien Notes were issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

At June 30, 2015, the New Second Lien Notes represented an aggregate of $32.4 million of our indebtedness.

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

The New Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our Revolving Credit Facility, the First Lien Notes and the Second Lien Notes. The New Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

Covenant Compliance

As discussed above, our Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes contain various restrictive covenants.

With regard to the financial maintenance covenants, the first lien leverage ratio covenants must be equal to or less than 4.50 to 1.00 from April 1, 2015 through December 2016, the maturity date of the Revolving Credit Facility. The first lien leverage ratio is calculated as the Total First Lien Debt to Consolidated EBITDA (each as defined in the Revolving Credit Facility). The consolidated leverage ratio covenant is calculated as the Total Debt to Consolidated EBITDA (each as defined in the Revolving Credit Facility) and must be equal to or less than 4.75 to 1.00 from April 1, 2015 through September 30, 2015 and 5.50 to 1.00 from October 1, 2015 through December 2016. The interest coverage ratio covenant is calculated as the Consolidated EBITDA to Cash Interest Expense (each as defined in the Revolving Credit Facility) and must be equal to or greater than 1.50 to 1.00 from April 1, 2015 through December 2016.

As of June 30, 2015, the first lien leverage ratio was 4.20 to 1.00, the consolidated leverage ratio was 4.69 to 1.00 and the interest coverage ratio was 1.76 to 1.00 and the Company was in compliance with the covenants under the Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes.

Although there can be no assurances, management believes that, based on current expectations (including projected borrowings and repayments under the Revolving Credit Facility and our recent debt reductions), our operating results for the next twelve months will be sufficient to satisfy the financial covenants under the Revolving Credit Facility. Our ability to satisfy such financial covenant is dependent on our business performing in accordance with our projections.  If the performance of our business deviates from our projections, we may not be able to satisfy such financial covenants.  Our projections are subject to a number of factors, many of which are events beyond our control, which could cause our actual results to differ materially from our projections (see "Risk Factors" included in the 2015 Form 10-K). If we do not comply with our financial covenants, we would be in default under the Revolving Credit Facility, which could result in all our debt being accelerated due to cross-default provisions in the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes.

We have the ability to incur additional debt, subject to limitations imposed by our Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes. Under our Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our consolidated leverage ratio is less than 4.50 to 1.00.

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

Set forth below is a reconciliation of net income (loss) attributable to American Media, Inc. and subsidiaries to Adjusted EBITDA for the three and twelve month periods ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Twelve Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net income (loss) attributable to American Media, Inc. and subsidiaries	$24,070	$(11,968)	$8,911	$(64,343)
Add (deduct):
Interest expense	9,403	13,987	46,262	57,663
Provision (benefit) for income taxes	(29,272)	3,620	(64,160)	33,701
Depreciation and amortization	6,727	3,358	18,289	14,469
Impairment of goodwill and intangible assets	—	—	18,458	9,238
Amortization of deferred debt costs	850	434	4,427	1,714
Amortization of deferred rack costs	1,475	1,458	5,886	6,359
Amortization of short-term racks	1,926	2,055	8,453	8,601
Merger and related transaction(s) costs	—	—	4,755	—
Restructuring costs and severance	1,093	471	7,709	3,206
Loss on sale of publications	—	—	2,472	—
Costs related to launches and closures of publications	8	132	1,136	2,337
Restructuring costs related to divestiture of DSI	—	(15)	14	2,761
Adjustment for net losses of DSI	—	—	—	1,716
AMI share of costs and bad debt related to wholesaler shutdowns	523	3,872	5,003	8,924
Investment in new digital strategy	—	—	—	3,979
Pro forma adjustment related to investment in affiliates	—	312	—	1,815
Other	440	552	5,790	5,536
Adjusted EBITDA	$17,243	$18,268	$73,405	$97,676

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There have been no material changes in our contractual obligations since March 31, 2015.

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

Goodwill and Intangible Assets

There was no provision for impairment charges during the three months ended June 30, 2015 or 2014. The Company continues to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company's financial statements and impairment charges to the Company's goodwill or other identified intangible assets in future periods could be material to the Company's results of operations.

As of June 30, 2015, the reporting units in our Celebrity segment continue to be negatively impacted by the 12% decline in the celebrity newsstand market and the industry-wide disruption in our wholesaler channel coupled with the 12% decline in the consumer advertising market. While our current expectations have resulted in fair values of the reporting units in excess of carrying values, if our assumptions are not realized, it is possible that in the future additional impairment charges may be recorded and could be material to the consolidated financial statements. The Company will continue to monitor the recoverability of its remaining goodwill.

Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Form 10-K for a discussion of our critical accounting estimates.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Part I, Item 1, Note 2, "Significant Accounting Policies," in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report for a discussion regarding new accounting standards.

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

We generally manage our exposure to interest rate fluctuations through the use of a combination of fixed and variable rate debt. At June 30, 2015, we had $307.8 million outstanding in fixed rate debt. There are no earnings or liquidity risks associated with the Company’s fixed rate debt. Under the Revolving Credit Facility, we have $24.8 million outstanding in variable rate debt at June 30, 2015. The Company is subject to earnings and liquidity risks associated with the variable rate debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we have determined that, during the quarter ended June 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below, there are no material changes to the pending legal proceedings disclosed in our 2015 Form 10-K, under the heading Part I, Item 3, "Legal Proceedings."

Anderson Litigation

A hearing before the Federal District Court for the Southern District of New York was held on July 22, 2015 regarding the pending motions for summary judgment and to strike certain proposed expert testimony.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our 2015 Form 10-K, under the heading Part I, Item 1A, "Risk Factors."

Item 6. Exhibits.

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA, INC.

Dated:	August 14, 2015	by:	/s/ David J. Pecker
David J. Pecker
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	August 14, 2015	by:	/s/ Christopher V. Polimeni
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
The following materials from American Media Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Stockholders' Deficit, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*		Filed herewith.
**		Furnished herewith.