Form 10-Q
period 2015-09-30
AMERICAN MEDIA INC
filed 2015-11-16
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There is no public market for the registrant’s common stock. The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of October 31, 2015 was 100.

AMERICAN MEDIA, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended September 30, 2015

American Media, Inc. and its consolidated subsidiaries are referred to in this Quarterly Report on Form 10-Q (this "Quarterly Report") as American Media, AMI, the Company, we, our and us.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report for the fiscal quarter ended September 30, 2015 contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements relate to our current beliefs regarding future events or our future operating or financial performance. By their nature, forward-looking statements involve risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.

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

•	changes in discretionary consumer spending patterns;

•	any disruption in the distribution of our magazines through wholesalers;

•	any loss of one or more of our key vendors or key advertisers;

•	changes in the price of fuel, paper, ink and postage;

•	the effects of possible credit losses;

•	whether we decide to engage in acquisitions, enter into partnerships and joint ventures or execute publishing services agreements in the future;

•	our ability to attract and retain experienced and qualified personnel;

•	adverse results in litigation matters or any regulatory proceedings;

•	any future impairment of our goodwill or other identified intangible assets;

•	the potential effects of threatened or actual terrorist attacks or other acts of violence, war or civil unrest;

•	our ability to maintain an effective system of internal controls over financial reporting;

•	unforeseen increases in employee benefit costs; and

•	changes in accounting standards.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	September 30, 2015	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($2,199 and $880 related to VIEs, respectively)	$3,323	$3,452
Trade receivables, net of allowance for doubtful accounts of $3,314 and $3,281, respectively ($1 related to VIEs)	21,135	39,412
Inventories ($40 and $95 related to VIEs, respectively)	61	873
Prepaid expenses and other current assets ($1,378 and $198 related to VIEs, respectively)	18,143	11,356
Total current assets	42,662	55,093
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	3,660	3,801
Furniture, fixtures and equipment	42,372	43,979
Less – accumulated depreciation	(33,310)	(30,230)
Total property and equipment, net ($18 and $25 related to VIEs, respectively)	12,722	17,550
OTHER ASSETS:
Deferred debt costs, net	5,194	6,383
Deferred rack costs, net	4,797	4,824
Investments in affiliates	1,056	803
Other long-term assets	3,074	3,193
Total other assets	14,121	15,203
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	153,998	153,998
Other identified intangibles, net of accumulated amortization of $131,307 and $122,791, respectively ($6,000 related to VIEs)	216,605	224,181
Total goodwill and other identified intangible assets, net	370,603	378,179
TOTAL ASSETS	$440,108	$466,025
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ($3 and $43 related to VIEs, respectively)	$9,448	$15,781
Accrued expenses and other liabilities ($916 and $194 related to VIEs, respectively)	34,120	44,015
Accrued interest	10,078	10,075
Deferred revenues ($0 and $589 related to VIEs, respectively)	23,588	26,734
Total current liabilities	77,234	96,605
NON-CURRENT LIABILITIES:
Senior secured notes, net	308,053	309,569
Revolving credit facility	13,800	14,700
Other non-current liabilities	8,677	8,352
Deferred income taxes	43,409	70,747
Total liabilities	451,173	499,973
COMMITMENTS AND CONTINGENCIES (see Note 11)
Redeemable noncontrolling interests (see Note 9)	4,000	3,000
STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 100 shares authorized, issued and outstanding as of September 30, 2015 and March 31, 2015, respectively	—	—
Additional paid-in capital	945,037	945,037
Accumulated deficit	(959,709)	(981,593)
Accumulated other comprehensive loss	(393)	(392)
Total stockholders' deficit	(15,065)	(36,948)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$440,108	$466,025

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Circulation	$38,085	$38,897	$74,247	$83,021
Advertising	16,023	14,149	33,885	31,500
Other	7,824	8,426	9,908	10,289
Total operating revenues	61,932	61,472	118,040	124,810
OPERATING EXPENSES:
Editorial	7,245	7,468	13,165	14,984
Production	15,818	20,196	29,781	36,545
Distribution, circulation and other costs	8,638	10,369	17,674	20,190
Selling, general and administrative	14,637	22,621	30,054	44,996
Depreciation and amortization	6,618	2,917	13,345	6,038
Impairment of goodwill and intangible assets	—	18,458	—	18,458
Total operating expenses	52,956	82,029	104,019	141,211
OPERATING INCOME (LOSS)	8,976	(20,557)	14,021	(16,401)
OTHER EXPENSES:
Interest expense	(10,297)	(13,812)	(19,700)	(27,799)
Amortization of deferred debt costs	(866)	(1,623)	(1,716)	(2,057)
Other income (expense)	(39)	(15)	(39)	299
Total other expenses, net	(11,202)	(15,450)	(21,455)	(29,557)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,226)	(36,007)	(7,434)	(45,958)
INCOME TAX BENEFIT	(1,032)	(5,879)	(30,304)	(5,147)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,194)	(30,128)	22,870	(40,811)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	1,351	—	(4)
NET INCOME (LOSS)	(1,194)	(28,777)	22,870	(40,815)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(992)	(1,285)	(986)	(1,215)
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,186)	$(30,062)	$21,884	$(42,030)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
NET INCOME (LOSS)	$(1,194)	$(28,777)	$22,870	$(40,815)
Foreign currency translation adjustment	—	(66)	(1)	(48)
Comprehensive income (loss)	(1,194)	(28,843)	22,869	(40,863)
Less: comprehensive income attributable to noncontrolling interests	(992)	(1,285)	(986)	(1,215)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,186)	$(30,128)	$21,883	$(42,078)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share information)

	Six Months Ended September 30, 2015
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Total	capital	deficit	loss	deficit
BALANCE, BEGINNING OF PERIOD	100	$—	$945,037	$(981,593)	$(392)	$(36,948)
Net income	—	—	—	21,884	—	21,884
Foreign currency translation	—	—	—	—	(1)	(1)
BALANCE, END OF PERIOD	100	$—	$945,037	$(959,709)	$(393)	$(15,065)

	Six Months Ended September 30, 2014
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Total	capital	deficit	loss	deficit
BALANCE, BEGINNING OF PERIOD	10,000,000	$1	$822,723	$(954,466)	$(231)	$(131,973)
Net loss	—	—	—	(42,030)	—	(42,030)
Foreign currency translation	—	—	—	—	(48)	(48)
Issuance of common stock	1,172,250	—	205	—	—	205
Retirement of common stock	(11,172,150)	(1)	1	—	—	—
Debt for equity conversion, net of expenses	—	—	121,535	—	—	121,535
Capital contribution	—	—	573	—	—	573
BALANCE, END OF PERIOD	100	$—	$945,037	$(996,496)	$(279)	$(51,738)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$22,870	$(40,815)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,345	6,548
Impairment of goodwill and intangible assets	—	18,458
Amortization of deferred debt costs	1,716	2,057
Amortization of deferred rack costs	2,703	2,793
Deferred income tax benefit	(31,039)	(2,537)
Non-cash payment-in-kind interest accretion	—	4,809
Provision for doubtful accounts	8	5,805
Other	(147)	1,727
Changes in operating assets and liabilities:
Trade receivables	18,269	7,768
Inventories	812	8,117
Prepaid expenses and other current assets	(3,087)	(6,972)
Deferred rack costs	(2,676)	(2,216)
Other long-term assets	119	217
Accounts payable	(6,330)	87
Accrued expenses and other liabilities	(9,831)	7,299
Accrued interest	3	(680)
Other non-current liabilities	325	(502)
Deferred revenues	(3,146)	12,507
Total changes in operating assets and liabilities	(5,542)	25,625
Net cash provided by operating activities	3,914	24,470
INVESTING ACTIVITIES
Purchases of property and equipment	(90)	(5,114)
Purchases of intangible assets	(861)	(2,167)
Other	18	9
Net cash used in investing activities	(933)	(7,272)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	33,400	28,300
Repayments to revolving credit facility	(34,300)	(49,700)
Proceeds from issuance of senior secured notes	—	12,500
Senior secured notes repurchases	(2,000)	—
Capital contribution	—	573
Costs incurred in restructuring	—	(4,315)
Redemption premium payment	(118)	—
Payment of debt costs	(43)	—
Payments to noncontrolling interest holders of Olympia	(50)	—
Net cash used in financing activities	(3,111)	(12,642)
Effect of exchange rate changes on cash	1	(26)
Net (decrease) increase in cash and cash equivalents	(129)	4,530
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,452	3,030
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,323	$7,560

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-cash debt for equity exchange	$—	$123,960

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

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

In January 2015, we sold our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment, for approximately $60 million in cash plus an earn-out of up to $60 million. See Note 10, "Dispositions" for further information. After giving effect to the divestiture of our Women's Active Lifestyle segment, the Company operates and reports financial and operating information in the following two segments: Celebrity Brands and Men's Active Lifestyle. The Company also provides general corporate services to its segments which is reported as a third, non-operating segment, Corporate and Other. See Note 12, "Business Segment Information" for further information regarding the Company's reporting segments.

As of September 30, 2015, we own and operate a diversified portfolio of 10 publications; National Enquirer, Star, Globe, National Examiner, OK! and Soap Opera Digest are published weekly; Men's Fitness, Muscle & Fitness and Flex are published 10 times per year and Muscle & Fitness Hers is published bi-monthly. Total circulation of these print publications were approximately 3.2 million copies per issue during six months ended September 30, 2015.

Our fiscal year ends on March 31, 2016 and may be referred to herein as fiscal 2016.

Liquidity

The Company is highly leveraged. As of September 30, 2015, the Company had approximately $321.9 million of outstanding indebtedness, consisting of $308.1 million of senior secured notes and $13.8 million under the revolving credit facility.

Over the next year, the cash interest payments due under the Company's debt agreements are approximately $35.9 million and there are no scheduled principal payments due. As of September 30, 2015, the Company has $3.3 million of cash and $16.8 million available for borrowing pursuant to the revolving credit facility. The Company's revolving credit facility matures in December 2016.

Several of our smaller wholesalers, including the second-largest wholesaler, Source Interlink Distribution ("Source"), ceased operations during fiscal 2015. Since then we have transitioned the previous wholesalers' newsstand distribution to the two remaining major wholesalers. This transition had an immediate adverse impact on single copy newsstand sales and liquidity during fiscal 2015 and into the first half of fiscal 2016.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventory write-downs during the six months ended September 30, 2015 and 2014 were insignificant.

The Company is party to a long-term paper supply and purchasing agreement pursuant to which a third party manages all aspects of the Company's raw material paper inventory. As a result, the Company does not maintain raw material paper inventory. The finished product inventory, comprised of paper, production and distribution costs of future issues totaled $0.1 million and $0.9 million, respectively, at September 30, 2015 and March 31, 2015.

Concentrations

We rely on wholesalers for the retail distribution of our magazines. Several of our smaller wholesalers, including the second-largest wholesaler, Source, ceased operations during fiscal 2015. A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business. As of September 30, 2015, single copy revenues consisted of copies distributed to retailers primarily by two major wholesalers.

During the six months ended September 30, 2015 and 2014, The News Group accounted for approximately 26% and 21%, respectively, of our total operating revenues and The Hudson Group accounted for approximately 6% and 5%, respectively, of our total operating revenues. We have multi-year service arrangements with our major wholesalers, which provide incentives to maintain certain levels of service.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) ("ASU 2015-03"), which requires the presentation of debt issuance costs to be reflected as a reduction from the face amount of the related debt, with amortization recorded as interest expense, rather than recording as a deferred asset. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, and requires retrospective application. The Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial position, results of operations or cash flows, although it will change the financial statement classification of the deferred debt cost. As of September 30, 2015 and March 31, 2015, the Company had $5.2 million and $6.4 million of net deferred debt costs, respectively, included on the consolidated balance sheets. Under the new guidance, the net deferred debt costs would offset the carrying amount of the respective debt on the consolidated balance sheets.

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

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement.

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

Note 3 - Goodwill and Other Identified Intangible Assets

Goodwill

As of September 30, 2015 and March 31, 2015, the Company had goodwill with a carrying value of $154.0 million. The gross carrying amount and accumulated impairment losses of goodwill, as of September 30, 2015 and March 31, 2015, by reportable segment are as follows (in thousands):

	Celebrity Brands	Men's Active Lifestyle Group	Corporate and Other	Total
Goodwill	$428,518	$112,296	$18,190	$559,004
Accumulated impairment losses	(304,595)	(89,336)	(11,075)	(405,006)
Goodwill, net of impairment losses	$123,923	$22,960	$7,115	$153,998

Other Identified Intangible Assets

Other identified intangible assets are comprised of the following (in thousands):

	Range of lives (in years)	September 30, 2015	March 31, 2015
Intangible assets subject to amortization:
Tradenames	15 - 27	$220,527	$46,166
Subscriber lists	3 - 15	32,702	32,702
Customer relationships	5 - 10	2,300	2,300
Other intangible assets	3	8,573	7,620
Total gross intangible assets subject to amortization		264,102	88,788
Accumulated amortization		(53,497)	(44,970)
Total net intangible assets subject to amortization		210,605	43,818
Intangible assets not subject to amortization	Indefinite	6,000	180,363
Total other identified intangible assets, net		$216,605	$224,181

Effective April 1, 2015, certain tradenames with a net carrying value totaling approximately $174.4 million that were previously assigned indefinite lives have been assigned finite lives of 15 years. During the six months ended September 30, 2015, the amortization expense of these tradenames totaled approximately $5.8 million.

Amortization expense of intangible assets was $8.5 million and $1.6 million during the six months ended September 30, 2015 and 2014, respectively. Based on the carrying value of identified intangible assets recorded at September 30, 2015, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2016	$8,565
2017	16,043
2018	15,133
2019	14,617
2020	14,501
Thereafter	141,746
$210,605

Impairments

The Company did not record any impairment charges during the six months ended September 30, 2015. The Company continues to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company's financial statements and impairment charges to the Company's goodwill or other identified intangible assets in future periods could be material to the Company's results of operations.

During an evaluation of goodwill and other identified intangible assets at September 30, 2014, the Company determined that indicators were present in certain reporting units which would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily due to the continuing softness in the U.S. economy, which impacted consumer spending, including further declines in certain advertising markets, resulting in lowered future cash flow projections.

As a result, an interim impairment test of goodwill and other indefinite-lived intangible assets was performed as of September 30, 2014 for certain reporting units in accordance with FASB Accounting Standards Codification (“ASC”) Topic No. 350, “Goodwill and Other Intangible Assets” (“ASC 350”). Impairment testing for goodwill is a two-step process. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of the impairment charge, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill and an impairment charge is recorded for the difference. Impairment testing for indefinite-lived intangible assets, consisting of tradenames, compares the fair value of the tradename to the carrying value and an impairment charge is recorded for any excess carrying value over fair value.

The evaluation performed, as of September 30, 2014, resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the estimated fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of $8.9 million and $8.5 million to reduce the carrying value of goodwill and tradenames, respectively, during the quarter ended September 30, 2014.

Note 4 - Revolving Credit Facility

The Company maintains a revolving credit facility that provides for borrowing up to $35.0 million, less outstanding letters of credit, which matures in December 2016 (the "Revolving Credit Facility"), of which the Investors became a lending party thereto in March 2015. The Investors commitment is approximately 42% of the Revolving Credit Facility.

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the Revolving Credit Facility has ranged from 8.00% to 8.25% during the six months ended September 30, 2015 and 2014. In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during the six months ended September 30, 2015 and 2014 were insignificant.

During the six months ended September 30, 2015, the Company borrowed $33.4 million and repaid $34.3 million under the Revolving Credit Facility. At September 30, 2015, the Company has available borrowing capacity of $16.8 million after considering the $13.8 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance at September 30, 2015 of $13.8 million is included in non-current liabilities, as the maturity date of the Revolving Credit Facility is December 2016.

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

With regard to the financial maintenance covenants, the first lien leverage ratio covenant must be equal to or less than 4.50 to 1.00 from April 1, 2015 through December 2016. The consolidated leverage ratio covenant must be equal to or less than 4.75 to 1.00 from April 1, 2015 through September 30, 2015 and 5.50 to 1.00 from October 1, 2015 through December 2016. The interest coverage ratio must be equal to or greater than 1.50 to 1.00 from April 1, 2015 through December 2016.

As of September 30, 2015, the Company was in compliance with its covenants under the Revolving Credit Facility.

Although there can be no assurances, management believes that, based on current expectations (including expected borrowings and repayments under the Revolving Credit Facility), its operating results for fiscal 2016 will be sufficient to satisfy the financial covenants under the Revolving Credit Facility. The Company’s ability to satisfy the financial covenants is dependent on the business performing in accordance with its expectations.  If the performance of the Company’s business deviates significantly from its expectations, the Company may not be able to satisfy such financial covenants.  The Company's expectations are subject to a number of factors, many of which are events beyond its control, which could cause its actual results to differ materially from its expectations. If the Company does not comply with its financial covenants, the Company will be in default under the Revolving Credit Facility.

Note 5 - Senior Secured Notes

Our senior secured notes are comprised of the first lien notes, the second lien notes and the new second lien notes and are collectively referred to herein as the "Senior Secured Notes" and consisted of the following (in thousands):

	September 30, 2015	March 31, 2015
First Lien Notes	$273,175	$275,175
Second Lien Notes	2,198	2,198
New Second Lien Notes	39,024	39,024
Unamortized discount	(6,344)	(6,828)
Total debt obligations	308,053	309,569
Less: current portion of long-term debt	—	—
Noncurrent debt obligations	$308,053	$309,569

The future maturities of the Senior Secured Notes as of September 30, 2015 are as follows (in thousands):

Fiscal Year	Amount
2016	$—
2017	—
2018	273,175
2019	2,198
2020	—
Thereafter	39,024
Total future maturities	314,397
Unamortized discount	(6,344)
Total debt obligations	$308,053

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

Under the First Lien Notes Indenture, the Company has the option to redeem the First Lien Notes, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

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

Under the Second Lien Notes Indenture, the Company has the option to redeem the Second Lien Notes, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

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

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

		September 30, 2015		March 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
First Lien Notes	Level 2	$273,175	$281,370	$275,175	$282,742
Second Lien Notes	Level 2	2,198	2,288	2,198	2,337
New Second Lien Notes	Level 2	32,680	23,489	32,196	33,655

The fair value of the First Lien Notes, the Second Lien Notes and the New Second Lien Notes is estimated using quoted market prices for the same or similar issues.

As of September 30, 2015 and March 31, 2015, the Company did not have financial assets or liabilities that would require measurement on a recurring basis, based on the guidance in ASC 820. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and the Revolving Credit Facility. The carrying amount of these accounts approximates fair value.

Assets measured at fair value on a nonrecurring basis

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. The Company did not record any impairment charges during the six months ended September 30, 2015. During an evaluation of goodwill and other identified intangible assets at September 30, 2014, the carrying value of goodwill and tradenames for certain reporting units exceeded fair value. See Note 3, "Goodwill and Other Identified Intangible Assets," for further discussion on measuring the Company's non-financial assets, specifically goodwill and tradenames.

Note 7 - Income Taxes

The asset and liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company's valuation allowance related to its deferred tax assets, which was $27.1 million at March 31, 2015, was released during the first quarter of fiscal 2016 based on the weight of positive evidence that the deferred tax assets will be realized due to the reclassification of certain tradenames from indefinite-lived to finite-lived, effective April 1, 2015. In the past, the Company's deferred tax liabilities related to indefinite-lived intangible assets were not considered a future source of income to support the realization of deferred tax assets within the net operating loss carryforward period.

Note 8 - Related Party Transactions

As discussed in Note 5, "Senior Secured Notes," during the first quarter of fiscal 2016, the Company repurchased approximately $2.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, in the open market from the Investors.

Mr. Elkins, a former member of our Board of Directors provided certain financial advisory services to the Company through Roxbury Advisory, LLC ("Roxbury"), a company controlled by Mr. Elkins, while he was a member of our Board of Directors. In August 2014, the consulting agreement between Roxbury and the Company was terminated. Payments for the services received from Roxbury totaled $50,000 during six months ended September 30, 2014 and the Company had no outstanding payables to Roxbury at September 30, 2015 or March 31, 2015.

Note 9 - Investments in Affiliates and Redeemable Noncontrolling Interests

Consolidated Joint Ventures

Mr. Olympia, LLC

In April 2005, the Company entered into a limited liability company agreement to form a joint venture, Mr. Olympia, LLC (“Olympia”), to manage and promote the Mr. Olympia fitness events. At any time prior to October 2019, the Company could be required to purchase all the limited liability company units, from the other limited liability company member, for a fixed price of $3.0 million cash (the "Olympia Put Option"). Any time from October 2019 through April 2020, the Company could require the other limited liability company member to sell, to the Company, all its limited liability company units for $3.0 million cash (the “Olympia Call Option”).

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

Effective September 2015, the Company and the other limited liability company member agreed that the distributions made, by Olympia, to the other limited liability company member would be $1.0 million per year, without deduction or offset, and would represent the only distribution payments to which the other limited liability company member would be entitled to as a member of Olympia. Olympia's net income attributable to noncontrolling interests during the three and six months ended September 30, 2015 was $1.0 million and during the three and six months ended September 30, 2014 was $1.3 million.

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

The operating results of ZAM were insignificant to the Company's unaudited condensed consolidated financial statements during the three and six months ended September 30, 2015 and 2014.

Redeemable Noncontrolling Interests

The following table reconciles equity attributable to the redeemable noncontrolling interests (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of year	$3,000	$3,000	$3,000	$3,000
Net income attributable to noncontrolling interests	1,000	1,259	1,000	1,259
Balance, end of year	$4,000	$4,259	$4,000	$4,259

Unconsolidated Joint Ventures

We have other joint ventures that we do not consolidate as we lack the power to direct the activities that significantly impact the economic performance of these entities. The Company's investments in affiliates are carried at the fair value of the investment consideration at the date acquired, plus the Company's equity in undistributed earnings from that date. Unless otherwise disclosed below, the operating results of our unconsolidated joint ventures were insignificant to the Company's unaudited condensed consolidated financial statements during the three and six months ended September 30, 2015 and 2014.

Radar Online, LLC

In October 2008, the Company entered into a limited liability company agreement to form Radar Online, LLC, a joint venture ("Radar"), to manage Radar Online, a website focusing on celebrity and entertainment news. Though the Company owns 50% of Radar and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Radar using the equity method. The operating results of Radar were insignificant to the Company’s unaudited condensed consolidated financial statements for the six months ended September 30, 2015 and 2014. The management fees receivable from Radar totaled $2.0 million and $1.9 million as of September 30, 2015 and March 31, 2015, respectively, and is presented within other long-term assets in the accompanying unaudited condensed consolidated financial statements.

Select Media Services, LLC

In September 2013, the Company contributed substantially all of its assets comprising the Company's distribution and merchandising businesses operated by In Store Services, Inc., formerly known as Distribution Services, Inc. ("DSI"), a wholly-owned subsidiary of American Media, Inc., and $2.3 million in cash in exchange for a 27.5% membership interest in Select Media Services, LLC, a joint venture ("Select"), which operates as a merchandising and in-store services business. Though the Company can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Select using the equity method.

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

In June 2015, the Company's participation interest in Select was modified and Select redeemed the Company's interest in Select for approximately $1.7 million, which is reflected in other revenues in the accompanying unaudited condensed consolidated financial statements. The proceeds were received in July 2015.

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

Discontinued Operations

Net revenue, pre-tax income from discontinued operations, income tax (benefit) provision and income (loss) from discontinued operations, net of income taxes are as follows, in thousands:

	Three Months Ended	Six Months Ended
	September 30, 2014
Net revenue	$12,715	$27,631
Pre-tax income from discontinued operations	1,338	2,872
Income tax (benefit) provision	(13)	2,876
Income (loss) from discontinued operations, net of income taxes	$1,351	$(4)

Note 11 - Commitments and Contingencies

Litigation

On March 10, 2009, Anderson News, L.L.C. and Anderson Services, L.L.C., magazine wholesalers (collectively, “Anderson”), filed a lawsuit against American Media, Inc., DSI (now known as In-Store Services, Inc.), and various magazine publishers, wholesalers and distributors in the Federal District Court for the Southern District of New York (the “Anderson Action”). Anderson's complaint alleged that the defendants violated Section 1 of the Sherman Act by engaging in a purported industry-wide conspiracy to boycott Anderson and drive it out of business. Plaintiffs also purported to assert claims for defamation, tortious interference with contract and civil conspiracy. The complaint did not specify the amount of damages sought. On August 2, 2010, the District Court dismissed the action in its entirety with prejudice and without leave to replead and, on October 25, 2010, denied Anderson's motion for reconsideration of the dismissal decision. Anderson appealed the District Court's decisions

On April 3, 2012, the Second Circuit issued a decision reversing the dismissal of the lawsuit and reinstating the antitrust and state law claims (except the defamation claim, which Anderson withdrew), and, on January 7, 2013, the United States Supreme Court declined to review the Second Circuit decision. Following the Second Circuit decision, the case has been proceeding in the District Court and the parties engaged in discovery. On February 14, 2014, American Media, Inc. filed an amended answer and counterclaim in the Anderson Action asserting an antitrust claim against Anderson News. L.L.C. and Charles Anderson, Jr. based on the same events as Anderson’s claims. Two other defendants also filed the same counterclaim. Fact discovery was completed in May 2014 and expert discovery was completed in October 2014. Anderson submitted an expert report calculating that damages are approximately $470 million, which would be subject to trebling should Anderson prevail against the defendants in the lawsuit. Defendants, including American Media, Inc. and DSI, also have submitted an expert report on damages, which opines that, separate and apart from the question of liability, Anderson has suffered no damages.

On December 15, 2014, the parties in the Anderson Action filed motions for summary judgment and to strike certain proposed expert testimony. On August 20, 2015, the District Court granted the summary judgment filed by American Media, Inc., DSI and the other defendants, dismissing all of Anderson’s claims against defendants, and granted in part the motions to strike certain of Anderson’s proposed expert testimony. The court also granted summary judgment dismissing the counterclaims filed by American Media, Inc. and the two other defendants, but did not grant Anderson’s motion to strike defendants’ expert testimony. On August 25, 2015, Anderson filed its notice of appeal of the District Court’s decision granting defendants’ motions. On September 15, 2015, American Media, Inc. filed its notice of appeal of the District Court’s decision granting the motion for summary judgment dismissing the counterclaim.

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

In an order of the Delaware bankruptcy court, entered on November 14, 2011, American Media, Inc. and four other creditors (collectively, the “Creditors”), which also are defendants in the Anderson Action, were granted the right to file lawsuits against Anderson insiders asserting Anderson's claims identified by the examiner. The Creditors' retention of counsel to pursue the claims on a contingency fee basis was also approved. On November 14, 2011, pursuant to this order, a complaint was filed against 10 defendants. After a temporary stay of discovery pending conclusion of fact discovery in the Anderson Action, discovery in the bankruptcy action proceeded. On December 12, 2014, defendants in the adversary action moved for partial summary judgment seeking dismissal of certain of the Creditors’ claims. The motion was denied on June 11, 2015.

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

Segment information for the three and six months ended September 30, 2015 and 2014 and the assets employed as of September 30, 2015 and March 31, 2015 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Operating revenues
Celebrity Brands	$43,033	$42,763	$83,934	$89,610
Men's Active Lifestyle Group	18,556	17,495	31,697	32,648
Corporate and Other	343	1,214	2,409	2,552
Total operating revenues	$61,932	$61,472	$118,040	$124,810

Operating income (loss)
Celebrity Brands	$15,353	$12,858	$28,591	$30,751
Men's Active Lifestyle Group	5,697	(13,566)	8,524	(9,873)
Corporate and Other	(12,074)	(19,849)	(23,094)	(37,279)
Total operating income (loss)	$8,976	$(20,557)	$14,021	$(16,401)

Depreciation and amortization
Celebrity Brands	$3,287	$399	$6,569	$957
Men's Active Lifestyle Group	964	275	1,927	528
Corporate and Other	2,367	2,243	4,849	4,553
Total depreciation and amortization	$6,618	$2,917	$13,345	$6,038

Impairment of goodwill and intangible assets
Men's Active Lifestyle Group	$—	$17,403	$—	$17,403
Corporate and Other	—	1,055	—	1,055
Total impairment of goodwill and intangible assets	$—	$18,458	$—	$18,458

Amortization of deferred rack costs
Celebrity Brands	$1,211	$1,226	$2,680	$2,586
Men's Active Lifestyle Group	17	10	23	28
Total amortization of deferred rack costs	$1,228	$1,236	$2,703	$2,614

Total Assets	September 30, 2015	March 31, 2015
Celebrity Brands	$317,059	$330,850
Men's Active Lifestyle Group	86,320	86,775
Corporate and Other (1)	36,729	48,400
Total assets	$440,108	$466,025

(1) Amounts are primarily comprised of inventories, prepaid expenses, property and equipment, deferred debt costs and certain other assets.

Geographic Data

The Company operates principally in two geographic areas, the United States of America and Europe. There were no significant transfers between geographic areas during the three and six months ended September 30, 2015 and 2014. The following tables present revenue by geographic area for the three and six months ended September 30, 2015 and 2014 and the assets employed as of September 30, 2015 and March 31, 2015 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Operating revenues:
United States of America	$60,383	$58,710	$114,904	$119,017
Europe	1,549	2,762	3,136	5,793
Total operating revenues	$61,932	$61,472	$118,040	$124,810

	September 30, 2015	March 31, 2015
Assets:
United States of America	$432,843	$458,197
Europe	7,265	7,828
Total assets	$440,108	$466,025

Note 13 - Capital Structure

The Company has authorized 100 shares of $0.0001 par value common stock. At September 30, 2015, there were 100 shares of common stock issued and outstanding. As discussed in Note 1, "Nature of the Business," the Company is a wholly-owned subsidiary of the Parent, which is controlled by the Investors pursuant to the Merger.

We did not make any dividend payments during the six months ended September 30, 2015 and 2014, and we do not anticipate paying any dividends on our common stock in the foreseeable future. The terms of our Revolving Credit Facility restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends. With respect to the dividend restriction, the Revolving Credit Facility and the indentures governing the Senior Secured Notes include a cap on the total amount of cash available for distribution to our common stockholders.

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,033	$1,290	$—	$3,323
Trade receivables, net	—	20,460	675	—	21,135
Inventories	—	—	61	—	61
Prepaid expenses and other current assets	—	22,082	1,548	(5,487)	18,143
Total current assets	—	44,575	3,574	(5,487)	42,662
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,660	—	—	3,660
Furniture, fixtures and equipment	—	42,332	40	—	42,372
Less – accumulated depreciation	—	(33,288)	(22)	—	(33,310)
Total property and equipment, net	—	12,704	18	—	12,722
OTHER ASSETS:
Deferred debt costs, net	5,194	—	—	—	5,194
Deferred rack costs, net	—	4,797	—	—	4,797
Investments in affiliates	610,545	(634)	—	(608,855)	1,056
Other long-term assets	—	3,074	—	—	3,074
Due from affiliates	—	303,005	—	(303,005)	—
Total other assets	615,739	310,242	—	(911,860)	14,121
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	149,488	4,510	—	153,998
Other identified intangibles, net	—	210,605	6,000	—	216,605
Total goodwill and other identified intangible assets	—	360,093	10,510	—	370,603
TOTAL ASSETS	$615,739	$727,614	$14,102	$(917,347)	$440,108

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable
Accounts payable	$—	$9,287	$161	$—	$9,448
Accrued expenses and other liabilities	—	35,505	4,405	(5,790)	34,120
Accrued interest	10,078	—	—	—	10,078
Deferred revenues	—	23,303	285	—	23,588
Total current liabilities	10,078	68,095	4,851	(5,790)	77,234
NON-CURRENT LIABILITIES:
Senior secured notes	308,053	—	—	—	308,053
Revolving credit facility	13,800	—	—	—	13,800
Other non-current liabilities	—	8,677	—	—	8,677
Deferred income taxes	—	43,080	26	303	43,409
Due to affiliates	298,873	—	4,132	(303,005)	—
Total liabilities	630,804	119,852	9,009	(308,492)	451,173
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	4,000	—	4,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(15,065)	607,762	1,093	(608,855)	(15,065)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$615,739	$727,614	$14,102	$(917,347)	$440,108

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,040	$2,412	$—	$3,452
Trade receivables, net	—	38,058	1,354	—	39,412
Inventories	—	739	134	—	873
Prepaid expenses and other current assets	—	16,207	636	(5,487)	11,356
Total current assets	—	56,044	4,536	(5,487)	55,093
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,801	—	—	3,801
Furniture, fixtures and equipment	—	43,189	790	—	43,979
Less – accumulated depreciation	—	(29,465)	(765)	—	(30,230)
Total property and equipment, net	—	17,525	25	—	17,550
OTHER ASSETS:
Deferred debt costs, net	6,383	—	—	—	6,383
Deferred rack costs, net	—	4,824	—	—	4,824
Investments in affiliates	587,126	224	—	(586,547)	803
Other long-term assets	—	3,193	—	—	3,193
Due from affiliates	—	300,246	—	(300,246)	—
Total other assets	593,509	308,487	—	(886,793)	15,203
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	149,488	4,510	—	153,998
Other identified intangibles, net	—	218,181	6,000	—	224,181
Total goodwill and other identified intangible assets	—	367,669	10,510	—	378,179
TOTAL ASSETS	$593,509	$749,725	$15,071	$(892,280)	$466,025
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$15,434	$347	$—	$15,781
Accrued expenses and other liabilities	—	104,580	5,393	(65,958)	44,015
Accrued interest	10,075	—	—	—	10,075
Deferred revenues	—	25,718	1,016	—	26,734
Total current liabilities	10,075	145,732	6,756	(65,958)	96,605
NON-CURRENT LIABILITIES:
Senior secured notes	309,569	—	—	—	309,569
Revolving credit facility	14,700	—	—	—	14,700
Other non-current liabilities	—	8,352	—	—	8,352
Deferred income taxes	—	10,250	26	60,471	70,747
Due to affiliates	296,113	—	4,133	(300,246)	—
Total liabilities	630,457	164,334	10,915	(305,733)	499,973
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(36,948)	585,391	1,156	(586,547)	(36,948)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$593,509	$749,725	$15,071	$(892,280)	$466,025

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$37,961	$124	$—	$38,085
Advertising	—	16,023	—	—	16,023
Other	—	1,018	6,806	—	7,824
Total operating revenues	—	55,002	6,930	—	61,932
OPERATING EXPENSES:
Editorial	—	6,976	269	—	7,245
Production	—	12,225	3,593	—	15,818
Distribution, circulation and other cost of sales	—	8,606	32	—	8,638
Selling, general and administrative	—	14,263	374	—	14,637
Depreciation and amortization	—	6,614	4	—	6,618
Impairment of goodwill and intangible assets	—	—	—	—	—
Total operating expenses	—	48,684	4,272	—	52,956
OPERATING INCOME	—	6,318	2,658	—	8,976
OTHER EXPENSES:
Interest expense	(9,369)	(880)	(48)	—	(10,297)
Amortization of deferred debt costs	(866)	—	—	—	(866)
Other expenses, net	—	1	(40)	—	(39)
Total other expense, net	(10,235)	(879)	(88)	—	(11,202)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(10,235)	5,439	2,570	—	(2,226)
PROVISION FOR INCOME TAXES	(7,576)	6,513	31	—	(1,032)
EQUITY (LOSSES) IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	473	(553)	—	80	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,186)	(1,627)	2,539	80	(1,194)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	—	—	—
NET INCOME (LOSS)	(2,186)	(1,627)	2,539	80	(1,194)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(992)	—	(992)
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$(2,186)	$(1,627)	$1,547	$80	$(2,186)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET INCOME (LOSS)	$(2,186)	$(1,627)	$2,539	$80	$(1,194)
Foreign currency translation adjustment	—	—	—	—	—
Comprehensive income (loss)	$(2,186)	$(1,627)	$2,539	$80	$(1,194)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(992)	—	(992)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,186)	$(1,627)	$1,547	$80	$(2,186)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$74,101	$146	$—	$74,247
Advertising	—	33,885	—	—	33,885
Other	—	3,077	6,831	—	9,908
Total operating revenues	—	111,063	6,977	—	118,040
OPERATING EXPENSES:
Editorial	—	12,774	391	—	13,165
Production	—	26,147	3,634	—	29,781
Distribution, circulation and other cost of sales	—	17,585	89	—	17,674
Selling, general and administrative	—	29,444	610	—	30,054
Depreciation and amortization	—	13,338	7	—	13,345
Impairment of goodwill and intangible assets	—	—	—	—	—
Total operating expenses	—	99,288	4,731	—	104,019
OPERATING INCOME	—	11,775	2,246	—	14,021
OTHER EXPENSES:
Interest expense	(18,769)	(883)	(48)	—	(19,700)
Amortization of deferred debt costs	(1,716)	—	—	—	(1,716)
Other expenses, net	—	1	(40)	—	(39)
Total other expense, net	(20,485)	(882)	(88)	—	(21,455)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(20,485)	10,893	2,158	—	(7,434)
PROVISION FOR INCOME TAXES	(7,576)	(22,911)	183	—	(30,304)
EQUITY (LOSSES) IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	34,793	(1,111)	—	(33,682)	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	21,884	32,693	1,975	(33,682)	22,870
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	—	—	—
NET INCOME (LOSS)	21,884	32,693	1,975	(33,682)	22,870
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(986)	—	(986)
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$21,884	$32,693	$989	$(33,682)	$21,884
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET INCOME (LOSS)	$21,884	$32,693	$1,975	$(33,682)	$22,870
Foreign currency translation adjustment	—	—	(1)	—	(1)
Comprehensive income (loss)	21,884	32,693	1,974	(33,682)	22,869
Less: comprehensive loss attributable to noncontrolling interests	—	—	(986)	—	(986)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$21,884	$32,693	$988	$(33,682)	$21,883

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$37,636	$1,261	$—	$38,897
Advertising	—	12,742	1,407	—	14,149
Other	—	1,837	6,589	—	8,426
Total operating revenues	—	52,215	9,257	—	61,472
OPERATING EXPENSES:
Editorial	—	7,137	331	—	7,468
Production	—	15,691	4,505	—	20,196
Distribution, circulation and other cost of sales	—	9,820	549	—	10,369
Selling, general and administrative	—	21,836	785	—	22,621
Depreciation and amortization	—	2,897	20	—	2,917
Impairment of goodwill and intangible assets	—	18,458	—	—	18,458
Total operating expenses	—	75,839	6,190	—	82,029
OPERATING INCOME	—	(23,624)	3,067	—	(20,557)
OTHER EXPENSES:
Interest expense	(13,784)	(11)	(17)	—	(13,812)
Amortization of deferred debt costs	(1,623)	—	—	—	(1,623)
Other income	1	(16)	—	—	(15)
Total other income (expenses), net	(15,406)	(27)	(17)	—	(15,450)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(15,406)	(23,651)	3,050	—	(36,007)
PROVISION FOR INCOME TAXES	—	(5,977)	98	—	(5,879)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(13,975)	374	—	13,601	—
NET LOSS FROM CONTINUING OPERATIONS	(29,381)	(17,300)	2,952	13,601	(30,128)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	1,351	—	—	1,351
NET (LOSS) INCOME	(29,381)	(15,949)	2,952	13,601	(28,777)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,285)	—	(1,285)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$(29,381)	$(15,949)	$1,667	$13,601	$(30,062)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(29,381)	$(15,949)	$2,952	$13,601	$(28,777)
Foreign currency translation adjustment	—	—	(66)	—	(66)
Comprehensive (loss) income	$(29,381)	$(15,949)	$2,886	$13,601	$(28,843)
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,285)	—	(1,285)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(29,381)	$(15,949)	$1,601	$13,601	$(30,128)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$80,286	$2,735	$—	$83,021
Advertising	—	28,587	2,913	—	31,500
Other	—	3,310	6,979	—	10,289
Total operating revenues	—	112,183	12,627	—	124,810
OPERATING EXPENSES:
Editorial	—	14,052	932	—	14,984
Production	—	31,195	5,350	—	36,545
Distribution, circulation and other cost of sales	—	18,922	1,268	—	20,190
Selling, general and administrative	—	43,422	1,574	—	44,996
Depreciation and amortization	—	5,994	44	—	6,038
Impairment of goodwill and intangible assets	—	18,458	—	—	18,458
Total operating expenses	—	132,043	9,168	—	141,211
OPERATING INCOME	—	(19,860)	3,459	—	(16,401)
OTHER EXPENSES:
Interest expense	(27,740)	(28)	(31)	—	(27,799)
Amortization of deferred debt costs	(2,057)	—	—	—	(2,057)
Other income	1	298	—	—	299
Total other income (expenses), net	(29,796)	270	(31)	—	(29,557)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(29,796)	(19,590)	3,428	—	(45,958)
PROVISION FOR INCOME TAXES	—	(5,367)	220	—	(5,147)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(11,553)	735	—	10,818	—
NET LOSS FROM CONTINUING OPERATIONS	(41,349)	(13,488)	3,208	10,818	(40,811)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(4)	—	—	(4)
NET (LOSS) INCOME	(41,349)	(13,492)	3,208	10,818	(40,815)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,215)	—	(1,215)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$(41,349)	$(13,492)	$1,993	$10,818	$(42,030)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(41,349)	$(13,492)	$3,208	$10,818	$(40,815)
Foreign currency translation adjustment	—	—	(48)	—	(48)
Comprehensive (loss) income	(41,349)	(13,492)	3,160	10,818	(40,863)
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,215)	—	(1,215)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(41,349)	$(13,492)	$1,945	$10,818	$(42,078)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(7,274)	$12,260	$(1,072)	$—	$3,914
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(90)	—	—	(90)
Purchase of intangible assets	—	(861)	—	—	(861)
Due from affiliates	—	(10,335)	—	10,335	—
Other	—	18	—	—	18
Net cash provided by (used in) investing activities	—	(11,268)	—	10,335	(933)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	33,400	—	—	—	33,400
Repayment to revolving credit facility	(34,300)	—	—	—	(34,300)
Senior secured notes repurchases	(2,000)	—	—	—	(2,000)
Redemption premium payment	(118)	—	—	—	(118)
Payment of debt costs	(43)	—	—	—	(43)
Payments to noncontrolling interest holder of Olympia	—	—	(50)	—	(50)
Due to affiliates	10,335	—	—	(10,335)	—
Net cash provided by (used in) financing activities	7,274	—	(50)	(10,335)	(3,111)
Effect of exchange rate changes on cash	—	1	—	—	1
Net increase (decrease) in cash and cash equivalents	—	993	(1,122)	—	(129)
Cash and cash equivalents, beginning of period	—	1,040	2,412	—	3,452
Cash and cash equivalents, end of period	$—	$2,033	$1,290	$—	$3,323

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(18,764)	$40,332	$2,902	$—	$24,470
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(5,114)	—	—	(5,114)
Purchase of intangible assets	—	(2,167)	—	—	(2,167)
Due from affiliates	—	(31,406)	—	31,406	—
Other	—	9	—	—	9
Net cash provided by (used in) investing activities	—	(38,678)	—	31,406	(7,272)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	28,300	—	—	—	28,300
Repayment to revolving credit facility	(49,700)	—	—	—	(49,700)
Proceeds from issuance of senior secured notes	12,500	—	—	—	12,500
Capital contribution	573	—	—	—	573
Costs incurred in restructuring	(4,315)	—	—	—	(4,315)
Due to affiliates	31,406	—	—	(31,406)	—
Net cash provided by (used in) financing activities	18,764	—	—	(31,406)	(12,642)
Effect of exchange rate changes on cash	—	(26)	—	—	(26)
Net increase (decrease) in cash and cash equivalents	—	1,628	2,902	—	4,530
Cash and cash equivalents, beginning of period	—	415	2,615	—	3,030
Cash and cash equivalents, end of period	$—	$2,043	$5,517	$—	$7,560

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

EXECUTIVE SUMMARY

American Media, Inc., together with its subsidiaries (collectively, the "Company", "AMI", "we", "our" or "us"), is one of the largest publishers of celebrity and health and active lifestyle magazines in the United States, with a diversified portfolio of 10 publications that have a combined monthly print and digital audience of more than 39 million readers and monthly on-line audience of approximately 46 million readers.

In January 2015, we sold our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment, for approximately $60 million in cash plus an earn-out of up to $60 million. As a result, the operations of the Women's Active Lifestyle segment have been classified as discontinued operations in all periods presented. After giving effect to the divestiture of our Women's Active Lifestyle segment, we report under a new segment structure beginning in the fourth quarter of fiscal 2015 and accordingly have recast prior period segment amounts.

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

We believe our leadership position in these segments provides us with strong competitive advantages in the publishing market. Our iconic brands have enabled us to build a loyal readership and establish relationships with major advertisers and distributors. We have leveraged the strength of our portfolio of brands through joint ventures, licensing opportunities and strategic relationships with several national retailers. We believe the combination of our well-known brands; established relationship with advertisers and distributors; and ability to leverage our brands with major retailers and to monetize content across multiple platforms creates a competitive position that is difficult to replicate.

Our largest revenue stream comes from single copy newsstand sales. Our second largest revenue stream comes from multi-platform advertising. Our primary operating expenses consist of production, distribution, circulation and other cost of sales, as well as selling, general and administrative expenses. We incur most of our operating expenses during the production of our printed magazines, which includes costs for printing and paper. Paper is the principal raw material utilized in our publications. We have a long-term paper supply and purchasing agreement with the largest paper supply broker in the United States that manages all aspects of our raw material paper inventory. The price of paper is driven by market conditions and therefore difficult to predict. Changes in paper prices could significantly affect our business.

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

RECENT DEVELOPMENTS AND MANAGEMENT ACTION PLANS

Recent Developments

Digital Initiatives

Our fully integrated print and digital sales team is comprised of more than 60 sales professionals, with a dozen digital brand champion sales staff across all the websites. We believe our structure is highly effective to respond to our advertisers' requests for integrated marketing solutions for combined print and digital, as well as digital-only programs. During the six months ended September 30, 2015, our digital advertising revenue increased 72% over the comparable prior year period.

We have launched digital editions for all our brands on the following platforms: Next Issue Media, Apple newsstand, Google newsstand, Zinio, Amazon Kindle and Barnes & Noble's Nook.

Print Initiatives

The relaunch of Men's Fitness continues to attract new luxury goods advertisers. During the six months ended September 30, 2015, total advertising revenues increased 19% for Men's Fitness as compared to the prior year period. Men's Fitness continues to attract new lifestyle advertisers including Energizer, FIJI Water, Louis Vuitton, Nautica, Ralph Lauren and SlimFast.

The success of Men's Fitness allowed us to reposition Muscle & Fitness in the marketplace to fill the gap in fitness and training content that was vacant when Men's Fitness expanded its active lifestyle coverage. In addition to its current readers, the editorial for Muscle & Fitness also targets a new generation of fitness enthusiast by broadening the definition of what "fitness" really means. By expanding the editorial focus to include a wider range of fitness training, physique, cross training and mud races, Muscle & Fitness attracts a wider audience at the newsstand. In addition, we have been able to capture advertising targeted at fitness, in addition to weight training, such as that of Nike and Reebok.

Wholesaler Disruption

Several of our smaller wholesalers, including the second-largest wholesaler, Source Interlink Distribution ("Source"), ceased operations during fiscal 2015. Since then we have transitioned the previous wholesalers' newsstand distribution (approximately 25% of the market) to the two remaining major wholesalers. This transition had an immediate adverse impact on single copy newsstand sales and liquidity during fiscal 2015 and into the first half of fiscal 2016. We are beginning to see a stabilization in the newsstand sales and the wholesale supply chain currently consists of private companies, owned by billionaires, that have been in the distribution business for decades.

Management Action Plans for Cost Savings

We have developed and implemented management action plans that we are forecasting at $25.5 million of cost savings in fiscal 2016 and $3.0 million of cost savings in fiscal 2017 (the "Management Action Plans"). These expense reductions were primarily from outsourcing technology and operating functions, digital content renegotiations, print order efficiencies and editorial and advertising sales staff consolidations. We will realize the benefits from the Management Action Plans during fiscal 2016 and beyond.

RESULTS OF OPERATIONS

The following table provides a summary of our operating results for the three and six months ended September 30, 2015 and 2014 on a consolidated basis:

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
(dollars in thousands)	2015	2014		2015	2014
Operating revenues:
Circulation	$38,085	$38,897	(2.1)%	$74,247	$83,021	(10.6)%
Advertising	16,023	14,149	13.2%	33,885	31,500	7.6%
Other	7,824	8,426	(7.1)%	9,908	10,289	(3.7)%
Total operating revenues	61,932	61,472	0.7%	118,040	124,810	(5.4)%
Operating expenses	52,956	82,029	(35.4)%	104,019	141,211	(26.3)%
Operating income (loss)	8,976	(20,557)	*	14,021	(16,401)	*
Other expense, net	(11,202)	(15,450)	(27.5)%	(21,455)	(29,557)	(27.4)%
Loss from continuing operations before income taxes	(2,226)	(36,007)	(93.8)%	(7,434)	(45,958)	(83.8)%
Income tax benefit	(1,032)	(5,879)	(82.4)%	(30,304)	(5,147)	*
Net income (loss) from continuing operations	(1,194)	(30,128)	(96.0)%	22,870	(40,811)	*
Income (loss) from discontinued operations, net of taxes	—	1,351	*	—	(4)	*
Net income (loss)	(1,194)	(28,777)	(95.9)%	22,870	(40,815)	*
Less: net income attributable to the noncontrolling interest	(992)	(1,285)	(22.8)%	(986)	(694)	42.1%
Net income (loss) attributable to American Media, Inc. and subsidiaries	$(2,186)	$(30,062)	(92.7)%	$21,884	$(41,509)	*
* Represents an increase or decrease in excess of 100%.

Operating Revenues

Total operating revenues increased $0.5 million during the three months ended September 30, 2015, while the consumer magazine market was down 12%. During the six months ended September 30, 2015, total operating revenues declined $6.8 million compared to the prior periods for the reasons stated below.

Circulation revenue declined $0.8 million and $8.8 million, respectively, during the three and six months ended September 30, 2015, compared to the prior year periods. This was due to the discontinuance and reduction of special one-time celebrity publications, coupled with the decline in the celebrity newsstand magazine market. Circulation revenue was further impacted during the first half of fiscal 2016 by the industry-wide disruption in our wholesaler channel as described above.

Total advertising revenues increased $1.9 million and $2.4 million, respectively, during the three and six months ended September 30, 2015, compared to the prior year periods, primarily due to an increase in digital advertising of $1.5 million and $2.4 million, respectively.

Other revenue declined $0.6 million and $0.4 million, respectively, during the three and six months ended September 30, 2015, compared to the prior year periods, primarily due the discontinuance of certain services and non-profitable foreign titles.

The following table summarizes our operating revenues, by type, as a percentage of total operating revenues:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Circulation	61%	63%	63%	67%
Advertising	26%	23%	29%	25%
Other	13%	14%	8%	8%
Total	100%	100%	100%	100%

Circulation Revenue

Total circulation of our print publications with a frequency of six or more times per year was approximately 3.2 million and 3.4 million copies per issue during the six months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, our print publications comprised approximately 25% of total U.S. and Canadian newsstand circulation for weekly publications that are audited by the Alliance for Audited Media.

Our circulation revenue represented 61% and 63% of our operating revenues during the three and six months ended September 30, 2015, respectively, and 63% and 67% of our operating revenues during the comparable prior year periods. Our circulation revenue is comprised of the following components:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Single Copy	78%	77%	78%	77%
Subscription	22%	23%	22%	23%
Total	100%	100%	100%	100%

As of September 30, 2015, our digital subscriptions represent 19% of our 2.0 million paid subscriptions, the highest percentage among our competitive set. Digital subscription revenue represented 1% of our circulation revenue during the three and six months ended September 30, 2015 and during the comparable prior year periods.

Circulation revenue declined $0.8 million during the three months ended September 30, 2015, compared to the prior period. Circulation revenue from our continuing publications has turned around and increased ($1.2 million) due to the stabilization of the newsstand distribution channels. This was totally offset by the planned discontinuance of special one-time celebrity publications ($1.2 million) and the sale of our Country Weekly publication, in November 2014 ($0.8 million).

Circulation revenue declined $8.8 million during the six months ended September 30, 2015, compared to the prior period. Circulation revenue from our continuing publications declined ($5.1 million) due to the 12% reduction in the celebrity magazine sector primarily caused by the industry-wide newsstand distribution disruption, the planned discontinuance of special one-time publications ($1.9 million) and the sale of Country Weekly ($1.8 million).

Advertising Revenue

Our advertising revenue represented 26% and 29% of our operating revenues during the three and six months ended September 30, 2015, respectively, and 23% and 25% of our operating revenues during the comparable prior year periods. Our advertising revenue is generated from the following components:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Print	79%	87%	80%	88%
Digital	21%	13%	20%	12%
Total	100%	100%	100%	100%

Advertising revenue increased $1.9 million during the three months ended September 30, 2015, compared to the prior period due to higher digital advertising ($1.5 million) and increased print advertising revenue ($0.5 million), partially offset by the sale of Country Weekly ($0.2 million). Print advertising revenue was positively impacted due to one more issue of Muscle & Fitness published during the three months ended September 30, 2015, compared to the prior year period.

Advertising revenue increased $2.4 million during the six months ended September 30, 2015, compared to the prior period due to higher digital advertising ($2.9 million), partially offset by the sale of Country Weekly ($0.4 million).

Other Revenue

Other revenue represented 13% and 8%, respectively, of our operating revenues during the three and six months ended September 30, 2015 and 14% and 8%, respectively, of our operating revenues during the comparable prior year periods.

During the three and six months ended September 30, 2015, other revenue declined $0.6 million and $0.4 million, respectively, due to the reduction in publishing services, which was partially offset by higher revenue from the Mr. Olympia event ($0.4 million).

Operating Expenses

The following table provides a summary of our operating expenses for the three and six months ended September 30, 2015 and 2014 on a consolidated basis:

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
(dollars in thousands)	2015	2014		2015	2014
Operating expenses:
Editorial	$7,245	$7,468	(3.0)%	$13,165	$14,984	(12.1)%
Production	15,818	20,196	(21.7)%	29,781	36,545	(18.5)%
Distribution, circulation and other costs	8,638	10,369	(16.7)%	17,674	20,190	(12.5)%
Total cost of sales	31,701	38,033	(16.6)%	60,620	71,719	(15.5)%
Selling, general and administrative	14,637	22,621	(35.3)%	30,054	44,996	(33.2)%
Depreciation and amortization	6,618	2,917	*	13,345	6,038	*
Impairment of goodwill and intangible assets	—	18,458	*	—	18,458	*
Total operating expenses	$52,956	$82,029	(35.4)%	$104,019	$141,211	(26.3)%
* Represents an increase or decrease in excess of 100%.

We incur most of our operating expenses during the production of our printed magazines, which includes costs for printing and paper. Paper is the principal raw material utilized in our publications. We have a long-term paper supply and purchasing agreement with the largest paper supply broker in the United States. They manage all aspects of our raw material paper inventory. The price of paper is driven by market conditions and therefore difficult to predict. Changes in paper prices could significantly affect our business. We believe adequate supplies of paper are available to fulfill our planned, as well as future, publishing requirements. We have long-term printing contracts with three major third-party printing companies.

Our production costs, including paper and printing expenses, accounted for approximately 30% and 29%, respectively, of our total operating expenses for the three and six months ended September 30, 2015 and 25% and 26%, respectively, during the comparable prior year periods.

Distribution, circulation and other costs consist primarily of postage, as well as freight to our wholesalers and fulfillment companies for newsstand and subscription distribution. Distribution, circulation and other cost of sales accounted for approximately 16% and 17%, respectively, of our operating expenses for the three and six months ended September 30, 2015 and 13% and 14%, respectively, during the comparable prior year periods.

Total Cost of Sales

Total cost of sales decreased during the three and six months ended September 30, 2015 compared to the prior periods, primarily due to planned expense reductions pursuant to the Management Action Plans in the following areas: editorial ($0.2 million and $1.8 million, respectively), production ($4.4 million and $6.8 million, respectively) and distribution and circulation ($1.7 million and $2.5 million, respectively).

Selling, General and Administrative

Selling, general and administrative expenses decreased $8.0 million and $14.9 million, respectively, during the three and six months ended September 30, 2015 compared to the prior year periods. This was primarily due to the decreases in wholesaler-related bad debt ($1.6 million and $5.7 million), employee-related expenses ($4.0 million and $5.3 million) and accounting and legal fees ($1.0 million and $1.4 million), respectively.

Depreciation and Amortization

Depreciation and amortization expenses, which are non-cash, increased $3.7 million and $7.3 million during the three and six months ended September 30, 2015 compared to the prior year periods, primarily due to the reclassification of certain tradenames from indefinite-lived to finite-lived.

Impairment of Goodwill and Intangible Assets

There were no impairment charges recorded during the three and six months ended September 30, 2015.

During an evaluation of goodwill and other identified intangible assets during the three months ended September 30, 2014, we determined that indicators were present in certain reporting units that would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily the result of the near-term advertising revenue shortfall coupled with the continued softness in the print publication industry overall, which resulted in lowered future cash flow projections.

As a result, an interim impairment test of goodwill and identified intangible assets was performed for certain reporting units. The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the fair value. As a result, the Company recorded pre-tax non-cash impairment charge totaling $18.5 million for goodwill and tradenames during the three months ended September 30, 2014.

Non-Operating Items

Interest Expense

Interest expense decreased $3.5 million and $8.1 million during the three and six months ended September 30, 2015, respectively, when compared to the prior year periods due to the reduction in the aggregate principal amount of senior secured notes outstanding.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs decreased $0.8 million and $0.3 million during the three and six months ended September 30, 2015, respectively, when compared to the prior year periods, as the deferred debt balance is declining due to the reduction of outstanding senior secured notes.

Income Taxes

We recorded an income tax benefit of $1.0 million and $30.3 million during the three and six months ended September 30, 2015, respectively, primarily due to the release of the valuation allowance of $27.1 million. This was a direct result of the reclassification of certain tradenames from indefinite-lived to finite-lived effective April 1, 2015.

Net Income (Loss) Attributable to American Media, Inc.

The $2.2 million of net loss attributable to American Media, Inc. for the three months ended September 30, 2015 represents a $27.9 million improvement from the comparable prior year period. This improvement is primarily attributable to the $29.5 million increase in operating income and the $3.5 million decrease in interest expense, partially offset by the $4.8 million decrease in the benefit for income taxes and the $1.4 million decrease in income from discontinued operations.

The $21.9 million of net income attributable to American Media, Inc. for the six months ended September 30, 2015 represents a $63.9 million improvement from the comparable prior year period. This improvement is primarily attributable to the $30.4 million increase in operating income and the $25.2 million increase in the benefit for income taxes coupled with the $8.1 million decrease in interest expense.

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

Our operating segments consist of the following brands in print and digital, as of September 30, 2015:

Celebrity Brands Segment

•	National Enquirer, a weekly, hard news, investigative tabloid covering all celebrities, crime, human interest, health, fashion and beauty;

•
Star, a weekly, celebrity-focused, news-based, glossy magazine covering movie, television and reality stars and music celebrities. Star's editorial content includes fashion, beauty, accessories and health sections;

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

•
National Examiner, a weekly tabloid (currently available only in print format) consisting of celebrity and human interest stories, differentiating it from the other titles through its upbeat positioning as the source for gossip, contests, women’s service and good news for an older tabloid audience; and

•
Soap Opera Digest, a weekly magazine that provides behind-the-scenes scoops and breaking news to passionate soap opera fans every week; SoapOperaDigest.com is a companion site that mirrors the magazine's editorial point of view.

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

•
Muscle & Fitness Hers, a fitness physique training magazine designed for active women who want more out of fitness, especially those who work extra hard to achieve a "super-fit" lifestyle, and covers training, nutrition, health, beauty and fashion for today's women;

•
Mr. Olympia, a four-day event held annually in September in Las Vegas attracting more than 50,000 fans of bodybuilding and fitness experts from around the world; includes a two-day health and fitness exposition with 340 exhibitors including physical exercise challenges and merchandising opportunities that culminates with the world's most prestigious and largest event in bodybuilding and fitness, the Mr. Olympia contest; and

•
Weider UK, a wholly-owned subsidiary, publishes Muscle & Fitness and Flex in the United Kingdom, France and Germany and licenses the content in Holland and Australia. Each market edition is in a local language with local content and has its own website. Effective April 1, 2015, we relocated the business activities for these publications from the United Kingdom to our New York offices.

Corporate and Other Segment

This segment includes revenues from international licensing of certain health and fitness publications, photo syndication for all our media content platforms and strategic management services for publishers, including back-office functions. Corporate overhead expenses are not allocated to other segments. They are as follows: corporate executive, production, circulation, information technology, accounting, legal, human resources, business development and administrative department costs.

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

The following table summarizes our total operating revenues by segment:

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Segment operating revenues:
Celebrity Brands	$43,033	$42,763	1%	$83,934	$89,610	(6)%
Men's Active Lifestyle	18,556	17,495	6%	31,697	32,648	(3)%
Corporate and Other	343	1,214	(72)%	2,409	2,552	(6)%
Total operating revenues	$61,932	$61,472	1%	$118,040	$124,810	(5)%

Total operating revenues increased $0.5 million during the three months ended September 30, 2015 due to higher digital and print advertising revenues ($1.5 million and $0.5 million, respectively), partially offset by the decline in celebrity magazine sector coupled with a decrease in other revenue.

During the six months ended September 30, 2015, total operating revenues decreased $6.8 million due to the 12.0% decline in the celebrity magazine sector caused by the industry-wide newsstand distribution disruption. These declines were partially offset by the $2.9 million increase in digital advertising revenue.

The following table summarizes the percentage of segment operating revenues:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Segment operating revenues:
Celebrity Brands	69%	70%	71%	72%
Men's Active Lifestyle	30%	28%	27%	26%
Corporate and Other	1%	2%	2%	2%
Total	100%	100%	100%	100%

The following table summarizes our segment operating income (loss):

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Operating income (loss):
Celebrity Brands	$15,353	$12,858	19%	$28,591	$30,751	(7)%
Men's Active Lifestyle	5,697	3,837	48%	8,524	7,530	13%
Corporate and Other	(12,074)	(18,794)	36%	(23,094)	(36,224)	36%
Total operating income (loss) before impairment	8,976	(2,099)	*	14,021	2,057	*
Impairment of goodwill and intangible assets	—	18,458	*	—	18,458	*
Total operating income	$8,976	$(20,557)	*	$14,021	$(16,401)	*
* Represents an increase or decrease in excess of 100%.

Total operating income (loss) before impairment increased $11.1 million and $12.0 million, respectively, during the three and six months ended September 30, 2015, compared to the prior year periods primarily due to the $10.6 million and $18.7 million decrease in operating expenses, respectively due to the Management Action Plans implemented by management. During the six months ended September 30, 2015, total operating income (loss) before impairment was further impacted by the $6.8 million decline in operating revenues previously mentioned above.

Celebrity Brands Segment

The Celebrity Brands segment comprised 69% and 70% of our consolidated operating revenues for the three months ended September 30, 2015 and 2014, respectively, and represented 71% and 72% of our consolidated operating revenue for the six months ended September 30, 2015 and 2014, respectively.

Operating Revenues

Total operating revenues in the Celebrity Brands segment were $43.0 million for the three months ended September 30, 2015, an increase of $0.3 million, or 1%, over the comparable prior year period. For our continuing publications, total operating revenues increased $2.5 million, or 6%. Circulation revenue increased 4% due to the stabilization in the newsstand distribution channels ($1.5 million) and advertising revenue increased 15% from National Enquirer and OKMagazine.com ($1.0 million). This operating performance is counterintuitive to the advertising market which was down 11%. This was partially offset by the planned discontinuance of special one-time celebrity publications ($1.2 million) and the sale of our Country Weekly publication in November 2014 ($1.0 million).

For the six months ended September 30, 2015, total operating revenues were $83.9 million, representing a decrease of $5.7 million, or 6%, over the comparable prior year period. For our continuing publications, total operating revenues declined $1.5 million, or 2%. Circulation revenue declined $3.6 million, or 5%, due to a reduction in the celebrity newsstand sales primarily due to the industry-wide newsstand distribution disruption, partially offset by the 15% increase in advertising revenue ($2.0 million) from National Enquirer, OK! and OKMagazine.com, which is counterintuitive to the advertising market, which was down 12%. Total operating revenues were further impacted by the planned discontinuance of special one-time celebrity publications ($1.9 million) and the sale of Country Weekly ($2.2 million).

Operating Income

The Celebrity Brands segment operating income before impairment increased $2.5 million, or 19%, to $15.4 million during the three months ended September 30, 2015, compared to the prior year. In addition to the increase in operating revenues mentioned above, our Management Action Plans reduced costs by $5.1 million during the three months ended September 30, 2015. This was partially offset by an increase in amortization expense ($2.9 million) due to the classification of certain tradenames from indefinite-lived intangibles to finite-lives of 15 years, effective April 1, 2015.

For the six months ended September 30, 2015, operating income before impairment declined $2.2 million, or 7%, to $28.6 million as compared to the prior year. This decline was due to revenue being discontinued as previously discussed above coupled with an increase in amortization expense ($5.6 million) related to certain tradenames, partially offset by the planned reduction in expenses ($9.1 million) pursuant to our Management Action Plans.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment comprised 30% and 28% of our consolidated operating revenues during the three months ended September 30, 2015 and 2014, respectively, and represented 27% and 26% of our consolidated operating revenues during the six months ended September 30, 2015 and 2014, respectively.

Operating Revenues

Total operating revenues in the Men’s Active Lifestyle segment were $18.6 million for the three months ended September 30, 2015, an increase of $1.1 million, or 6%, over the comparable prior year period, primarily due to one more issue of Muscle & Fitness published during the three months ended September 30, 2015.

For the six months ended September 30, 2015, total operating revenues were $31.7 million, representing a decrease of $1.0 million, or 3%, over the comparable prior year period. This decline was primarily due to the discontinuance of unprofitable Men's Active Lifestyle titles in Australia, Italy, Holland and France ($2.6 million) coupled with the shutdown of the Muscle & Fitness online store ($0.5 million). These declines were partially offset by the $1.7 million increase in digital advertising revenue from Men's Fitness ($0.8 million) and Muscle & Fitness ($0.8 million) and higher revenue from the Mr. Olympia event ($0.4 million).

Operating Income

The Men’s Active Lifestyle segment operating income before impairment increased during the three months ended September 30, 2015 by $1.9 million, or 48%, to $5.7 million compared to the prior year. Our planned Management Actions Plans reduced expenses by $1.5 million during the three months ended September 30, 2015. This was partially offset by an increase in amortization expense ($0.7 million) due to the classification of certain tradenames from indefinite-lived intangibles to finite-lives of 15 years, effective April 1, 2015.

For the six months ended September 30, 2015, operating income before impairment increased $1.0 million, or 13% to $8.5 million compared to the prior year. Our planned Management Action Plans reduced expenses by $3.3 million during the six months ended September 30, 2015. This was partially offset by an increase in amortization expenses ($1.3 million) related to certain tradenames as discussed above coupled with the discontinuance of certain unprofitable titles previously discussed.

Corporate and Other Segment

The Corporate and Other segment comprised 1% and 2% of our consolidated operating revenues during the three months ended September 30, 2015 and 2014, respectively, and represented 2% of our consolidated operating revenues during the six months ended September 30, 2015 and 2014.

Operating Revenues

Total operating revenues in the Corporate and Other segment were $0.3 million for the three months ended September 30, 2015, a decline of $0.9 million, or 72%, compared to the prior year, primarily due to the planned reduction in publishing services.

For the six months ended September 30, 2015, total operating revenues were $2.4 million, representing a decrease of $0.1 million, or 6%, compared to the prior year, primarily due to the planned reduction in publishing services ($0.8 million) and book publishing ($0.5 million), partially offset by certain non-recurring revenue streams related to our investments in affiliates ($1.5 million).

Operating Loss

The Corporate and Other segment operating loss before impairment decreased during the three months ended September 30, 2015, compared to the prior year by $6.7 million, or 36%, to $12.1 million. This improvement was attributable to the reduction in operating expenses primarily due to the non-recurring wholesaler bad debt ($1.6 million), employee-related expenses ($4.0 million) and accounting and legal fees ($1.0 million), partially offset by the $0.9 million decline in operating revenue mentioned above.

For the six months ended September 30, 2015, operating loss before impairment decreased $13.1 million, or 36%, to $23.1 million compared to the prior year. This improvement was attributable to the reduction in operating expenses, primarily due to the non-recurring wholesaler bad debt ($5.7 million), employee-related expenses ($5.3 million) and accounting and legal fees ($1.4 million), partially offset by the $0.1 million decline in operating revenue previously discussed.

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

As of September 30, 2015, the Company had $3.3 million of cash, $16.8 million available pursuant to the Revolving Credit Facility, which matures in December 2016, and a working capital deficit of $34.6 million, of which approximately $23.6 million relates to deferred revenues. In addition to outstanding borrowings under the Revolving Credit Facility, there was $308.1 million principal amount of outstanding senior secured debt as of September 30, 2015. Over the next year, the cash interest payments due under these debt agreements are approximately $35.9 million and there are no scheduled principal payments due.

We expect that our current cash balances, cash generated from operating activities, availability under our Revolving Credit Facility and the cash interest savings from the recent debt reduction initiatives should be sufficient to meet working capital, capital expenditures, debt service and other cash needs for the next year.

Our level of indebtedness could have important consequences for our business and operations. See Item 1A, "Risk Factors" included in the 2015 Form 10-K, specifically, "Our substantial indebtedness and our ability to incur additional indebtedness could adversely affect our business, financial condition and result of operations."

Wholesaler Disruption

Several of our smaller wholesalers, including the second-largest wholesaler, Source Interlink Distribution ("Source"), ceased operations during fiscal 2015. Since then we have transitioned the previous wholesalers' newsstand distribution (approximately 25% of the market) to the two remaining major wholesalers. This transition had an immediate adverse impact on single copy newsstand sales and liquidity during fiscal 2015 and into the first half of fiscal 2016. We are beginning to see a stabilization in the newsstand sales, and the wholesale supply chain currently consists of private companies, owned by billionaires, that have been in the business for decades. There can be no assurances that our revenue will not be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing our publications at the same rate or quantities previously purchased. See Item 1A, "Risk Factors" included in the 2015 Form 10-K, specifically, "Our circulation revenue consists of single copy sales distributed to retailers primarily by two wholesalers, and the loss of either of these wholesalers could materially adversely affect our business and results of operations."

Cash Flow Summary

The following information has been derived from the accompanying unaudited condensed consolidated financial statements for the six months ended September 30, 2015 and 2014. Cash and cash equivalents decreased by $0.1 million during the six months ended September 30, 2015. The change in cash and cash equivalents is as follows:

	Six Months Ended September 30,		Net Change
(in thousands)	2015	2014
Net income (loss)	$22,870	$(40,815)	$63,685
Non-cash items	(13,414)	39,660	(53,074)
Net change in operating assets and liabilities	(5,542)	25,625	(31,167)
Operating activities	3,914	24,470	(20,556)
Investing activities	(933)	(7,272)	6,339
Financing activities	(3,111)	(12,642)	9,531
Effects of exchange rates	1	(26)	27
Net (decrease) increase in cash and cash equivalents	$(129)	$4,530	$(4,659)

Operating Activities

Cash provided by operating activities is primarily driven by our non-cash items, changes in working capital and the impact of our results of operations. Non-cash items consist primarily of the provision (benefit) for deferred income taxes, depreciation and amortization, amortization of deferred debt costs and deferred rack costs and provisions for doubtful accounts.

Net cash provided by operating activities decreased $20.6 million during the six months ended September 30, 2015 as compared to the same period in the prior year, primarily due to the $53.1 million net decrease in non-cash items coupled with the $31.2 million net change in operating assets and liabilities, partially offset by the $63.7 million increase in our results of operations.

Non-cash items decreased, primarily due to the increase in deferred income tax benefit of $28.5 million coupled with the decrease in non-cash payment-in-kind interest accretion of $4.8 million, the decrease in provision for doubtful accounts of $5.8 million and the decrease in impairment of goodwill and intangible assets of $18.5 million, partially offset by the increase in depreciation and amortization of $6.8 million.

The net change in operating assets and liabilities is primarily due to the $23.5 million net change in accounts payable and accrued expenses, the $15.7 million net change in deferred revenue and the $7.3 million net change in inventories, partially offset by the net change in trade receivables of $10.5 million, the net change in prepaid expenses of $3.9 million and the net change in accrued interest of $0.7 million.

Investing activities

Net cash used in investing activities was $0.9 million and $7.3 million during the six months ended September 30, 2015 and 2014, respectively, a decline of $6.3 million due primarily to the decrease in purchases of property and equipment and intangible assets.

Financing activities

Net cash used in financing activities was $3.1 million and $12.6 million during the six months ended September 30, 2015 and 2014, respectively, a decline of $9.5 million due primarily to the $20.5 million decrease in net borrowings under the Revolving Credit Facility and $4.3 million decrease in costs incurred in the restructuring, partially offset by the $2.0 million repurchase of certain senior secured notes during the first quarter of fiscal 2016, the $12.5 million decrease in issuance of senior secured notes from the prior comparable period and the $0.6 million decrease in capital contributions.

Revolving Credit Facility and Senior Secured Notes

Revolving Credit Facility

The Company maintains a revolving credit facility that provides for borrowing up to $35.0 million, less outstanding letters of credit, which matures in December 2016 (the "Revolving Credit Facility").

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the Revolving Credit Facility has ranged from 8.00% to 8.25% during the six months ended September 30, 2015 and 2014. In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during the six months ended September 30, 2015 and 2014 were insignificant.

During the six months ended September 30, 2015, the Company borrowed $33.4 million and repaid $34.3 million under the Revolving Credit Facility. At September 30, 2015, the Company has available borrowing capacity of $16.8 million after considering the $13.8 million outstanding balance and the $4.4 million outstanding letter of credit. The outstanding balance of $13.8 million at September 30, 2015 is included in non-current liabilities, as the maturity date of the Revolving Credit Facility is December 2016.

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

At September 30, 2015, the First Lien Notes represented an aggregate of $273.2 million of our indebtedness.

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

Second Lien Notes

In December 2010, we issued $104.9 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum, payable semi-annually, and mature in June 2018 (the "Second Lien Notes"). In October 2013, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 10.0% per annum, are payable in kind and mature in June 2018 (the “Second Lien PIK Notes”), pursuant to an exchange agreement.

In September 2014, pursuant to the debt for equity exchange agreement with the Parent and the Investors, the Investors exchanged approximately $7.8 million aggregate principal amount of Second Lien Notes and all of the outstanding Second Lien PIK Notes, plus accrued and unpaid interest, for additional equity interests in the Parent. As a result, the Company's obligation under the Second Lien PIK Notes were satisfied in full. During fiscal 2015, the Company repurchased approximately $0.6 million in aggregate principal amount of Second Lien Notes.

At September 30, 2015, the Second Lien Notes represented an aggregate of $2.2 million of our indebtedness.

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

At September 30, 2015, the New Second Lien Notes represented an aggregate of $32.7 million of our indebtedness.

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

As of September 30, 2015, the first lien leverage ratio was 3.69 to 1.00, the consolidated leverage ratio was 4.14 to 1.00 and the interest coverage ratio was 1.87 to 1.00 and the Company was in compliance with the covenants under the Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes.

Although there can be no assurances, management believes that, based on current expectations (including expected borrowings and repayments under the Revolving Credit Facility and our recent debt reductions), our operating results for the next twelve months will be sufficient to satisfy the financial covenants under the Revolving Credit Facility. Our ability to satisfy such financial covenants is dependent on our business performing in accordance with our expectations.  If the performance of our business deviates from our expectations, we may not be able to satisfy such financial covenants.  Our expectations are subject to a number of factors, many of which are events beyond our control, which could cause our actual results to differ materially from our expectations (see "Risk Factors" included in the 2015 Form 10-K). If we do not comply with our financial covenants, we would be in default under the Revolving Credit Facility, which could result in all our debt being accelerated due to cross-default provisions in the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Adjusted EBITDA, a measure we use to gauge our operating performance, is defined as net income (loss) attributable to the Company plus interest expense, provision (benefit) for income taxes, depreciation and amortization, provision for impairment of intangible assets and goodwill, deferred debt costs and deferred rack costs, adjusted for merger and related transaction(s) costs, restructuring costs and severance, costs related to launches, relaunches or closures of publications and certain other costs. We believe that the inclusion of Adjusted EBITDA is appropriate to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions. We also believe that Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the impact of certain items that can differ significantly from company to company, depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments.

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

Set forth below is a reconciliation of net income (loss) attributable to American Media, Inc. and subsidiaries to Adjusted EBITDA for the three and twelve month periods ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Twelve Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income (loss) attributable to American Media, Inc. and subsidiaries	$(2,186)	$(30,062)	$36,166	$(94,320)
Add (deduct):
Interest expense	10,297	13,811	42,748	56,412
Provision (benefit) for income taxes	(1,032)	(5,891)	(58,680)	33,463
Depreciation and amortization	6,618	3,190	21,717	14,034
Impairment of goodwill and intangible assets	—	18,458	—	27,696
Amortization of deferred debt costs	866	1,623	3,670	2,934
Amortization of deferred rack costs	1,228	1,335	5,779	6,039
Amortization of short-term racks	2,000	2,249	8,204	8,653
Merger and related transaction(s) costs	—	3,170	1,585	3,170
Restructuring costs and severance	2,026	1,909	7,826	3,685
Loss on sale of publications	—	—	2,472	—
Costs related to launches and closures of publications	(91)	71	974	2,144
Restructuring costs related to divestiture of DSI	—	16	(2)	756
Adjustment for net losses of DSI	—	—	—	(36)
AMI share of costs and bad debt related to wholesaler shutdowns	479	1,444	—	8,868
Investment in new digital strategy	—	—	4,038	3,979
Pro forma adjustment related to investment in affiliates	—	—	—	1,815
Other	996	608	6,178	5,397
Adjusted EBITDA	$21,201	$11,931	$82,675	$84,689

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

Goodwill and Intangible Assets

There was no provision for impairment charges during the six months ended September 30, 2015. The Company continues to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company's financial statements and impairment charges to the Company's goodwill or other identified intangible assets in future periods could be material to the Company's results of operations.

As of September 30, 2015, the reporting units in our Celebrity segment continue to be negatively impacted by the 12% decline in the celebrity newsstand market and the industry-wide newsstand distribution disruption in our wholesaler channel coupled with the 12% decline in the consumer advertising market. While our current expectations have resulted in fair values of the reporting units in excess of carrying values, if our assumptions are not realized, it is possible that in the future additional impairment charges may be recorded and could be material to the consolidated financial statements. The Company will continue to monitor the recoverability of its remaining goodwill.

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

We generally manage our exposure to interest rate fluctuations through the use of a combination of fixed and variable rate debt. At September 30, 2015, we had $308.1 million outstanding in fixed rate debt. There are no earnings or liquidity risks associated with the Company’s fixed rate debt. Under the Revolving Credit Facility, we have $13.8 million outstanding in variable rate debt at September 30, 2015. The Company is subject to earnings and liquidity risks associated with the variable rate debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we have determined that, during the quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below, there are no material changes to the pending legal proceedings disclosed in our 2015 Form 10-K, under the heading Part I, Item 3, "Legal Proceedings" and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 under the heading Part II, Item 1, "Legal Proceedings."

Anderson Litigation

On December 12, 2014, defendants in the adversary action against certain insiders of Anderson News, L.L.C. and Anderson Services, L.L.C. (collectively, “Anderson”) moved for partial summary judgment seeking dismissal of the claims brought by American Media, Inc. and certain other creditors of Anderson.  The motion was denied by the Delaware bankruptcy court on June 11, 2015.

On August 20, 2015, the United States District Court for the Southern District of New York granted the motion for summary judgment filed by American Media, Inc., Distribution Services, Inc. (now known as In-Store Services, Inc.) and the other defendants, dismissing all of the claims by Anderson against all of the defendants, and granted in part the motions to strike certain of Anderson’s proposed expert testimony.  The court also granted the motion for summary judgment filed by Anderson dismissing the counterclaims filed by American Media, Inc. and the two other defendants which filed the counterclaim, but did not grant Anderson’s motion to strike defendants’ expert testimony.  On August 25, 2015, Anderson filed its notice of appeal of the court’s decision granting defendants’ motions.  On September 15, 2015, American Media, Inc. filed its notice of appeal of the court’s decision granting the motion for summary judgment dismissing the counterclaim.  Anderson’s brief in support of its appeal is due on December 8, 2015.

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

AMERICAN MEDIA, INC.

Dated:	November 16, 2015	by:	/s/ David J. Pecker
David J. Pecker
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	November 16, 2015	by:	/s/ Christopher V. Polimeni
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
The following materials from American Media Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Stockholders' Deficit, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*		Filed herewith.
**		Furnished herewith.