Form 10-Q
period 2015-12-31
AMERICAN MEDIA INC
filed 2016-02-16
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

There is no public market for the registrant’s common stock. The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of January 31, 2016 was 100.

AMERICAN MEDIA, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended December 31, 2015

American Media, Inc. and its consolidated subsidiaries are referred to in this Quarterly Report on Form 10-Q (this "Quarterly Report") as American Media, AMI, the Company, we, our and us.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report for the fiscal quarter ended December 31, 2015 contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements relate to our current beliefs regarding future events or our future operating or financial performance. By their nature, forward-looking statements involve risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2015	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($301 and $880 related to VIEs, respectively)	$922	$3,452
Trade receivables, net of allowance for doubtful accounts of $3,081 and $3,281, respectively ($1 related to VIEs)	19,577	39,412
Inventories ($0 and $95 related to VIEs, respectively)	834	873
Prepaid expenses and other current assets ($197 and $198 related to VIEs, respectively)	11,800	11,356
Total current assets	33,133	55,093
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	3,748	3,801
Furniture, fixtures and equipment	41,120	43,979
Less – accumulated depreciation	(33,971)	(30,230)
Total property and equipment, net ($15 and $25 related to VIEs, respectively)	10,897	17,550
OTHER ASSETS:
Deferred debt costs, net	4,560	6,383
Deferred rack costs, net	3,888	4,824
Investments in affiliates	1,419	803
Other long-term assets	2,830	3,193
Total other assets	12,697	15,203
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	153,998	153,998
Other identified intangibles, net of accumulated amortization of $135,580 and $122,791, respectively ($6,000 related to VIEs)	212,804	224,181
Total goodwill and other identified intangible assets, net	366,802	378,179
TOTAL ASSETS	$423,529	$466,025

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ($19 and $43 related to VIEs, respectively)	$9,787	$15,781
Accrued expenses and other liabilities ($0 and $194 related to VIEs, respectively)	29,381	44,015
Accrued interest	2,831	10,075
Deferred revenues ($0 and $589 related to VIEs, respectively)	25,618	26,734
Total current liabilities	67,617	96,605
NON-CURRENT LIABILITIES:
Senior secured notes, net	308,306	309,569
Revolving credit facility	18,200	14,700
Other non-current liabilities	8,239	8,352
Deferred income taxes	35,584	70,747
Total liabilities	437,946	499,973
COMMITMENTS AND CONTINGENCIES (see Note 11)
Redeemable noncontrolling interests (see Note 9)	3,000	3,000
STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 100 shares authorized, issued and outstanding as of December 31, 2015 and March 31, 2015, respectively	—	—
Additional paid-in capital	945,037	945,037
Accumulated deficit	(962,024)	(981,593)
Accumulated other comprehensive loss	(430)	(392)
Total stockholders' deficit	(17,417)	(36,948)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$423,529	$466,025

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
OPERATING REVENUES:
Circulation	$38,191	$43,982	$112,438	$127,003
Advertising	15,693	15,711	49,578	47,211
Other	1,260	452	11,168	10,741
Total operating revenues	55,144	60,145	173,184	184,955
OPERATING EXPENSES:
Editorial	5,480	6,193	18,645	21,177
Production	12,475	14,784	42,256	51,329
Distribution, circulation and other costs	8,908	9,577	26,582	29,767
Selling, general and administrative	15,899	19,217	45,953	64,213
Depreciation and amortization	6,513	3,947	19,858	9,985
Impairment of goodwill and intangible assets	—	—	—	18,458
Total operating expenses	49,275	53,718	153,294	194,929
OPERATING INCOME (LOSS)	5,869	6,427	19,890	(9,974)
OTHER EXPENSES:
Interest expense	(9,608)	(11,468)	(29,308)	(39,267)
Amortization of deferred debt costs	(887)	(487)	(2,603)	(2,544)
Other income (expense)	—	3,479	(39)	3,778
Total other expenses, net	(10,495)	(8,476)	(31,950)	(38,033)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,626)	(2,049)	(12,060)	(48,007)
INCOME TAX BENEFIT	(2,338)	(12,405)	(32,642)	(17,552)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,288)	10,356	20,582	(30,455)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(403)	—	(407)
NET INCOME (LOSS)	(2,288)	9,953	20,582	(30,862)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(27)	7	(1,013)	(1,208)
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,315)	$9,960	$19,569	$(32,070)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
NET INCOME (LOSS)	$(2,288)	$9,953	$20,582	$(30,862)
Foreign currency translation adjustment	(37)	(63)	(38)	(111)
Comprehensive income (loss)	(2,325)	9,890	20,544	(30,973)
Less: comprehensive (income) loss attributable to noncontrolling interests	(27)	7	(1,013)	(1,208)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,352)	$9,897	$19,531	$(32,181)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share information)

	Nine Months Ended December 31, 2015
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Total	capital	deficit	loss	deficit
BALANCE, BEGINNING OF PERIOD	100	$—	$945,037	$(981,593)	$(392)	$(36,948)
Net income	—	—	—	19,569	—	19,569
Foreign currency translation	—	—	—	—	(38)	(38)
BALANCE, END OF PERIOD	100	$—	$945,037	$(962,024)	$(430)	$(17,417)

	Nine Months Ended December 31, 2014
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Total	capital	deficit	loss	deficit
BALANCE, BEGINNING OF PERIOD	10,000,000	$1	$822,723	$(954,466)	$(231)	$(131,973)
Net loss	—	—	—	(32,070)	—	(32,070)
Foreign currency translation	—	—	—	—	(111)	(111)
Issuance of common stock	1,172,250	—	205	—	—	205
Retirement of common stock	(11,172,150)	(1)	1	—	—	—
Debt for equity conversion, net of expenses	—	—	121,535	—	—	121,535
Capital contribution	—	—	573	—	—	573
BALANCE, END OF PERIOD	100	$—	$945,037	$(986,536)	$(342)	$(41,841)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$20,582	$(30,862)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	19,858	10,825
Impairment of goodwill and intangible assets	—	18,458
Amortization of deferred debt costs	2,603	2,544
Amortization of deferred rack costs	3,852	4,249
Deferred income tax benefit	(33,445)	(14,617)
Non-cash payment-in-kind interest accretion	—	4,809
Provision for doubtful accounts	—	5,870
Gain on sale of assets	(15)	(3,417)
Other	(554)	2,434
Changes in operating assets and liabilities:
Trade receivables	19,927	4,303
Inventories	39	8,819
Prepaid expenses and other current assets	(2,134)	(2,249)
Deferred rack costs	(2,916)	(3,481)
Other long-term assets	363	153
Accounts payable	(5,992)	(6,597)
Accrued expenses and other liabilities	(14,497)	9,265
Accrued interest	(7,244)	(11,234)
Other non-current liabilities	(113)	(85)
Deferred revenues	(1,116)	4,528
Total changes in operating assets and liabilities	(13,683)	3,422
Net cash (used in) provided by operating activities	(802)	3,715
INVESTING ACTIVITIES
Purchases of property and equipment	(500)	(6,659)
Purchases of intangible assets	(1,334)	(2,520)
Proceeds from sale of assets	24	3,009
Distributions from affiliates	—	2,570
Net cash used in investing activities	(1,810)	(3,600)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	54,400	57,800
Repayments to revolving credit facility	(50,900)	(59,200)
Proceeds from issuance of senior secured notes	—	12,500
Senior secured notes repurchases	(2,000)	(5,975)
Capital contribution	—	573
Costs incurred in restructuring	—	(4,315)
Redemption premium payment	(118)	—
Payment of debt costs	(43)	—
Payments to noncontrolling interest holders of Olympia	(1,150)	(1,202)
Net cash provided by financing activities	189	181
Effect of exchange rate changes on cash	(107)	(248)
Net (decrease) increase in cash and cash equivalents	(2,530)	48
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,452	3,030
CASH AND CASH EQUIVALENTS, END OF PERIOD	$922	$3,078

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-cash property and equipment (incurred but not paid)	$—	$2
Non-cash debt for equity exchange	$—	$123,960
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

As of December 31, 2015, we own and operate a diversified portfolio of 10 publications; National Enquirer, Star, Globe, National Examiner, OK! and Soap Opera Digest are published weekly; Men's Fitness, Muscle & Fitness and Flex are published 10 times per year and Muscle & Fitness Hers is published bi-monthly.

Our fiscal year ends on March 31, 2016 and may be referred to herein as fiscal 2016.

Liquidity

The Company is highly leveraged. As of December 31, 2015, the Company had approximately $326.5 million of outstanding indebtedness, consisting of $308.3 million of senior secured notes and $18.2 million under the revolving credit facility.

As further described in Note 4, "Revolving Credit Facility," subsequent to December 31, 2015, the terms of the revolving credit facility were amended and restated to, among other things, extend the maturity date to June 2017 and modify the financial covenants in effect through the date of maturity.

Over the next year, the cash interest payments due under the Company's debt agreements are approximately $36.3 million and there are no scheduled principal payments due. As of December 31, 2015, the Company has $0.9 million of cash and $12.4 million available for borrowing pursuant to the revolving credit facility.

Several of our smaller wholesalers and our second-largest wholesaler, Source Interlink Distribution ("Source"), ceased operations during fiscal 2015. Since then we have transitioned the previous wholesalers' newsstand distribution to the two remaining major wholesalers. This transition had an immediate adverse impact on single copy newsstand sales and liquidity during fiscal 2015 and into the first half of fiscal 2016.

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

As a result of declining operating results and cash flow from operations. the Company implemented management action plans during fiscal 2016 that reduced expenses and capital expenditures. The management action plans included outsourcing technology and operation functions, digital content renegotiations, print order efficiencies and editorial and advertising sales staff consolidation.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventory write-downs during the nine months ended December 31, 2015 and 2014 were insignificant.

The Company is party to a long-term paper supply and purchasing agreement pursuant to which a third party manages all aspects of the Company's raw material paper inventory. As a result, the Company does not maintain raw material paper inventory. The finished product inventory, comprised of paper, production and distribution costs of future issues totaled $0.8 million and $0.9 million, respectively, at December 31, 2015 and March 31, 2015.

Concentrations

We rely on wholesalers for the retail distribution of our magazines. Several of our smaller wholesalers and our second-largest wholesaler, Source, ceased operations during fiscal 2015. A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business. As of December 31, 2015, single copy revenues consisted of copies distributed to retailers primarily by two major wholesalers.

During the nine months ended December 31, 2015 and 2014, The News Group accounted for approximately 20% and 19%, respectively, of our total operating revenues and The Hudson Group accounted for approximately 5% of our total operating revenues. We have multi-year service arrangements with our major wholesalers, which provide incentives to maintain certain levels of service.

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topic 205 and Topic 360) ("ASU 2014-08") which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity's continuing involvement with a discontinued operation following disposal, and retained equity method investments in a discontinued operation. ASU 2014-08 was effective for the Company on April 1, 2015. The adoption of ASU 2014-08 did not have an impact on the consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which simplifies the presentation of deferred tax assets and deferred tax liabilities. The new guidance no longer requires the presentation of current deferred tax assets and deferred tax liabilities on a classified balance sheet, rather requiring all to be presented as non-current. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company prospectively adopted this guidance in the third quarter of fiscal 2016. As required by this guidance, all deferred tax assets and liabilities are classified as non-current in our consolidated balance sheet as of December 31, 2015, which is a change from our historical presentation wherein certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. The March 31, 2015 balance sheet has not been retrospectively adjusted. As this guidance impacts presentation only, the adoption of ASU 2015-17 did not have an impact on the results of operations or cash flows.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern (Topic 205) ("ASU 2014-15"), which establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial position results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) ("ASU 2015-01"), which simplifies the income statement presentation by eliminating the concept of extraordinary items. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial position, results of operations or cash flows.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) ("ASU 2015-03"), which requires the presentation of debt issuance costs to be reflected as a reduction from the face amount of the related debt, with amortization recorded as interest expense, rather than recording as a deferred asset. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, and requires retrospective application. The Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial position, results of operations or cash flows, although it will change the financial statement classification of the deferred debt cost. As of December 31, 2015 and March 31, 2015, the Company had $4.6 million and $6.4 million of net deferred debt costs, respectively, included on the consolidated balance sheets. Under the new guidance, the net deferred debt costs would offset the carrying amount of the respective debt on the consolidated balance sheets.

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

Note 3 - Goodwill and Other Identified Intangible Assets

Goodwill

As of December 31, 2015 and March 31, 2015, the Company had goodwill with a carrying value of $154.0 million. The gross carrying amount and accumulated impairment losses of goodwill, as of December 31, 2015 and March 31, 2015, by reportable segment are as follows (in thousands):

	Celebrity Brands	Men's Active Lifestyle	Corporate and Other	Total
Goodwill	$428,518	$116,806	$13,680	$559,004
Accumulated impairment losses	(304,595)	(89,336)	(11,075)	(405,006)
Goodwill, net of impairment losses	$123,923	$27,470	$2,605	$153,998

Other Identified Intangible Assets

Other identified intangible assets are comprised of the following (in thousands):

	Range of lives (in years)	December 31, 2015	March 31, 2015
Intangible assets subject to amortization:
Tradenames	15 - 27	$220,527	$46,166
Subscriber lists	3 - 15	32,702	32,702
Customer relationships	5 - 10	2,300	2,300
Other intangible assets	3	9,045	7,620
Total gross intangible assets subject to amortization		264,574	88,788
Accumulated amortization		(57,770)	(44,970)
Total net intangible assets subject to amortization		206,804	43,818
Intangible assets not subject to amortization	Indefinite	6,000	180,363
Total other identified intangible assets, net		$212,804	$224,181

Effective April 1, 2015, certain tradenames with a net carrying value totaling approximately $174.4 million that were previously assigned indefinite lives have been assigned finite lives of 15 years. During the nine months ended December 31, 2015, the amortization expense of these tradenames totaled approximately $8.7 million.

Amortization expense of intangible assets was $12.8 million and $2.9 million during the nine months ended December 31, 2015 and 2014, respectively. Based on the carrying value of identified intangible assets recorded at December 31, 2015, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2016	$4,330
2017	16,200
2018	15,290
2019	14,736
2020	14,501
Thereafter	141,747
$206,804

Impairments

The Company did not record any impairment charges during the nine months ended December 31, 2015. The Company continues to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company's financial statements and impairment charges to the Company's goodwill or other identified intangible assets in future periods could be material to the Company's results of operations.

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

Note 4 - Revolving Credit Facility

The Company maintains a revolving credit facility that provides for borrowing up to $35.0 million, less outstanding letters of credit, which matures in December 2016 (the "Revolving Credit Facility"). The Investors became a lending party to the Revolving Credit Facility in March 2015 and represent a commitment of approximately 42% of the Revolving Credit Facility.

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the Revolving Credit Facility has ranged from 8.00% to 8.25% during the nine months ended December 31, 2015 and 2014. In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during the nine months ended December 31, 2015 and 2014 were insignificant.

During the nine months ended December 31, 2015, the Company borrowed $54.4 million and repaid $50.9 million under the Revolving Credit Facility. At December 31, 2015, the Company had available borrowing capacity of $12.4 million after considering the $18.2 million outstanding balance and the $4.4 million outstanding letter of credit.

As further discussed below, in February 2016, the Company amended the Revolving Credit Facility (the "Amended Revolver") to, among other things, extend the maturity date to June 2017 and modify the financial covenants in effect through the date of maturity.

The outstanding balance of $18.2 million at December 31, 2015 is included in non-current liabilities, as the maturity date of the Amended Revolver is June 2017.

The indebtedness under the Revolving Credit Facility, as amended, is guaranteed by certain of the domestic subsidiaries of the Company and is secured by liens on substantially all the assets of the Company and certain of its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all the issued and outstanding shares of, or other equity interests in, certain of the Company's existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its existing or subsequently acquired or organized foreign subsidiaries.

Covenants

Our Revolving Credit Facility, as amended, includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a first lien leverage ratio, a consolidated leverage ratio and an interest coverage ratio. The Revolving Credit Facility, as amended, also contain certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. With respect to the dividend restrictions, there is a cap on the total amount of cash available for distribution to our common stockholders.

With regard to the financial maintenance covenants, the first lien leverage ratio covenant must be equal to or less than 4.50 to 1.00 from April 1, 2015 through December 2016. The consolidated leverage ratio covenant must be equal to or less than 5.50 to 1.00 from October 1, 2015 through December 2016. The interest coverage ratio must be equal to or greater than 1.50 to 1.00 from April 1, 2015 through December 2016.

As of December 31, 2015, the Company was in compliance with its covenants under the Revolving Credit Facility.

Although there can be no assurances, management believes that, based on current expectations (including expected borrowings and repayments under the Amended Revolver), the Company's operating results for fiscal 2016 will be sufficient to satisfy the financial covenants under the Amended Revolver. The Company’s ability to satisfy the financial covenants is dependent on the business performing in accordance with its expectations.  If the performance of the Company’s business deviates significantly from its expectations, the Company may not be able to satisfy such financial covenants.  The Company's expectations are subject to a number of factors, many of which are events beyond its control, which could cause its actual results to differ materially from its expectations. If the Company does not comply with its financial covenants, the Company will be in default under the Amended Revolver.

Amended Revolver

In February 2016, the Company, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party to the Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into the Amended Revolver with the lenders (the “Consenting Lenders”) constituting the Required Lenders (as defined in the Revolving Credit Facility) to, among other things, extend the maturity date to June 2017, modify the financial covenants in effect through the date of maturity, and provide for certain other provisions.

With regard to the financial covenants, the first lien leverage ratio covenant must be equal to or less than 4.25 to 1.00 from January 1, 2016 through June 2017, provided that the first lien leverage ratio covenant will be lowered to 4.00 to 1.00 if the outstanding aggregate principal amount of the Company's first lien notes is less than $250 million. The consolidated leverage ratio covenant must be equal to or less than 5.25 to 1.00 from January 1, 2016 through June 2017, provided that the consolidated leverage ratio covenant will be lowered to 5.00 to 1.00 if the outstanding principal amount of the Company's first lien notes is less than $250 million. The interest coverage ratio was not amended and must be equal to or greater than 1.50 to 1.00 from January 1, 2016 through June 2017.

Note 5 - Senior Secured Notes

Our senior secured notes are comprised of the first lien notes, the second lien notes and the new second lien notes and are collectively referred to herein as the "Senior Secured Notes" and consisted of the following (in thousands):

	December 31, 2015	March 31, 2015
First Lien Notes	$273,175	$275,175
Second Lien Notes	2,198	2,198
New Second Lien Notes	39,024	39,024
Unamortized discount	(6,091)	(6,828)
Total debt obligations	308,306	309,569
Less: current portion of long-term debt	—	—
Noncurrent debt obligations	$308,306	$309,569

The future maturities of the Senior Secured Notes as of December 31, 2015 are as follows (in thousands):

Fiscal Year	Amount
2016	$—
2017	—
2018	273,175
2019	2,198
2020	—
Thereafter	39,024
Total future maturities	314,397
Unamortized discount	(6,091)
Total debt obligations	$308,306

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

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

		December 31, 2015		March 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
First Lien Notes	Level 2	$273,175	$271,809	$275,175	$282,742
Second Lien Notes	Level 2	2,198	2,060	2,198	2,337
New Second Lien Notes	Level 2	32,933	38,409	32,196	33,655

The fair value of the First Lien Notes, the Second Lien Notes and the New Second Lien Notes is estimated using quoted market prices for the same or similar issues.

As of December 31, 2015 and March 31, 2015, the Company did not have financial assets or liabilities that would require measurement on a recurring basis, based on the guidance in ASC 820. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and the Revolving Credit Facility. The carrying amount of these accounts approximates fair value.

Assets measured at fair value on a nonrecurring basis

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. The Company did not record any impairment charges during the nine months ended December 31, 2015. During an evaluation of goodwill and other identified intangible assets at September 30, 2014, the carrying value of goodwill and tradenames for certain reporting units exceeded fair value. See Note 3, "Goodwill and Other Identified Intangible Assets," for further discussion on measuring the Company's non-financial assets, specifically goodwill and tradenames.

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

As discussed in Note 2, "Summary of Significant Accounting Policies," the Company prospectively adopted ASU 2015-17 in the third quarter of fiscal 2016. As required by this guidance, all deferred tax assets and liabilities are classified as non-current in our consolidated balance sheet as of December 31, 2015, which is a change from our historical presentation wherein certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. The March 31, 2015 balance sheet has not been retrospectively adjusted.

Note 8 - Related Party Transactions

As discussed in Note 4, "Revolving Credit Facility," in March 2015, the Investors became a lending party to the Revolving Credit Facility and represent a commitment of approximately 42% of the Revolving Credit Facility.

As discussed in Note 5, "Senior Secured Notes," during the first quarter of fiscal 2016, the Company repurchased approximately $2.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, in the open market from the Investors.

Mr. Elkins, a former member of our Board of Directors provided certain financial advisory services to the Company through Roxbury Advisory, LLC ("Roxbury"), a company controlled by Mr. Elkins, while he was a member of our Board of Directors. In August 2014, the consulting agreement between Roxbury and the Company was terminated. Payments for the services received from Roxbury totaled $50,000 during nine months ended December 31, 2014 and the Company had no outstanding payables to Roxbury at December 31, 2015 or March 31, 2015.

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

Effective September 2015, the Company and the other limited liability company member agreed that the distributions made, by Olympia, to the other limited liability company member would be $1.0 million per year, without deduction or offset, and would represent the only distribution payments to which the other limited liability company member would be entitled to as a member of Olympia. Olympia's net income attributable to noncontrolling interests during the nine months ended December 31, 2015 was $1.0 million and during the nine months ended December 31, 2014 was $1.3 million.

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

The operating results of ZAM were insignificant to the Company's unaudited condensed consolidated financial statements during the three and nine months ended December 31, 2015 and 2014.

Redeemable Noncontrolling Interests

The following table reconciles equity attributable to the redeemable noncontrolling interests (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Balance, beginning of period	$4,000	$4,259	$3,000	$3,000
Capital distributions	(1,000)	(1,202)	(1,000)	(1,202)
Net income attributable to noncontrolling interests	—	43	1,000	1,302
Other	—	(100)	—	(100)
Balance, end of period	$3,000	$3,000	$3,000	$3,000

Unconsolidated Joint Ventures

We have other joint ventures that we do not consolidate as we lack the power to direct the activities that significantly impact the economic performance of these entities. The Company's investments in affiliates are carried at the fair value of the investment consideration at the date acquired, plus the Company's equity in undistributed earnings from that date. Unless otherwise disclosed below, the operating results of our unconsolidated joint ventures were insignificant to the Company's unaudited condensed consolidated financial statements during the three and nine months ended December 31, 2015 and 2014.

Radar Online, LLC

In October 2008, the Company entered into a limited liability company agreement to form Radar Online, LLC, a joint venture ("Radar"), to manage Radar Online, a website focusing on celebrity and entertainment news. Though the Company owns 50% of Radar and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Radar using the equity method. The operating results of Radar were insignificant to the Company’s unaudited condensed consolidated financial statements for the nine months ended December 31, 2015 and 2014. The management fees receivable from Radar totaled $2.0 million and $1.9 million as of December 31, 2015 and March 31, 2015, respectively, and is presented within other long-term assets in the accompanying unaudited condensed consolidated financial statements.

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

The membership interest and cash contribution in Select were adjusted in September 2014, pursuant to a one-time retroactive adjustment back to September 2013. The Company's membership interest was replaced with a participation interest in the earnings of Select and the initial capital contribution was refunded to the Company in October 2014 along with the distribution of the Company's participation interest for the twelve months ended August 31, 2014.

In June 2015, the Company's participation interest in Select was modified and Select redeemed the Company's interest in Select for approximately $1.7 million, which is reflected in other revenues in the accompanying unaudited condensed consolidated financial statements. The proceeds were received in July 2015.

Note 10 - Dispositions

Shape, Fit Pregnancy and Natural Health

In January 2015, the Company and Weider Publications, LLC, a wholly-owned subsidiary of the Company, entered into an asset purchase agreement (the "Purchase Agreement") with Meredith Corporation ("Meredith"). The Purchase Agreement provided for the sale of the Company's Shape, Fit Pregnancy and Natural Health brands and magazines, which comprised its Women's Active Lifestyle segment. The Company received the initial cash consideration of $60.0 million on January 30, 2015 when the transaction closed. The Company is further entitled to additional consideration (the "Additional Consideration"), in the form of a one-time payment, following the completion of Meredith's 2018 fiscal year on June 30, 2018. The Additional Consideration, up to $60.0 million, will be based upon 40% of the accumulated adjusted operating profit of the combination of the Company's Shape brand and Meredith's Fitness brand.

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

Discontinued Operations

Net revenue, pre-tax income from discontinued operations, income tax provision and loss from discontinued operations, net of income taxes are as follows, in thousands:

	Three Months Ended	Nine Months Ended
	December 31, 2014
Net revenue	$10,540	$38,171
Pre-tax income from discontinued operations	104	2,976
Income tax provision	507	3,383
Loss from discontinued operations, net of income taxes	$(403)	$(407)

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

On December 15, 2014, the parties in the Anderson Action filed motions for summary judgment and to strike certain proposed expert testimony. On August 20, 2015, the District Court granted the summary judgment filed by American Media, Inc., DSI and the other defendants, dismissing all of Anderson’s claims against defendants, and granted in part the motions to strike certain of Anderson’s proposed expert testimony. The court also granted summary judgment dismissing the counterclaims filed by American Media, Inc. and the two other defendants, but did not grant Anderson’s motion to strike defendants’ expert testimony. On August 25, 2015, Anderson filed its notice of appeal of the District Court’s decision granting defendants’ motions. On September 15, 2015, American Media, Inc. filed its notice of appeal of the District Court’s decision granting the motion for summary judgment dismissing the counterclaim. Anderson filed its appellate brief with the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”) on December 8, 2015. American Media, Inc. and DSI will file their appellate brief with the Court of Appeals by March 8, 2016. The briefing of the appeals should be completed in May 2016.

Anderson is in chapter 11 bankruptcy proceedings in Delaware bankruptcy court. On June 10, 2010, American Media, Inc. filed a proof of claim in that proceeding for $5.6 million (which it amended on December 3, 2013 to reflect the counterclaim (described above) it planned to file in the Anderson Action), but Anderson asserts that it has no assets to pay unsecured creditors like American Media, Inc. An independent court-appointed examiner has identified claims that Anderson could assert against Anderson insiders in excess of $340.0 million.

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

In addition, because the focus of some of our publications often involves celebrities and controversial subjects, the risk of defamation or invasion of privacy litigation exists. Our experience indicates that the claims for damages made in celebrity lawsuits are usually inflated and such lawsuits are usually defensible and, in any event, any reasonably foreseeable material liability or settlement would likely be covered by insurance, subject to any applicable deductible and limit. We also periodically evaluate and assess the risks and uncertainties associated with our pending litigation disregarding the existence of insurance that would cover liability for such litigation. At present, in the opinion of management, after consultation with outside legal counsel, the liability resulting from pending litigation, even if insurance were not available, is not expected to have a material effect on our consolidated financial statements.

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

Segment information for the three and nine months ended December 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Operating revenues
Celebrity Brands	$41,943	$45,506	$125,877	$135,116
Men's Active Lifestyle	11,396	12,325	43,093	44,973
Corporate and Other	1,805	2,314	4,214	4,866
Total operating revenues	$55,144	$60,145	$173,184	$184,955
Operating income (loss)
Celebrity Brands	$14,846	$18,275	$43,437	$49,026
Men's Active Lifestyle (1)	2,387	2,191	10,911	(7,682)
Corporate and Other	(11,364)	(14,039)	(34,458)	(51,318)
Total operating income (loss)	$5,869	$6,427	$19,890	$(9,974)
Depreciation and amortization
Celebrity Brands	$3,292	$409	$9,861	$1,366
Men's Active Lifestyle	964	912	2,891	1,440
Corporate and Other	2,257	2,626	7,106	7,179
Total depreciation and amortization	$6,513	$3,947	$19,858	$9,985
Impairment of goodwill and intangible assets
Men's Active Lifestyle	$—	$—	$—	$17,403
Corporate and Other	—	—	—	1,055
Total impairment of goodwill and intangible assets	$—	$—	$—	$18,458
Amortization of deferred rack costs
Celebrity Brands	$1,129	$1,337	$3,809	$3,923
Men's Active Lifestyle	20	18	43	46
Total amortization of deferred rack costs	$1,149	$1,355	$3,852	$3,969

(1) Includes impairment charge of $17.4 million to reduce the carrying value of goodwill and tradenames during the nine months ended December 31, 2014. See Note 3, "Goodwill and Other Identified Intangible Assets" for further discussion.

Segment information for the assets employed as of December 31, 2015 and March 31, 2015 are as follows (in thousands):

Total Assets	December 31, 2015	March 31, 2015
Celebrity Brands	$315,520	$330,850
Men's Active Lifestyle	79,625	86,775
Corporate and Other (2)	28,384	48,400
Total assets	$423,529	$466,025

(2) Amounts are primarily comprised of inventories, prepaid expenses, property and equipment, deferred debt costs and certain other assets.

Geographic Data

The Company operates principally in two geographic areas, the United States of America and Europe. There were no significant transfers between geographic areas during the three and nine months ended December 31, 2015 and 2014. The following tables present revenue by geographic area for the three and nine months ended December 31, 2015 and 2014 and the assets employed as of December 31, 2015 and March 31, 2015 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Operating revenues:
United States of America	$53,876	$57,698	$168,780	$176,715
Europe	1,268	2,447	4,404	8,240
Total operating revenues	$55,144	$60,145	$173,184	$184,955

	December 31, 2015	March 31, 2015
Assets:
United States of America	$416,725	$458,197
Europe	6,804	7,828
Total assets	$423,529	$466,025

Note 13 - Capital Structure

The Company has authorized 100 shares of $0.0001 par value common stock. At December 31, 2015, there were 100 shares of common stock issued and outstanding. As discussed in Note 1, "Nature of the Business," the Company is a wholly-owned subsidiary of the Parent, which is controlled by the Investors pursuant to the Merger.

We did not make any dividend payments during the nine months ended December 31, 2015 and 2014, and we do not anticipate paying any dividends on our common stock in the foreseeable future. The terms of our Revolving Credit Facility, as amended, restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends. With respect to the dividend restriction, the Revolving Credit Facility, as amended, and the indentures governing the Senior Secured Notes include a cap on the total amount of cash available for distribution to our common stockholders.

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$97	$825	$—	$922
Trade receivables, net	—	19,186	391	—	19,577
Inventories	—	813	21	—	834
Prepaid expenses and other current assets	—	16,872	415	(5,487)	11,800
Total current assets	—	36,968	1,652	(5,487)	33,133
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,748	—	—	3,748
Furniture, fixtures and equipment	—	41,080	40	—	41,120
Less – accumulated depreciation	—	(33,946)	(25)	—	(33,971)
Total property and equipment, net	—	10,882	15	—	10,897
OTHER ASSETS:
Deferred debt costs, net	4,560	—	—	—	4,560
Deferred rack costs, net	—	3,888	—	—	3,888
Investments in affiliates	545,140	(497)	—	(543,224)	1,419
Other long-term assets	57,794	2,830	—	(57,794)	2,830
Due from affiliates	—	299,714	—	(299,714)	—
Total other assets	607,494	305,935	—	(900,732)	12,697
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	149,488	4,510	—	153,998
Other identified intangibles, net	—	206,804	6,000	—	212,804
Total goodwill and other identified intangible assets	—	356,292	10,510	—	366,802
TOTAL ASSETS	$607,494	$710,077	$12,177	$(906,219)	$423,529

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable
Accounts payable	$—	$9,762	$25	$—	$9,787
Accrued expenses and other liabilities	—	24,062	5,319	—	29,381
Accrued interest	2,831	—	—	—	2,831
Deferred revenues	—	25,506	112	—	25,618
Total current liabilities	2,831	59,330	5,456	—	67,617
NON-CURRENT LIABILITIES:
Senior secured notes	308,306	—	—	—	308,306
Revolving credit facility	18,200	—	—	—	18,200
Other non-current liabilities	—	8,239	—	—	8,239
Deferred income taxes	—	99,105	(240)	(63,281)	35,584
Due to affiliates	295,574	—	4,140	(299,714)	—
Total liabilities	624,911	166,674	9,356	(362,995)	437,946
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(17,417)	543,403	(179)	(543,224)	(17,417)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$607,494	$710,077	$12,177	$(906,219)	$423,529

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,040	$2,412	$—	$3,452
Trade receivables, net	—	38,058	1,354	—	39,412
Inventories	—	739	134	—	873
Prepaid expenses and other current assets	—	16,207	636	(5,487)	11,356
Total current assets	—	56,044	4,536	(5,487)	55,093
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,801	—	—	3,801
Furniture, fixtures and equipment	—	43,189	790	—	43,979
Less – accumulated depreciation	—	(29,465)	(765)	—	(30,230)
Total property and equipment, net	—	17,525	25	—	17,550
OTHER ASSETS:
Deferred debt costs, net	6,383	—	—	—	6,383
Deferred rack costs, net	—	4,824	—	—	4,824
Investments in affiliates	587,126	224	—	(586,547)	803
Other long-term assets	—	3,193	—	—	3,193
Due from affiliates	—	300,246	—	(300,246)	—
Total other assets	593,509	308,487	—	(886,793)	15,203
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	149,488	4,510	—	153,998
Other identified intangibles, net	—	218,181	6,000	—	224,181
Total goodwill and other identified intangible assets	—	367,669	10,510	—	378,179
TOTAL ASSETS	$593,509	$749,725	$15,071	$(892,280)	$466,025

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$15,434	$347	$—	$15,781
Accrued expenses and other liabilities	—	104,580	5,393	(65,958)	44,015
Accrued interest	10,075	—	—	—	10,075
Deferred revenues	—	25,718	1,016	—	26,734
Total current liabilities	10,075	145,732	6,756	(65,958)	96,605
NON-CURRENT LIABILITIES:
Senior secured notes	309,569	—	—	—	309,569
Revolving credit facility	14,700	—	—	—	14,700
Other non-current liabilities	—	8,352	—	—	8,352
Deferred income taxes	—	10,250	26	60,471	70,747
Due to affiliates	296,113	—	4,133	(300,246)	—
Total liabilities	630,457	164,334	10,915	(305,733)	499,973
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(36,948)	585,391	1,156	(586,547)	(36,948)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$593,509	$749,725	$15,071	$(892,280)	$466,025

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$38,082	$109	$—	$38,191
Advertising	—	15,693	—	—	15,693
Other	—	904	356	—	1,260
Total operating revenues	—	54,679	465	—	55,144
OPERATING EXPENSES:
Editorial	—	5,276	204	—	5,480
Production	—	12,132	343	—	12,475
Distribution, circulation and other cost of sales	—	8,866	42	—	8,908
Selling, general and administrative	—	15,969	(70)	—	15,899
Depreciation and amortization	—	6,510	3	—	6,513
Total operating expenses	—	48,753	522	—	49,275
OPERATING INCOME	—	5,926	(57)	—	5,869
OTHER EXPENSES:
Interest expense	(9,169)	(438)	(1)	—	(9,608)
Amortization of deferred debt costs	(887)	—	—	—	(887)
Other expenses, net	—	—	—	—	—
Total other expense, net	(10,056)	(438)	(1)	—	(10,495)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(10,056)	5,488	(58)	—	(4,626)
PROVISION FOR INCOME TAXES	6,054	(8,510)	118	—	(2,338)
EQUITY (LOSSES) IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	13,795	(187)	—	(13,608)	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,315)	13,811	(176)	(13,608)	(2,288)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	—	—	—
NET INCOME (LOSS)	(2,315)	13,811	(176)	(13,608)	(2,288)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(27)	—	(27)
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,315)	$13,811	$(203)	$(13,608)	$(2,315)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET INCOME (LOSS)	$(2,315)	$13,811	$(176)	$(13,608)	$(2,288)
Foreign currency translation adjustment	—	—	(37)	—	(37)
Comprehensive income (loss)	$(2,315)	$13,811	$(213)	$(13,608)	$(2,325)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(27)	—	(27)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(2,315)	$13,811	$(240)	$(13,608)	$(2,352)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$112,183	$255	$—	$112,438
Advertising	—	49,578	—	—	49,578
Other	—	3,981	7,187	—	11,168
Total operating revenues	—	165,742	7,442	—	173,184
OPERATING EXPENSES:
Editorial	—	18,050	595	—	18,645
Production	—	38,279	3,977	—	42,256
Distribution, circulation and other cost of sales	—	26,451	131	—	26,582
Selling, general and administrative	—	45,413	540	—	45,953
Depreciation and amortization	—	19,848	10	—	19,858
Total operating expenses	—	148,041	5,253	—	153,294
OPERATING INCOME	—	17,701	2,189	—	19,890
OTHER EXPENSES:
Interest expense	(27,938)	(1,321)	(49)	—	(29,308)
Amortization of deferred debt costs	(2,603)	—	—	—	(2,603)
Other expenses, net	—	1	(40)	—	(39)
Total other expense, net	(30,541)	(1,320)	(89)	—	(31,950)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(30,541)	16,381	2,100	—	(12,060)
PROVISION FOR INCOME TAXES	(33,687)	744	301	—	(32,642)
EQUITY (LOSSES) IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	16,423	(1,298)	—	(15,125)	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	19,569	14,339	1,799	(15,125)	20,582
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	—	—	—
NET INCOME (LOSS)	19,569	14,339	1,799	(15,125)	20,582
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,013)	—	(1,013)
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$19,569	$14,339	$786	$(15,125)	$19,569
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET INCOME (LOSS)	$19,569	$14,339	$1,799	$(15,125)	$20,582
Foreign currency translation adjustment	—	—	(38)	—	(38)
Comprehensive income (loss)	19,569	14,339	1,761	(15,125)	20,544
Less: comprehensive loss attributable to noncontrolling interests	—	—	(1,013)	—	(1,013)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$19,569	$14,339	$748	$(15,125)	$19,531

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$43,099	$883	$—	$43,982
Advertising	—	14,341	1,370	—	15,711
Other	—	327	125	—	452
Total operating revenues	—	57,767	2,378	—	60,145
OPERATING EXPENSES:
Editorial	—	5,885	308	—	6,193
Production	—	14,128	656	—	14,784
Distribution, circulation and other cost of sales	—	9,138	439	—	9,577
Selling, general and administrative	—	18,641	576	—	19,217
Depreciation and amortization	—	3,924	23	—	3,947
Total operating expenses	—	51,716	2,002	—	53,718
OPERATING INCOME	—	6,051	376	—	6,427
OTHER EXPENSES:
Interest expense	(11,463)	(3)	(2)	—	(11,468)
Amortization of deferred debt costs	(487)	—	—	—	(487)
Other income	—	3,479	—	—	3,479
Total other income (expenses), net	(11,950)	3,476	(2)	—	(8,476)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(11,950)	9,527	374	—	(2,049)
PROVISION FOR INCOME TAXES	—	(12,491)	86	—	(12,405)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	21,910	250	—	(22,160)	—
NET LOSS FROM CONTINUING OPERATIONS	9,960	22,268	288	(22,160)	10,356
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(403)	—	—	(403)
NET (LOSS) INCOME	9,960	21,865	288	(22,160)	9,953
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	7	—	7
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$9,960	$21,865	$295	$(22,160)	$9,960
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$9,960	$21,865	$288	$(22,160)	$9,953
Foreign currency translation adjustment	—	—	(63)	—	(63)
Comprehensive (loss) income	$9,960	$21,865	$225	$(22,160)	$9,890
Less: comprehensive income attributable to noncontrolling interests	—	—	7	—	7
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$9,960	$21,865	$232	$(22,160)	$9,897

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$123,385	$3,618	$—	$127,003
Advertising	—	42,928	4,283	—	47,211
Other	—	3,637	7,104	—	10,741
Total operating revenues	—	169,950	15,005	—	184,955
OPERATING EXPENSES:
Editorial	—	19,937	1,240	—	21,177
Production	—	45,323	6,006	—	51,329
Distribution, circulation and other cost of sales	—	28,060	1,707	—	29,767
Selling, general and administrative	—	62,063	2,150	—	64,213
Depreciation and amortization	—	9,918	67	—	9,985
Impairment of goodwill and intangible assets	—	18,458	—	—	18,458
Total operating expenses	—	183,759	11,170	—	194,929
OPERATING INCOME	—	(13,809)	3,835	—	(9,974)
OTHER EXPENSES:
Interest expense	(39,203)	(31)	(33)	—	(39,267)
Amortization of deferred debt costs	(2,544)	—	—	—	(2,544)
Other income	—	3,778	—	—	3,778
Total other income (expenses), net	(41,747)	3,747	(33)	—	(38,033)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(41,747)	(10,062)	3,802	—	(48,007)
PROVISION FOR INCOME TAXES	—	(17,858)	306	—	(17,552)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	9,677	985	—	(10,662)	—
NET LOSS FROM CONTINUING OPERATIONS	(32,070)	8,781	3,496	(10,662)	(30,455)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(407)	—	—	(407)
NET (LOSS) INCOME	(32,070)	8,374	3,496	(10,662)	(30,862)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,208)	—	(1,208)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(32,070)	$8,374	$2,288	$(10,662)	$(32,070)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(32,070)	$8,374	$3,496	$(10,662)	$(30,862)
Foreign currency translation adjustment	—	—	(111)	—	(111)
Comprehensive (loss) income	(32,070)	8,374	3,385	(10,662)	(30,973)
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,208)	—	(1,208)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(32,070)	$8,374	$2,177	$(10,662)	$(32,181)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(34,484)	$34,119	$(437)	$—	$(802)
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(500)	—	—	(500)
Purchase of intangible assets	—	(1,334)	—	—	(1,334)
Proceeds from sale of assets	—	24	—	—	24
Due from affiliates	—	(33,145)	—	33,145	—
Other	—	—	—	—	—
Net cash provided by (used in) investing activities	—	(34,955)	—	33,145	(1,810)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	54,400	—	—	—	54,400
Repayment to revolving credit facility	(50,900)	—	—	—	(50,900)
Senior secured notes repurchases	(2,000)	—	—	—	(2,000)
Redemption premium payment	(118)	—	—	—	(118)
Payment of debt costs	(43)	—	—	—	(43)
Payments to noncontrolling interest holder of Olympia	—	—	(1,150)	—	(1,150)
Due to affiliates	33,145	—	—	(33,145)	—
Net cash provided by (used in) financing activities	34,484	—	(1,150)	(33,145)	189
Effect of exchange rate changes on cash	—	(107)	—	—	(107)
Net increase (decrease) in cash and cash equivalents	—	(943)	(1,587)	—	(2,530)
Cash and cash equivalents, beginning of period	—	1,040	2,412	—	3,452
Cash and cash equivalents, end of period	$—	$97	$825	$—	$922

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(40,216)	$42,358	$1,573	$—	$3,715
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(6,659)	—	—	(6,659)
Purchase of intangible assets	—	(2,520)	—	—	(2,520)
Proceeds from sale of assets	—	3,009	—	—	3,009
Distributions from affiliates	—	2,570	—	—	2,570
Due from affiliates	—	(38,833)	—	38,833	—
Other	—	—	—	—	—
Net cash provided by (used in) investing activities	—	(42,433)	—	38,833	(3,600)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	57,800	—	—	—	57,800
Repayment to revolving credit facility	(59,200)	—	—	—	(59,200)
Proceeds from issuance of senior secured notes	12,500	—	—	—	12,500
Senior secured notes repurchases	(5,975)	—	—	—	(5,975)
Capital contribution	573	—	—	—	573
Costs incurred in restructuring	(4,315)	—	—	—	(4,315)
Payments to noncontrolling interest holder of Olympia	—	—	(1,202)	—	(1,202)
Due to affiliates	38,833	—	—	(38,833)	—
Net cash provided by (used in) financing activities	40,216	—	(1,202)	(38,833)	181
Effect of exchange rate changes on cash	—	(248)	—	—	(248)
Net increase (decrease) in cash and cash equivalents	—	(323)	371	—	48
Cash and cash equivalents, beginning of period	—	415	2,615	—	3,030
Cash and cash equivalents, end of period	$—	$92	$2,986	$—	$3,078

Note 15 - Subsequent Events

As discussed in Note 4, "Revolving Credit Facility," subsequent to December 31, 2015, the terms of the Revolving Credit Facility were amended to, among other things, extend the maturity date to June 2017 and modify the financial covenants in effect through the date of maturity.

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

EXECUTIVE SUMMARY

American Media, Inc., together with its subsidiaries (collectively, the "Company", "AMI", "we", "our" or "us"), is one of the largest publishers of celebrity and health and active lifestyle magazines in the United States, with a diversified portfolio of 10 publications that have a combined monthly print and digital audience of more than 39 million readers and monthly on-line audience of approximately 44 million readers.

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

RECENT DEVELOPMENTS AND MANAGEMENT ACTION PLANS

Recent Developments

Digital Initiatives

Our fully integrated print and digital sales team is comprised of more than 60 sales professionals, with a dozen digital brand champion sales staff across all the websites. We believe our structure is highly effective to respond to our advertisers' requests for integrated marketing solutions for combined print and digital, as well as digital-only programs. During the nine months ended December 31, 2015, our digital advertising revenue increased 52% over the comparable prior year period.

We have launched digital editions for all our brands on the following platforms: Texture, Apple newsstand, Google newsstand, Zinio, Amazon Kindle and Barnes & Noble's Nook.

Print Initiatives

The relaunch of Men's Fitness continues to attract new luxury goods advertisers. During the nine months ended December 31, 2015, total advertising revenues increased 17% for Men's Fitness as compared to the prior year period. Men's Fitness continues to attract new lifestyle advertisers including Energizer, FIJI Water, Louis Vuitton, Nautica, Ralph Lauren and SlimFast.

The success of Men's Fitness allowed us to reposition Muscle & Fitness in the marketplace to fill the gap in fitness and training content when Men's Fitness expanded its active lifestyle coverage. In addition to its current readers, the editorial for Muscle & Fitness also targets a new generation of fitness enthusiast by broadening the definition of what "fitness" really means. By expanding the editorial focus to include a wider range of fitness training, physique, cross training and mud races, Muscle & Fitness attracts a wider audience at the newsstand. In addition, we have been able to capture advertising targeted at fitness, in addition to weight training, such as that of Nike and Reebok.

Debt Initiatives

In February 2016, AMI amended and restated the revolving credit facility to, among other things, extend the maturity date from December 2016 to June 2017 and modify the financial covenants in effect through the date of maturity.

Wholesaler Disruption

Several of our smaller wholesalers and our second-largest wholesaler, Source Interlink Distribution ("Source"), ceased operations during fiscal 2015. Since then we have transitioned the previous wholesalers' newsstand distribution (approximately 25% of the market) to the two remaining major wholesalers. This transition had an immediate adverse impact on single copy newsstand sales and liquidity during fiscal 2015 and into the first half of fiscal 2016. We are beginning to see a stabilization in the newsstand sales and the wholesale supply chain currently consists of private companies, owned by billionaires, that have been in the distribution business for decades.

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

RESULTS OF OPERATIONS

The following table provides a summary of our operating results for the three and nine months ended December 31, 2015 and 2014 on a consolidated basis:

	Three Months Ended December 31,		% Change	Nine Months Ended December 31,		% Change
(dollars in thousands)	2015	2014		2015	2014
Operating revenues:
Circulation	$38,191	$43,982	(13)%	$112,438	$127,003	(11)%
Advertising	15,693	15,711	—%	49,578	47,211	5%
Other	1,260	452	*	11,168	10,741	4%
Total operating revenues	55,144	60,145	(8)%	173,184	184,955	(6)%
Operating expenses	49,275	53,718	(8)%	153,294	194,929	(21)%
Operating income (loss)	5,869	6,427	(9)%	19,890	(9,974)	*
Other expense, net	(10,495)	(8,476)	(24)%	(31,950)	(38,033)	16%
Loss from continuing operations before income taxes	(4,626)	(2,049)	*	(12,060)	(48,007)	75%
Income tax benefit	(2,338)	(12,405)	81%	(32,642)	(17,552)	(86)%
Net income (loss) from continuing operations	(2,288)	10,356	*	20,582	(30,455)	*
Income (loss) from discontinued operations, net of taxes	—	(403)	*	—	(407)	*
Net income (loss)	(2,288)	9,953	*	20,582	(30,862)	*
Less: net (income) loss attributable to the noncontrolling interest	(27)	7	*	(1,013)	(1,208)	*
Net income (loss) attributable to American Media, Inc. and subsidiaries	$(2,315)	$9,960	*	$19,569	$(32,070)	*
* Represents an increase or decrease in excess of 100%.

Operating Revenues

Total operating revenues decreased 8% and 6%, respectively, during the three and nine months ended December 31, 2015 compared to the prior period primarily due to the overall decline in the consumer magazine market (14% and 12%, respectively).

Circulation revenue declined $5.8 million and $14.6 million, respectively, during the three and nine months ended December 31, 2015, compared to the prior year periods. This was due to the overall decline in the celebrity newsstand magazine market, coupled with the discontinuance of our special interest publications and the sale of our Country Weekly publication. Circulation revenue continues to be impacted during fiscal 2016 by the industry-wide disruption in our wholesaler channel as described above.

Total advertising revenue remained consistent during three months ended December 31, 2015 and increased $2.4 million during the nine months ended December 31, 2015, compared to the prior year periods, primarily due to an increase in digital advertising revenue.

Other revenue increased $0.8 million and $0.4 million, respectively, during the three and nine months ended December 31, 2015, compared to the prior year periods, primarily due the timing of joint venture losses recognized in prior periods.

The following table summarizes our operating revenues, by type, as a percentage of total operating revenues:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Circulation	69%	73%	65%	69%
Advertising	28%	26%	29%	26%
Other	3%	1%	6%	5%
Total	100%	100%	100%	100%

Circulation Revenue

Total circulation of our print publications with a frequency of six or more times per year was approximately 3.1 million and 3.4 million copies per issue during the nine months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, our print publications comprised approximately 25% of total U.S. and Canadian newsstand circulation for weekly publications that are audited by the Alliance for Audited Media.

Our circulation revenue represented 69% and 65% of our operating revenues during the three and nine months ended December 31, 2015, respectively, and 73% and 69% of our operating revenues during the comparable prior year periods. Our circulation revenue is comprised of the following components:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Single Copy	80%	80%	78%	78%
Subscription	20%	20%	22%	22%
Total	100%	100%	100%	100%

As of December 31, 2015, our digital subscriptions represent 17% of our 2.0 million paid subscriptions, the highest percentage among our competitive set. Digital subscription revenue represented 1% of our circulation revenue during the three and nine months ended December 31, 2015 and during the comparable prior year periods.

Circulation revenue declined $5.8 million and $14.6 million, respectively, during the three and nine months ended December 31, 2015, compared to the prior periods. Circulation revenue from our continuing publications declined $4.8 million and $9.9 million, respectively, due to the overall reduction in the celebrity magazine sector (14% and 12%, respectively) primarily caused by the industry-wide newsstand distribution disruption. Circulation revenue was further impacted by the planned discontinuance of our special interest publications ($0.5 million and $2.4 million, respectively) and the sale of our Country Weekly publication, in November 2014 ($0.5 million and $2.2 million, respectively).

Advertising Revenue

Our advertising revenue represented 28% and 29% of our operating revenues during the three and nine months ended December 31, 2015, respectively, and 26% of our operating revenues during the comparable prior year periods. Our advertising revenue is generated from the following components:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Print	75%	81%	79%	85%
Digital	25%	19%	21%	15%
Total	100%	100%	100%	100%

Advertising revenue remained consistent during the three months ended December 31, 2015 and increased $2.4 million during the nine months ended December 31, 2015, compared to the prior periods due to higher digital advertising ($0.9 million and $3.8 million), partially offset by the decline in print advertising ($0.7 million and $0.9 million) and the sale of Country Weekly ($0.1 million and $0.5 million).

Other Revenue

Other revenue represented 3% and 6%, respectively, of our operating revenues during the three and nine months ended December 31, 2015 and 1% and 5%, respectively, of our operating revenues during the comparable prior year periods.

During the three and nine months ended December 31, 2015, other revenue increased $0.8 million and $0.4 million, respectively, due to the timing of certain non-recurring revenue streams, partially offset by the reduction in publishing services.

Operating Expenses

The following table provides a summary of our operating expenses for the three and nine months ended December 31, 2015 and 2014 on a consolidated basis:

	Three Months Ended December 31,		% Change	Nine Months Ended December 31,		% Change
(dollars in thousands)	2015	2014		2015	2014
Operating expenses:
Editorial	$5,480	$6,193	(12)%	$18,645	$21,177	(12)%
Production	12,475	14,784	(16)%	42,256	51,329	(18)%
Distribution, circulation and other costs	8,908	9,577	(7)%	26,582	29,767	(11)%
Total cost of sales	26,863	30,554	(12)%	87,483	102,273	(14)%
Selling, general and administrative	15,899	19,217	(17)%	45,953	64,213	(28)%
Depreciation and amortization	6,513	3,947	65%	19,858	9,985	99%
Impairment of goodwill and intangible assets	—	—	—%	—	18,458	*
Total operating expenses	$49,275	$53,718	(8)%	$153,294	$194,929	(21)%
* Represents an increase or decrease in excess of 100%.

We incur most of our operating expenses during the production of our printed magazines, which includes costs for printing and paper. Paper is the principal raw material utilized in our publications. We have a long-term paper supply and purchasing agreement with the largest paper supply broker in the United States. Our paper broker manages all aspects of our raw material paper inventory. The price of paper is driven by market conditions and therefore difficult to predict. Changes in paper prices could significantly affect our business. We believe adequate supplies of paper are available to fulfill our current, as well as future, publishing requirements. We have long-term printing contracts with three major third-party printing companies.

Our production costs, including paper and printing expenses, accounted for approximately 25% and 28%, respectively, of our total operating expenses for the three and nine months ended December 31, 2015 and 28% and 26%, respectively, during the comparable prior year periods.

Distribution, circulation and other costs consist primarily of postage, as well as freight to our wholesalers and fulfillment companies for newsstand and subscription distribution. Distribution, circulation and other cost of sales accounted for approximately18% and 17%, respectively, of our operating expenses for the three and nine months ended December 31, 2015 and 18% and 15%, respectively, during the comparable prior year periods.

Total Cost of Sales

Total cost of sales decreased during the three and nine months ended December 31, 2015 compared to the prior periods, primarily due to planned expense reductions pursuant to the Management Action Plans in the following areas: editorial ($0.7 million and $2.5 million, respectively), production ($2.3 million and $9.1 million, respectively) and distribution and circulation ($0.7 million and $3.2 million, respectively).

Selling, General and Administrative

Selling, general and administrative expenses decreased $3.3 million during the three months ended December 31, 2015 compared to the prior year period due to the decrease in employee-related expenses. During the nine months ended December 31, 2015, expenses decreased $18.3 million compared to the prior year period due primarily to the decrease in employee-related expenses ($8.7 million), wholesaler-related bad debt expense ($5.4 million) and accounting and legal fees ($1.9 million).

Depreciation and Amortization

Depreciation and amortization expenses, which are non-cash, increased $2.6 million and $9.9 million during the three and nine months ended December 31, 2015 compared to the prior year periods, primarily due to the reclassification of certain tradenames from indefinite-lived to finite-lived.

Impairment of Goodwill and Intangible Assets

There were no impairment charges recorded during the three and nine months ended December 31, 2015.

During an evaluation of goodwill and other identified intangible assets during the three months ended December 31, 2014, we determined that indicators were present in certain reporting units that would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily the result of the near-term advertising revenue shortfall coupled with the continued softness in the print publication industry overall, which resulted in lowered future cash flow projections.

As a result, an interim impairment test of goodwill and identified intangible assets was performed for certain reporting units. The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the fair value. As a result, the Company recorded pre-tax non-cash impairment charge totaling $18.5 million for goodwill and tradenames during the three months ended December 31, 2014.

Non-Operating Items

Interest Expense

Interest expense decreased $1.9 million and $10.0 million during the three and nine months ended December 31, 2015, respectively, when compared to the prior year periods due to the reduction in the aggregate principal amount of senior secured notes outstanding.

Amortization of Deferred Debt Costs

Amortization of deferred debt costs increased $0.4 million and $0.1 million during the three and nine months ended December 31, 2015, respectively, when compared to the prior year periods due to the exchange, in January 2015, of certain senior secured notes.

Other Income (Expenses), Net

During the three and nine months ended December 31, 2015, other income decreased $3.5 million and $3.8 million, respectively, as compared to the prior year periods due to the $3.4 million gain on the sale of our Country Weekly publication in November 2014.

Income Taxes

We recorded an income tax benefit of $2.3 million and $32.6 million during the three and nine months ended December 31, 2015, respectively, primarily due to the release of the valuation allowance of $27.1 million. This was a direct result of the reclassification of certain tradenames from indefinite-lived to finite-lived effective April 1, 2015.

Net Income (Loss) Attributable to American Media, Inc.

The $2.3 million of net loss attributable to American Media, Inc. for the three months ended December 31, 2015 represents an $12.3 million decrease from the comparable prior year period. This was primarily due to the $10.1 million decrease in the benefit for income taxes and the $3.5 million decrease in other income, partially offset by the $1.9 million decrease in interest expenses and the $0.6 million increase in operating income.

The $19.6 million of net income attributable to American Media, Inc. for the nine months ended December 31, 2015 represents a $51.6 million improvement from the comparable prior year period. This improvement is primarily attributable to the $29.9 million increase in operating income, the $15.1 million increase in the benefit for income taxes coupled with the $10.0 million decrease in interest expense, partially offset by the $3.8 million decrease in other income.

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

Our operating segments consist of the following brands in print and digital, as of December 31, 2015:

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

Corporate and Other Segment

This segment includes revenues from international licensing of certain health and fitness publications, photo syndication for all our media content platforms and strategic management services for publishers, including back-office functions. Corporate overhead expenses are not allocated to other segments and are as follows: corporate executives, production, circulation, information technology, accounting, legal, human resources, business development and administrative department costs.

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

The following table summarizes our total operating revenues by segment:

	Three Months Ended December 31,		%	Nine Months Ended December 31,		%
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Segment operating revenues:
Celebrity Brands	$41,943	$45,506	(8)%	$125,877	$135,116	(7)%
Men's Active Lifestyle	11,396	12,325	(8)%	43,093	44,973	(4)%
Corporate and Other	1,805	2,314	(22)%	4,214	4,866	(13)%
Total operating revenues	$55,144	$60,145	(8)%	$173,184	$184,955	(6)%

Total operating revenues decreased $5.0 million and $11.8 million during the three and nine months ended December 31, 2015 due to the decline in the celebrity magazine sector (14% and 12%, respectively). These declines were partially offset by the increase in advertising and other revenue.

The following table summarizes the percentage of segment operating revenues:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Segment operating revenues:
Celebrity Brands	76%	76%	73%	73%
Men's Active Lifestyle	21%	20%	25%	24%
Corporate and Other	3%	4%	2%	3%
Total	100%	100%	100%	100%

The following table summarizes our segment operating income (loss):

	Three Months Ended December 31,		%	Nine Months Ended December 31,		%
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Operating income (loss):
Celebrity Brands	$14,846	$18,275	(19)%	$43,437	$49,026	(11)%
Men's Active Lifestyle	2,387	2,191	9%	10,911	9,721	12%
Corporate and Other	(11,364)	(14,039)	19%	(34,458)	(50,263)	31%
Total operating income before impairment	5,869	6,427	(9)%	19,890	8,484	*
Impairment of goodwill and intangible assets	—	—	—	—	18,458	*
Total operating income (loss)	$5,869	$6,427	(9)%	$19,890	$(9,974)	*
* Represents an increase or decrease in excess of 100%.

Total operating income before impairment increased $0.6 million and $11.4 million, respectively, during the three and nine months ended December 31, 2015, compared to the prior year periods primarily due to the $4.4 million and $23.2 million decrease in operating expenses, respectively, due to the Management Action Plans implemented by management, partially offset by the $5.0 million and $11.8 million decline in operating revenues, respectively, as previously mentioned above.

Celebrity Brands Segment

The Celebrity Brands segment comprised 76% of our consolidated operating revenues for the three months ended December 31, 2015 and 2014 and 73% of our consolidated operating revenue for the nine months ended December 31, 2015 and 2014.

Operating Revenues

Total operating revenues in the Celebrity Brands segment were $41.9 million for the three months ended December 31, 2015, a decline of $3.6 million, or 8%, over the comparable prior year period. For our continuing publications, total operating revenues decreased $2.4 million, or 6%. Circulation revenue declined $3.9 million, or 10%, due to a reduction in the celebrity newsstand sales, partially offset by the 8% increase in advertising revenue ($0.5 million) from Star and OKMagazine.com. This operating performance is counterintuitive to the advertising market which was down 11%. Total operating revenues were further impacted by the planned discontinuance of our special interest publications ($0.5 million) and the sale of our Country Weekly publication in November 2014 ($0.6 million).

For the nine months ended December 31, 2015, total operating revenues were $125.9 million, representing a decrease of $9.2 million, or 7%, over the comparable prior year period. For our continuing publications, total operating revenues declined $4.0 million, or 3%. Circulation revenue declined $7.5 million, or 7%, due to a reduction in the celebrity newsstand sales primarily due to the industry-wide newsstand distribution disruption, partially offset by the 13% increase in advertising revenue ($2.5 million) from National Enquirer, OK! and Star, which is counterintuitive to the advertising market, which was down 11%. Total operating revenues were further impacted by the planned discontinuance of our special interest publications ($2.4 million) and the sale of Country Weekly ($2.8 million).

Operating Income

The Celebrity Brands segment operating income before impairment decreased $3.4 million, or 19%, to $14.8 million during the three months ended December 31, 2015, compared to the prior year. This decline was due to the revenue declines previously discussed coupled with an increase in amortization expenses ($2.9 million) due to the reclassification of certain tradenames from indefinite-lived intangibles to finite-lives of 15 years, effective April 1, 2015. These declines are partially offset by the planned reduction in expenses ($3.0 million) pursuant to our Management Action Plans.

For the nine months ended December 31, 2015, operating income before impairment declined $5.6 million, or 11%, to $43.4 million as compared to the prior year. This decline was due to revenue being discontinued as previously discussed above coupled with an increase in amortization expense ($8.5 million) related to certain tradenames, partially offset by the planned reduction in expenses ($12.1 million) pursuant to our Management Action Plans.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment comprised 21% and 20% of our consolidated operating revenues during the three months ended December 31, 2015 and 2014, respectively, and represented 25% and 24% of our consolidated operating revenues during the nine months ended December 31, 2015 and 2014, respectively.

Operating Revenues

Total operating revenues in the Men’s Active Lifestyle segment were $11.4 million for the three months ended December 31, 2015, a decrease of $0.9 million, or 8%, over the comparable prior year period. This decline was due to the discontinuance of unprofitable Men's Active Lifestyle titles in Australia, Italy and Holland ($1.2 million), partially offset by the $0.3 million increase in digital advertising revenue primarily from Men's Fitness, due to a 35% increase in page views during the three months ended December 31, 2015 over the comparable prior year period.

For the nine months ended December 31, 2015, total operating revenues were $43.1 million, representing a decrease of $1.9 million, or 4%, over the comparable prior year period. This decline was primarily due to the discontinuance of unprofitable Men's Active Lifestyle titles in Australia, Italy and Holland ($3.8 million) coupled with the shutdown of the Muscle & Fitness online store ($0.5 million). These declines were partially offset by the $2.0 million increase in digital advertising revenue from Men's Fitness ($1.3 million) and Muscle & Fitness ($0.7 million) due to a 31% and 20% increase in page views, respectively, during the nine months ended December 31, 2015, coupled with the increase in revenue from the Mr. Olympia event ($0.4 million).

Operating Income

The Men’s Active Lifestyle segment operating income before impairment increased during the three months ended December 31, 2015 by $0.2 million, or 9%, to $2.4 million compared to the prior year. Our planned Management Actions Plans reduced expenses by $1.1 million during the three months ended December 31, 2015, partially offset by the revenue declines mentioned above.

For the nine months ended December 31, 2015, operating income before impairment increased $1.2 million, or 12% to $10.9 million compared to the prior year. Our planned Management Action Plans reduced expenses by $4.5 million during the nine months ended December 31, 2015. This was partially offset by an increase in amortization expenses ($1.4 million) related to certain tradenames as discussed above coupled with the discontinuance of certain unprofitable titles previously discussed.

Corporate and Other Segment

The Corporate and Other segment comprised 3% and 4% of our consolidated operating revenues during the three months ended December 31, 2015 and 2014, respectively, and represented 2% and 3% of our consolidated operating revenues during the nine months ended December 31, 2015 and 2014, respectively.

Operating Revenues

Total operating revenues in the Corporate and Other segment were $1.8 million for the three months ended December 31, 2015, a decline of $0.5 million, or 22%, compared to the prior year, primarily due to the planned reduction in publishing services.

For the nine months ended December 31, 2015, total operating revenues were $4.2 million, representing a decrease of $0.7 million, or 13%, compared to the prior year, primarily due to the planned reduction in publishing services ($1.2 million) and book publishing ($0.5 million), partially offset by certain non-recurring revenue streams related to our investments in affiliates ($1.5 million).

Operating Loss

The Corporate and Other segment operating loss before impairment decreased during the three months ended December 31, 2015, compared to the prior year by $2.7 million, or 19%, to $11.4 million. This improvement was attributable to the reduction in operating expenses primarily due to employee-related expenses ($3.3 million), partially offset by the $0.5 million decline in operating revenue mentioned above.

For the nine months ended December 31, 2015, operating loss before impairment decreased $15.8 million, or 31%, to $34.5 million compared to the prior year. This improvement was attributable to the reduction in operating expenses, primarily due to the non-recurring wholesaler bad debt ($5.4 million), employee-related expenses ($8.7 million) and accounting and legal fees ($1.8 million), partially offset by the $0.7 million decline in operating revenue previously discussed.

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

As of December 31, 2015, the Company had $0.9 million of cash, $12.4 million available pursuant to the Revolving Credit Facility and a working capital deficit of $34.5 million, of which approximately $25.6 million relates to deferred revenues. In February 2016, we amended our Revolving Credit Facility (the "Amended Revolver") to, among other things, extend the maturity date to June 2017 and modify the financial covenants in effect through the date of maturity.

As of December 31, 2015, in addition to outstanding borrowings under the Revolving Credit Facility, there was $308.3 million principal amount of outstanding senior secured debt. Over the next year, the cash interest payments due under these debt agreements are approximately $36.3 million and there are no scheduled principal payments due.

We expect that our current cash balances, cash generated from operating activities, availability under our Revolving Credit Facility, as amended, and the cash interest savings from the recent debt reduction initiatives should be sufficient to meet working capital, capital expenditures, debt service and other cash needs for the next year.

Our level of indebtedness could have important consequences for our business and operations. See Item 1A, "Risk Factors" included in the 2015 Form 10-K, specifically, "Our substantial indebtedness and our ability to incur additional indebtedness could adversely affect our business, financial condition and result of operations."

Wholesaler Disruption

Several of our smaller wholesalers and our second-largest wholesaler, Source Interlink Distribution ("Source"), ceased operations during fiscal 2015. Since then we have transitioned the previous wholesalers' newsstand distribution (approximately 25% of the market) to the two remaining major wholesalers. This transition had an immediate adverse impact on single copy newsstand sales and liquidity during fiscal 2015 and into the first half of fiscal 2016. We are beginning to see a stabilization in the newsstand sales, and the wholesale supply chain currently consists of private companies, owned by billionaires, that have been in the business for decades. There can be no assurances that our revenue will not be temporarily or permanently reduced if consumers at the impacted retailers do not resume purchasing our publications at the same rate or quantities previously purchased. See Item 1A, "Risk Factors" included in the 2015 Form 10-K, specifically, "Our circulation revenue consists of single copy sales distributed to retailers primarily by two wholesalers, and the loss of either of these wholesalers could materially adversely affect our business and results of operations."

Cash Flow Summary

The following information has been derived from the accompanying unaudited condensed consolidated financial statements for the nine months ended December 31, 2015 and 2014. Cash and cash equivalents decreased by $2.5 million during the nine months ended December 31, 2015. The change in cash and cash equivalents is as follows:

	Nine Months Ended December 31,		Net Change
(in thousands)	2015	2014
Net income (loss)	$20,582	$(30,862)	$51,444
Non-cash items	(7,701)	31,155	(38,856)
Net change in operating assets and liabilities	(13,683)	3,422	(17,105)
Operating activities	(802)	3,715	(4,517)
Investing activities	(1,810)	(3,600)	1,790
Financing activities	189	181	8
Effects of exchange rates	(107)	(248)	141
Net (decrease) increase in cash and cash equivalents	$(2,530)	$48	$(2,578)

Operating Activities

Cash provided by operating activities is primarily driven by our non-cash items, changes in working capital and the impact of our results of operations. Non-cash items consist primarily of the provision (benefit) for deferred income taxes, depreciation and amortization, amortization of deferred debt costs and deferred rack costs and provisions for doubtful accounts.

Net cash used in operating activities was $0.8 million for the nine months ended December 31, 2015 as compared to the $3.7 million of net cash provided by operating activities during the comparable prior year period. The decrease is primarily due to the $38.9 million net decrease in non-cash items coupled with the $17.1 million net change in operating assets and liabilities, partially offset by the $51.4 million increase in our results of operations.

Non-cash items decreased, primarily due to the increase in deferred income tax benefit of $18.8 million coupled with the decrease in non-cash payment-in-kind interest accretion of $4.8 million, the decrease in provision for doubtful accounts of $5.9 million and the decrease in impairment of goodwill and intangible assets of $18.5 million, partially offset by the increase in depreciation and amortization of $9.0 million.

The net change in operating assets and liabilities is primarily due to the $23.2 million net change in accounts payable and accrued expenses, the $5.6 million net change in deferred revenue and the $8.8 million net change in inventories, partially offset by the net change in trade receivables of $15.6 million and the net change in accrued interest of $4.0 million.

Investing activities

Net cash used in investing activities was $1.8 million and $3.6 million during the nine months ended December 31, 2015 and 2014, respectively, a decline of $1.8 million due primarily to the $7.3 million decrease in purchases of property and equipment and intangible assets, partially offset by the $3.0 million decrease in proceeds from the sale of assets and the $2.6 million decrease in proceeds from affiliates.

Financing activities

Net cash provided by financing activities was $0.2 million during the nine months ended December 31, 2015 and 2014.

Revolving Credit Facility and Senior Secured Notes

Revolving Credit Facility

The Company maintains a revolving credit facility that provides for borrowing up to $35.0 million, less outstanding letters of credit (the "Revolving Credit Facility").

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the Revolving Credit Facility has ranged from 8.00% to 8.25% during the nine months ended December 31, 2015 and 2014. In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during the nine months ended December 31, 2015 and 2014 were insignificant.

During the nine months ended December 31, 2015, the Company borrowed $54.4 million and repaid $50.9 million under the Revolving Credit Facility. At December 31, 2015, the Company had available borrowing capacity of $12.4 million after considering the $18.2 million outstanding balance and the $4.4 million outstanding letter of credit.

As further discussed below, in February 2016, we entered into the Amended Revolver to, among other things, extend the maturity date to June 2017 and modify the financial covenants in effect through the date of maturity.

The outstanding balance of $18.2 million at December 31, 2015 is included in non-current liabilities, as the maturity date of the Revolving Credit Facility, as amended is June 2017.

The indebtedness under the Revolving Credit Facility, as amended, is guaranteed by certain of the domestic subsidiaries of the Company and is secured by liens on substantially all the assets of the Company and certain of its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all the issued and outstanding shares of, or other equity interests in, certain of the Company's existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its existing or subsequently acquired or organized foreign subsidiaries.

Covenants

Our Revolving Credit Facility, as amended, includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a first lien leverage ratio, a consolidated leverage ratio and an interest coverage ratio. The Revolving Credit Facility, as amended, also contain certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. With respect to the dividend restrictions, there is a cap on the total amount of cash available for distribution to our common stockholders.

Amended Revolver

In February 2016, AMI, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party to the Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into the Amended Revolver with the lenders (the “Consenting Lenders”) constituting the Required Lenders (as defined in the Revolving Credit Facility) to, among other things, extend the maturity date to June 2017 and modify the financial covenants in effect through the date of maturity.

With regard to the financial covenants, the first lien leverage ratio covenant must be equal to or less than 4.25 to 1.00 from January 1, 2016 through June 2017, provided that the first lien leverage ratio covenant will be lowered to 4.00 to 1.00 if the outstanding aggregate principal amount of AMI's first lien notes is less than $250 million. The consolidated leverage ratio covenant must be equal to or less than 5.25 to 1.00 from January 1, 2016 through June 2017, provided that the consolidated leverage ratio covenant will be lowered to 5.00 to 1.00 if the outstanding principal amount of AMI's first lien notes is less than $250 million. The interest coverage ratio was not amended and must be equal to or greater than 1.50 to 1.00 from January 1, 2016 through June 2017.

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

At December 31, 2015, the First Lien Notes represented an aggregate of $273.2 million of our indebtedness.

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

At December 31, 2015, the Second Lien Notes represented an aggregate of $2.2 million of our indebtedness.

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

At December 31, 2015, the New Second Lien Notes represented an aggregate of $32.9 million of our indebtedness.

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

Covenant Compliance

As discussed above, our Revolving Credit Facility, the Amended Revolver and the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes contain various restrictive covenants.

With regard to the financial maintenance covenants, the first lien leverage ratio covenants must be equal to or less than 4.50 to 1.00 from April 1, 2015 through December 2016 and 4.25 to 1.00 from January 1, 2016 through June 2017, the maturity date of the Amended Revolver, provided that the first lien leverage ratio covenant will be lowered to 4.00 to 1.00 if the outstanding aggregate principal amount of the First Lien Notes is less than $250 million. The first lien leverage ratio is calculated as the Total First Lien Debt to Consolidated EBITDA (each as defined in the Revolving Credit Facility). The consolidated leverage ratio covenant is calculated as the Total Debt to Consolidated EBITDA (each as defined in the Revolving Credit Facility) and must be equal to or less than 5.50 to 1.00 from October 1, 2015 through December 2016 and 5.25 to 1.00 from January 1, 2016 through June 2017, provided that the consolidated leverage ratio covenant will be lowered to 5.00 to 1.00 if the outstanding principal amount of the First Lien Notes is less than $250 million. The interest coverage ratio covenant is calculated as the Consolidated EBITDA to Cash Interest Expense (each as defined in the Revolving Credit Facility) and must be equal to or greater than 1.50 to 1.00 from April 1, 2015 through June 2017. The interest coverage ratio was not amended.

As of December 31, 2015, the first lien leverage ratio was 3.84 to 1.00, the consolidated leverage ratio was 4.30 to 1.00 and the interest coverage ratio was 2.09 to 1.00 and the Company was in compliance with the covenants under the Revolving Credit Facility and the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes.

Although there can be no assurances, management believes that, based on current expectations (including expected borrowings and repayments under the Amended Revolver and our recent debt reductions), our operating results for the next twelve months will be sufficient to satisfy the financial covenants under the Amended Revolver. Our ability to satisfy such financial covenants is dependent on our business performing in accordance with our expectations.  If the performance of our business deviates from our expectations, we may not be able to satisfy such financial covenants.  Our expectations are subject to a number of factors, many of which are events beyond our control, which could cause our actual results to differ materially from our expectations (see "Risk Factors" included in the 2015 Form 10-K). If we do not comply with our financial covenants, we would be in default under the Amended Revolver, which could result in all our debt being accelerated due to cross-default provisions in the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes.

We have the ability to incur additional debt, subject to limitations imposed by our Revolving Credit Facility, the Amended Revolver and the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes. Under our Revolving Credit Facility, the Amended Revolver and the indentures governing the First Lien Notes, the Second Lien Notes and the New Second Lien Notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our consolidated leverage ratio is less than 4.50 to 1.00.

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

Set forth below is a reconciliation of net income (loss) attributable to American Media, Inc. and subsidiaries to Adjusted EBITDA for the three and twelve month periods ended December 31, 2015 and 2014:

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
(in thousands)	2015	2014	2015	2014
Net income (loss) attributable to American Media, Inc. and subsidiaries	$(2,315)	$9,960	$24,512	$(33,979)
Add (deduct):
Interest expense	9,608	11,468	40,888	53,781
Benefit for income taxes	(2,338)	(11,898)	(49,741)	(13,845)
Depreciation and amortization	6,513	4,277	23,953	14,575
Impairment of goodwill and intangible assets	—	—	—	18,458
Amortization of deferred debt costs	887	487	4,070	3,007
Amortization of deferred rack costs	1,149	1,456	5,472	6,079
Amortization of short-term racks	2,070	2,188	8,086	7,957
Merger and related transaction(s) costs	—	1,585	—	4,755
Restructuring costs and severance	410	(2,645)	7,470	3,227
(Gain) loss on sale of publications	—	—	5,883	(3,411)
Costs related to launches and closures of publications	71	1,015	30	3,144
Restructuring costs related to divestiture of DSI	—	—	(3)	376
AMI share of costs and bad debt related to wholesaler shutdowns	(308)	457	3,273	9,325
Investment in new digital strategy	—	—	—	3,979
Pro forma adjustment related to investment in affiliates	—	—	—	1,324
Other	2,362	903	7,638	4,869
Adjusted EBITDA	$18,109	$19,253	$81,531	$83,621

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

Goodwill and Intangible Assets

There was no provision for impairment charges during the nine months ended December 31, 2015. The Company continues to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company's financial statements and impairment charges to the Company's goodwill or other identified intangible assets in future periods could be material to the Company's results of operations.

As of December 31, 2015, the reporting units in our Celebrity segment continue to be negatively impacted by the 12% decline in the celebrity newsstand market and the industry-wide newsstand distribution disruption in our wholesaler channel coupled with the 11% decline in the consumer advertising market. While our current expectations have resulted in fair values of the reporting units in excess of carrying values, if our assumptions are not realized, it is possible that in the future additional impairment charges may be recorded and could be material to the consolidated financial statements. The Company will continue to monitor the recoverability of its remaining goodwill.

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

We generally manage our exposure to interest rate fluctuations through the use of a combination of fixed and variable rate debt. At December 31, 2015, we had $308.3 million outstanding in fixed rate debt. There are no earnings or liquidity risks associated with the Company’s fixed rate debt. Under the Revolving Credit Facility, we have $18.2 million outstanding in variable rate debt at December 31, 2015. The Company is subject to earnings and liquidity risks associated with the variable rate debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we have determined that, during the quarter ended December 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to the pending legal proceedings disclosed in our 2015 Form 10-K, under the heading Part I, Item 3, "Legal Proceedings" except for those disclosures made in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2015 and September 30, 2015 under the heading Part II, Item 1, "Legal Proceedings."

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our 2015 Form 10-K, under the heading Part I, Item 1A, "Risk Factors."

Item 5. Other Information.

On February 12, 2016, AMI, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party to the Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into the Amended Revolver with the lenders (the “Consenting Lenders”) constituting the Required Lenders (as defined in the Revolving Credit Facility) to, among other things, extend the maturity date from December 22, 2016 to June 22, 2017 and modify the financial covenants in effect through the date of maturity.

With regard to the financial covenants, the first lien leverage ratio covenant must be equal to or less than 4.25 to 1.00 from January 1, 2016 through June 2017, provided that the first lien leverage ratio covenant will be lowered to 4.00 to 1.00 if the outstanding aggregate principal amount of the First Lien Notes is less than $250 million. The consolidated leverage ratio covenant must be equal to or less than 5.25 to 1.00 from January 1, 2016 through June 2017, provided that the consolidated leverage ratio covenant will be lowered to 5.00 to 1.00 if the outstanding principal amount of the First Lien Notes is less than $250 million. The interest coverage ratio was not amended and must be equal to or greater than 1.50 to 1.00 from January 1, 2016 through June 2017.

The foregoing summary of the Amended Revolver is qualified in its entirety by reference to the actual Amendment No. 1 to the Amended and Restated Revolving Credit Agreement, which is filed herewith as Exhibit 10.1, and is incorporated herein by reference.

Item 6. Exhibits.

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA, INC.

Dated:	February 16, 2016	by:	/s/ David J. Pecker
David J. Pecker
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	February 16, 2016	by:	/s/ Christopher V. Polimeni
Christopher V. Polimeni
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number		Description
10.1	*
Amendment No. 1, dated as of February 12, 2016, to the Amended and Restated Revolving Credit Agreement, dated February 20, 2015 (as amended, restated, supplemented or otherwise modified from time to time), by and among American Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.

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
The following materials from American Media Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Stockholders' Deficit, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*		Filed herewith.
**		Furnished herewith.