Form 10-K
period 2016-03-31
AMERICAN MEDIA INC
filed 2016-06-29
CIK 880555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

There is no public market for the registrant’s common stock. The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of May 31, 2016 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders if filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this report or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

AMERICAN MEDIA, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended March 31, 2016

American Media, Inc. and its consolidated subsidiaries are referred to in this Annual Report on Form 10-K (this "Annual Report") as American Media, AMI, the Company, we, our and us.

Our fiscal year ended on March 31, 2016 and is referred to herein as fiscal 2016. References to our fiscal year (e.g. "fiscal 2016") refer to our fiscal year ended March 31st of the applicable year.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report for the fiscal year ended March 31, 2016 contains certain "forward-looking statements," as such term is defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). These forward-looking statements relate to our current beliefs regarding future events or our future operating or financial performance. By their nature, forward-looking statements involve risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.

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

INDUSTRY DATA AND CIRCULATION INFORMATION

This Annual Report includes publishing industry data, rankings, circulation information, Internet user data, readership information and other industry and market information that we obtained from various third-party sources, internal company sources and public filings. Third-party sources include, but are not limited to, the Alliance for Audited Media ("AAM"), comScore Media Metrix ("comScore"), Publishers Information Bureau as provided by Kantar Media ("PIB"), GfK Mediamark Research & Intelligence ("MRI"), Google Analytics, BPA Circulation Statements and Statement of Ownership figures filed with the U.S. Postal Service.

While we are not aware of any misstatements regarding any industry data presented in this Annual Report and believe such data to be accurate, we have not independently verified any data obtained from third-party sources and cannot assure you of the accuracy or completeness of such data. Such data may involve risks and uncertainties and are subject to change based on various factors. See Item 1A, “Risk Factors.”

Unless otherwise stated herein, all average circulation information for our publications is a per issue average of actual single copy circulation and subscription copies for fiscal 2016. All references to "circulation" are to single copy newsstand sales and paid subscription circulation, unless otherwise specified. References to “verified non-paid subscriptions” are to non-paid subscription copies designated by publishers for readership in public places or intended for individual use by recipients who are likely to have a strong affinity for the content of the publication.

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

In August 2014, American Media, Inc. entered into an agreement and plan of merger (the "Merger Agreement") with AMI Parent Holdings, LLC, a Delaware limited liability company (the "Parent"), which is controlled by certain investors of AMI (collectively, the "Investors"), and AMI Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (the "Merger Sub"), whereby the Merger Sub was merged with and into American Media, Inc. (the "Merger") with American Media, Inc. surviving the Merger as a wholly-owned subsidiary of the Parent. As a result of the Merger, the Parent acquired 100% of the issued and outstanding shares of common stock of American Media, Inc.

In January 2015, we sold our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment, for approximately $60 million in cash plus an earnout of up to $60 million. As a result, the operations of the Women's Active Lifestyle segment have been classified as discontinued operations in all periods presented. We also sold our Country Weekly publication, in November 2014, for approximately $3 million and we entered into long-term publishing services agreement for $1 million. The operations of Country Weekly did not meet the criteria for discontinued operations presentation. For additional information on these dispositions, see Note 10, "Dispositions" to our consolidated financial statements included elsewhere in this Annual Report.

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

Total circulation of our remaining print publications with a frequency of six or more times per year, were approximately 3.1 million copies per issue during fiscal 2016 and 3.2 million and 3.5 million copies per issue during fiscal 2015 and 2014, respectively. Our celebrity titles together are number one in market share in newsstand circulation in the celebrity category and, on-line, are the fastest growing brands in the category. Our men's titles have the highest market share of national magazine advertising pages in their competitive set in the United States.

We believe our leadership position in these segments provides us with strong competitive advantages in the publishing market. Our iconic brands have enabled us to build a loyal readership and establish relationships with consumers, major advertisers and distributors. We have leveraged the strength of our portfolio of brands through joint ventures, licensing opportunities, and strategic relationships with several national retailers. We believe the combination of our well-known brands, established relationship with advertisers and distributors, and ability to leverage our brands with major retailers and to monetize content across multiple platforms creates a competitive position that is difficult to replicate or enter the market.

The magazine publishing industry is transforming itself into media content providers with multiple revenue sources. The impact has been a decline in circulation and print advertising revenues, partially offset by the growth in digital revenues. Our brands go beyond the printed page. We engage an audience of more than 88 million men and women every month through not only magazines, but also social media, television, and on all digital platforms, from phones and tablets to laptops and desktops. We have transformed from being a leading media company to a lifestyle brand that informs and entertains while also creating consumer and trade events to sell products for our advertisers.

DESCRIPTION OF BUSINESS

Our circulation revenue, representing the sale of magazines to consumers, generates more than half of our total revenues. The sale of advertising across our multiple platforms generates approximately one-third of our total revenues. The remaining operating revenues are generated by our other operations related to our brands. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." The majority of our operating revenues are generated in the United States. See Note 13, "Business Segment Information" to our consolidated financial statements included elsewhere in this Annual Report for certain information by geographic area.

Operating Revenues

Circulation

Our circulation revenue, representing the sale of magazines to consumers, generates more than half of our total revenues. Circulation is an important component in determining our advertising revenues because advertising rates are dependent on circulation and audience. Single copy sales (also known as newsstand sales) are sold primarily through national distributors, wholesalers and retailers. Subscriptions are sold primarily through direct mail, or digitally via the Internet. Additionally, single-copy digital issues of our magazines and digital-only subscriptions are sold or distributed through various app stores and other digital storefronts. Our digital subscriptions represent 15% of our 2.0 million net subscriptions as of March 31, 2016, the highest percentage among our competitive set.

As of March 31, 2016, our print publications comprised approximately 24% of total U.S. and Canadian newsstand circulation for weekly publications that are audited by the Alliance for Audited Media.

Newsstand sales include sales through traditional newsstands as well as supermarkets, convenience stores, pharmacies and other retail outlets. Newsstand sales are highly sensitive to cover selection, retail placement and other factors. Through our relationships with national distributors, wholesalers and retailers, we market and arrange for the distribution of our magazines to retailers and the billing and the collection processes pursuant to multi-year arrangements.

We rely on wholesalers for the retail distribution of our magazines. A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business. The decline in magazine sales at newsstands and other retail outlets have increased the financial instability of magazine wholesalers during 2014. Several of our wholesalers, including our former second-largest wholesaler, Source Interlink Companies ("Source"), ceased operation during 2014.

Advertising

The sale of advertising across our multiple platforms generates approximately one-third of our total revenues. We conduct our advertising sales through a combination of corporate and brand sales and marketing teams that sell advertising across multiple media platforms. Our salespeople are divided into specific brand teams, with each team focusing on selling marketing programs that integrate print, digital (such as mobile and desktop), social media and events for our clients. We are also the industry leader in creating sponsored content and native advertising. Combined, our sales teams cover all consumer advertising categories.

The rates at which we sell print advertising depend on each magazine's rate base, which is the circulation of the magazine that we guarantee to our advertisers, as well as our audience size. If we are not able to meet our committed rate base, the price paid by advertisers is generally subject to downward adjustments, including in the form of future credits or discounts. Our published rates for each of our magazines are subject to negotiation with each of our advertisers.

Print advertising revenue continues to be negatively impacted by the decline in the consumer magazine sector coupled with the transformation of advertising from print to digital. Our digital advertising revenue represented 20%, 15% and 11%, respectively, of our total advertising revenue for fiscal 2016, 2015 and 2014.

Advertising revenue is typically highest in the fourth quarter of our fiscal year due to seasonality. See "Seasonality" within this Item 1, "Business," for further information.

Related Operations

Over the past year, we have developed several unique brand extensions across multiple platforms.

In February 2016, we announced a partnership with Dwayne "The Rock" Johnson's company, Seven Bucks Productions. Mr. Johnson is one of the world's biggest box office stars with over $1.4 billion in ticket sales in 2015 and Seven Bucks Productions has over 50 movie, television and digital projects in development. Our initial venture will be a live television broadcast of the Mr. Olympia event from Las Vegas in September 2016. Mr. Johnson will be one of the co-hosts and we are currently in negotiations with a leading broadcast network to air the live broadcast of the Mr. Olympia event.

We currently publish a custom magazine for GNC Holdings, Inc. ("GNC") on a quarterly basis, utilizing our Men's Fitness (and Shape pursuant to a license agreement) brands. The print version is distributed to approximately 500,000 customers through select GNC stores, with another 1 million digital copies distributed via email to GNC's database of customers. GNC leverages its vendors to advertise in the magazine and AMI retains 100% of the advertising revenues.

The REELZ Channel, available in over 68 million homes, recently premiered a new television series, National Enquirer Investigates and the Discovery Channel will launch a series called Enquiring Minds this fall. We are partnering with The Weinstein Company on both of these televisions series. There is also a feature film and documentary drama television series on The National Enquirer in development with IMG/WME.

Operating Expenses

Our primary operating expenses consist of costs related to the production of our printed magazines, as well as selling, general and administrative expenses.

Paper is the principal raw material utilized in our publications and we have a long-term paper supply and purchasing agreement with the largest paper supply broker in the United States. The price of paper is driven by market conditions and therefore difficult to predict. Changes in paper prices could significantly affect our business. We believe adequate supplies of paper are available to fulfill our planned, as well as future, publishing requirements.

Printing is a significant component in the production of our printed magazines. The majority of our printing is with a single printer pursuant to a long-term printing contract.

Subscription copies of our magazines are distributed primarily through the United States Postal Service (USPS) as periodicals mail. We coordinate with our printers and local USPS distribution centers to achieve efficiencies in our production and distribution processes and to minimize mail processing costs and delays. However, we are subject to the postal rate increases that affect delivery costs associated with our magazines. Effective May 31, 2015, rates for all classes of mail were increased by approximately 2% by the Postal Regulation Commission. Increases in postal rates are factored into our pricing, however, there can be unexpected increases in postal rates or other delivery charges that would have a negative impact on our results of operations. See Item 1A, "Risk Factors - Our business and results of operations could be negatively affected by postal service changes, and our results of operations may be adversely affected by increases in postal rates."

RECENT DEVELOPMENTS

Debt Related Transactions

During the first quarter of fiscal 2016, AMI repurchased $2.0 million in aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum and mature in December 2017 (the "First Lien Notes"), plus accrued and unpaid interest in the open market, from the Investors.

In February 2016, we amended the revolving credit facility (the "Revolving Credit Facility") to, among other things, extend the maturity date to June 2017, modify the financial covenants in effect through the date of maturity and provide for certain other provisions.

In March 2016, AMI exchanged approximately $58.9 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, held by the Investors, for approximately $76.0 million aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 7.0% per annum and mature in July 2020 (the "New Second Lien Notes"), pursuant to an exchange agreement (the "New Second Lien Notes Exchange Agreement").

In addition to the New Second Lien Notes Exchange Agreement, AMI also issued, in March 2016, approximately $76.2 million in aggregate principal amount of New Second Lien Notes in a distribution to certain holders of equity interests in the Parent, of which approximately $68.8 million was issued to the Investors and approximately $7.4 million was issued to AMI's Chief Executive Officer (the "Officer"), and approximately $7.3 million aggregate principal amount of New Second Lien Notes were issued to an affiliate of the Investors in exchange for cash.

In March 2016, AMI repurchased the remaining $2.2 million in aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum and mature in June 2018 (the "Second Lien Notes"), plus accrued and unpaid interest in the open market. Upon the full satisfaction and cancellation of all outstanding Second Lien Notes, the collateral agreement securing the Second Lien Notes was terminated and AMI's obligations under the Indenture governing the Second Lien Notes were satisfied in full.

See Note 4, "Revolving Credit Facility" and Note 5, "Senior Secured Notes" to our consolidated financial statements included elsewhere in this Annual Report for further information regarding our debt agreements.

BUSINESS SEGMENTS

Our three business segments are described below. Additional financial information relating to these segments may be found in Note 13, "Business Segment Information" in our consolidated financial statements contained elsewhere in this Annual Report, which information is incorporated herein by reference.

Celebrity Brands

Our six celebrity magazines have a 36% share-of-market, selling approximately 0.8 million copies per week, or $3.9 million in retail dollars. In fiscal 2016, they accounted for 74% of our total operating revenues. Circulation revenues were 81% of this segment in fiscal 2016, with print and digital advertising revenue representing the balance.

This segment consists of the following brands in print and digital:

•
National Enquirer, a weekly, hard news, investigating tabloid covering all celebrities, politics, crime, human interest, health and fashion. We recently appointed Dick Morris as the chief political commentator and contributor to expand our political coverage;

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

•
Globe, a weekly tabloid that focuses on older movie and television celebrities, the royal family, political stars and investigative crime stories that are less mainstream and more salacious than the National Enquirer;

•
National Examiner, a weekly tabloid (currently only available in print format) consisting of celebrity and human interest stories, differentiating it from the other titles through its upbeat positioning as the source for gossip, contests, women’s health service and good news for an older tabloid audience; and

•
Soap Opera Digest, a weekly magazine that provides behind-the-scenes scoop and breaking news to passionate soap opera fans every week; SoapOperaDigest.com is a companion site that mirrors the magazine's editorial point of view.

Certain information related to our Celebrity publications is as follows:

	Frequency (per annum)		Website Unique Visitors (monthly average)
Brand		2016 Rate Base
National Enquirer	52 x	n/a	1,319,305
Star	52 x	750	1,194,216
OK!	52 x	475,000	9,695,688
Globe	52 x	n/a	25,382
National Examiner	52 x	n/a	n/a
Soap Opera Digest	52 x	135,000	396,205

The following table sets forth the average circulation (per issue) and U.S. cover prices for our Celebrity segment:

(in thousands, except cover price information)	March 31, 2016	March 31, 2015	March 31, 2014
National Enquirer
Total circulation	364	415	516
Subscription circulation	97	110	120
Single copy circulation	267	305	396
Cover price	$4.99	$4.99	$4.99
Star
Total circulation	754	826	803
Subscription circulation	553	608	501
Single copy circulation	201	218	302
Cover price	$4.99	$4.99	$4.99
OK!
Total circulation	504	432	507
Subscription circulation	383	313	352
Single copy circulation	121	119	155
Cover price	$4.99	$4.99	$4.99
Globe
Total circulation	176	201	246
Subscription circulation	25	27	28
Single copy circulation	151	174	218
Cover price	$4.99	$4.99	$3.99
National Examiner
Total circulation	77	82	104
Subscription circulation	8	9	10
Single copy circulation	69	73	94
Cover price	$4.99	$4.99	$3.99

(in thousands, except cover price information)	March 31, 2016	March 31, 2015	March 31, 2014
Soap Opera Digest
Total circulation	123	138	154
Subscription circulation	77	85	93
Single copy circulation	46	53	61
Cover price	$4.99	$4.99	$3.99

The cover prices increased for Globe, National Examiner and Soap Opera Digest from $3.99 to $4.99 effective with the May 12, 2014 issue.

Men's Active Lifestyle

In fiscal 2016, our Men's Active Lifestyle segment accounted for 25% of our total operating revenues. The relaunch of Men's Fitness from a workout magazine to a men's lifestyle guide continues to attract new lifestyle advertisers including Ralph Lauren, FIJI Water, Louis Vuitton, Nautica, Energizer and SlimFast. During fiscal 2016, total advertising revenues increased 9% for Men's Fitness as compared to the prior year. Traffic has increased on-line as well. Mensfitness.com page views for fiscal 2016 were 844 million, up 17% year-over-year.

Men's Fitness is more than a magazine, it is a lifestyle. Events such as our Ultimate Athlete test both sports skills and strength, and bring the Men's Fitness reader to life for our advertisers, delivering millions of dollars in incremental ad revenue through sponsorship and increased print and digital advertising.

The growth story continues across other men's active lifestyle brands. Traffic continues to increase on-line for MuscleandFitness.com with 573 million page views during fiscal 2016, up 11% year-over-year. Each year we host the body building industry's biggest consumer health and fitness event built around our Mr. Olympia competition in Las Vegas.

Advertisers crave the audience for these brands: men age 18 to 34 years old. Revenues from print and digital advertising are 67% of the segment’s revenues in fiscal 2016, while circulation revenues are 17% and the Mr. Olympia event represents the balance. This segment consists of the following brands in print and digital:

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

•
Mr. Olympia, a four-day event held annually in September in Las Vegas attracting over 50,000 fans of bodybuilding and fitness experts from around the world; includes a two-day health and fitness expo with 340 exhibitors including physical exercise challenges and merchandising opportunities that culminates with the world's most prestigious and largest event in bodybuilding and fitness, the Mr. Olympia contest; and

•
Weider UK, a wholly-owned subsidiary, publishes Muscle & Fitness and Flex in the United States and distributes in the United Kingdom, France and Germany and licenses the content in Holland and Australia, which are excluded from the table below. Each market edition is in a local language with local content and has its own website.

Certain information related to our Men's Active Lifestyle publications is as follows:

	Frequency (per annum)		Website Unique Visitors (monthly average)
Brand		2016 Rate Base
Men's Fitness	10 x	600,000	12,841,339
Muscle & Fitness	10 x	n/a	7,280,187
Flex	10 x	n/a	1,002,834
Muscle & Fitness Hers	6x	n/a	354,179

The following table sets forth the average circulation (per issue) and U.S. cover prices for our Men's Active Lifestyle segment:

(in thousands, except cover price information)	March 31, 2016	March 31, 2015	March 31, 2014
Men's Fitness
Total circulation	667	671	598
Subscription circulation	565	558	494
Single copy circulation	102	113	104
Cover price	$4.99	$4.99	$4.99
Muscle & Fitness
Total circulation	271	315	327
Subscription circulation	225	260	256
Single copy circulation	46	55	71
Cover price	$6.99	$6.99	$6.99
Flex
Total circulation	63	75	79
Subscription circulation	50	59	57
Single copy circulation	13	16	22
Cover price	$6.99	$6.99	$6.99
Muscle & Fitness Hers
Total circulation	79	85	92
Subscription circulation	42	42	41
Single copy circulation	37	43	51
Cover price	$4.99	$4.99	$4.99

During fiscal 2015, we recorded a pre-tax non-cash impairment charge of $17.4 million for the Men's Active Lifestyle segment goodwill and tradenames. Additional information regarding impairments may be found in Note 3, "Goodwill and Other Identified Intangible Assets" in the consolidated financial statements included elsewhere in this Annual Report.

Corporate and Other

In fiscal 2016, our Corporate and Other segment accounted for 1% of our total operating revenues and includes revenues from international licensing of certain health and fitness publications, photo syndication for all our media content platforms and strategic management services for publishers, including back office functions.

Corporate overhead expenses are not allocated to other segments and are included in this segment. This includes corporate executives, production, circulation, information technology, accounting, legal, human resources, business development and administrative department costs.

COMPETITION

Publishing is a highly competitive business and we compete with other magazine publishers for advertising market share and for the time and attention of consumers of magazine media content. We also compete with digital publishers and other forms of media, including websites, digital magazines, social media and mobile apps.

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

Competition among print magazine publishers for magazine readership is based primarily on brand perception, magazine cover selection, content, quality and price. Competition for subscription-based readership is also based on subscriber acquisition and retention and competition for newsstand-based readership is also based on magazine cover selection as well as the placement and display of magazines in retail outlets. Technological advances and the growing popularity of digitally-delivered content and mobile consumer devices, such as smartphones and tablets, have introduced significant new competition for circulation in the form of readily available free or low-priced digital content.

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

INTELLECTUAL PROPERTY

We use multiple trademarks to distinguish our various publications and brands. These trademarks are the subject of registrations and pending applications filed by us for use with a variety of products and other content, both domestically and internationally, and we continue to expand our worldwide usage and registration of related trademarks. As of March 31, 2016, we had 53 registered trademarks in the United States and 147 corresponding trademarks registered in foreign countries relating to our brand names.

We protect our copyrighted content by registering our publications with the United States Copyright Office.  Our extensive portfolio consists of approximately 3,815 copyrights including, but not limited to: National Enquirer, Star, OK!, Globe, National Examiner, Soap Opera Digest, Men's Fitness, Flex, Muscle & Fitness and Muscle & Fitness Hers. We also file copyright registrations for our special interest publications.

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

Postal Regulation

The distribution of our magazine subscriptions are affected by the laws and regulations relating to the USPS. The Governors of the USPS review prices for mailing services annually and adjust postage rates periodically. The financial condition of the USPS continues to decline. We continually seek the most economical and effective methods for mail delivery, including cost-saving strategies offered within the postal rate structure. If postal reform legislation is enacted, it could result in, among other things, increases in postal rates, local post office closures and the elimination of Saturday mail delivery. The elimination of current protections against significant and unpredictable rate increases or other changes to the USPS as a result of the enactment of postal reform legislation could have an adverse effect on our businesses.

For more information, see Item 1A, Risk Factors, "Our business and results of operations could be negatively affected by postal service changes, and our results of operations may be adversely affected by increases in postal rates."

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

EMPLOYEES

As of March 31, 2016, we employed approximately 333 full-time and 70 part-time employees. We believe our current relationships with our employees are generally good.

AVAILABLE INFORMATION AND WEBSITE

Our Registration Statement, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to these documents, as well as certain other forms we file with or furnish to the SEC, can be viewed and downloaded free of charge as soon as reasonably practicable after they have been filed with the SEC by accessing www.sec.gov or visiting our website www.americanmediainc.com and clicking on "About Us" and "Investor Relations." We are providing the address to our website solely for the information of investors. We do not intend the address to be an active link or to incorporate any information included on or accessible through the website into this report.

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

Our future performance could be affected by our substantial indebtedness. As of March 31, 2016, our total outstanding indebtedness was approximately $393.9 million, consisting of $214.3 million principal amount of debt under the First Lien Notes and $164.4 million principal amount of debt under the New Second Lien Notes (the First Lien Notes and the New Second Lien Notes are collectively referred to herein as the "Senior Secured Notes") and $15.2 million amount of debt under the Revolving Credit Facility. Our total consolidated interest expense was $39.7 million for fiscal 2016, which consists primarily of interest under the Senior Secured Notes and the Revolving Credit Facility. In addition, the Revolving Credit Facility and the indentures governing the Senior Secured Notes contain certain covenants that, subject to certain exceptions, restrict us from paying dividends, incurring additional debt, creating liens, entering into certain mergers or consolidations, making acquisitions or other investments and selling or otherwise disposing of assets.

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

•	place us at a potential disadvantage compared to our competitors that have less debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

•	limit our flexibility in planning for, or reacting to, changes in our business industry;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements or to carry out other aspects of our business; and

•	expose us to fluctuations in interest rates as the Revolving Credit Facility has a variable rate of interest.

Under the Revolving Credit Facility, we have to comply with a maximum first lien leverage ratio, a consolidated leverage ratio and an interest coverage ratio. Our ability to satisfy these ratios is dependent on our business performing in accordance with our projections. If the performance of our business deviates from our projections, we may not be able to satisfy these ratios. If we do not comply with these or other covenants and restrictions, we would be in default under our Revolving Credit Facility unless we obtained a waiver from the required lenders thereunder. Our outstanding debt under our Revolving Credit Facility, together with accrued interest, could then be declared immediately due and payable and commitments thereunder could be terminated. Our ability to comply with such provisions may be affected by events beyond our control. Moreover, the instruments governing almost all our other debt contain cross-acceleration provisions so that acceleration under any of our debt may result in a default under our other debt instruments. If a cross-acceleration occurs, the maturity of almost all our debt could be accelerated and become immediately due and payable. If that happens, we would not be able to satisfy our debt obligations, which would have a substantial adverse effect on our ability to continue as a going concern.

Obligations under our Revolving Credit Facility are secured by liens on substantially all our assets and the assets of certain domestic subsidiaries. In addition, our obligations under our Revolving Credit Facility are secured by a pledge of all the issued and outstanding shares of, or other equity interests in, certain of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our existing or subsequently acquired or organized foreign subsidiaries. If we, or one of our restricted subsidiaries, should be declared bankrupt or insolvent, or if we otherwise default under our Revolving Credit Facility, the lenders could declare all the funds borrowed thereunder, together with accrued interest, immediately due and payable and commitments thereunder could be terminated. If we were unable to repay such debt, the lenders could foreclose on the pledged stock of our subsidiaries and on the assets in which they have been granted a security interest.

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

Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategy. We may not be able to successfully implement our business strategy or maintain or improve our operating results. In particular, we may not be able to maintain or increase circulation of our publications, obtain new sources of advertising revenues, generate additional revenues by building on the brand names of our publications or raise the cover prices of our publications without causing a decline in circulation.

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

We also face risks associated with the impact of weak domestic and global economic conditions on third parties with which we do business, such as advertisers, suppliers, wholesale distributors, retailers and other parties. For example, if retailers file for reorganization under bankruptcy laws or otherwise experience negative effects on their businesses due to volatile or weak economic conditions, it could reduce the number of outlets for our magazines, which in turn could reduce the attractiveness of our magazines to advertisers. In addition, any financial instability of the wholesalers that distribute our print magazines to retailers could have various negative effects on us. See “We have experienced, and may in the future continue to face increased costs and business disruption from instability in our wholesaler distribution channels.”

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

During fiscal 2016 and 2015 single copy sales accounted for 78% of total circulation revenue and 79% during fiscal 2014 and consisted of copies distributed to retailers primarily by two wholesalers. During fiscal 2016, 2015 and 2014, The News Group accounted for approximately 48%, 36% and 29%, respectively, of our total operating revenue and Hudson Group accounted for approximately 11%, 9% and 8%, respectively. We have long-term service arrangements with our wholesalers, which provide incentives to maintain certain levels of service. When these arrangements expire, we may not be able to renew them on favorable terms, extend the terms of these arrangements or extend our relationship with the wholesalers at all. Our business, financial condition and results of operations could be adversely affected by disruption of the distribution of our magazines through these wholesalers.

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

The financial condition of the U.S. Postal Service (the “USPS”) continues to decline. In 2015, the USPS introduced new service standards that slowed the delivery of periodic mail and resulted in a portion of our weekly magazines being delivered a day later. Our subscribers expect our weekly magazines to be delivered in the same week that they are printed, and the elimination of Saturday mail delivery or slower delivery of periodicals, absent changes to our internal production schedules, could result in a certain percentage of our weekly magazines not reaching subscribers until the following week. We cannot predict how the USPS will address its fiscal condition in the future, and changes to delivery, reduction in staff or additional closings of processing centers may lead to changes in our internal production schedules or other changes in order to continue to meet our subscribers’ expectations.

Other measures taken to address the declining financial condition of the USPS could include increases in the rates for periodicals and local post office closures. We cannot predict with certainty the magnitude of future price changes in postage. In particular, postage represents a significant component of our total cost to distribute our printed products and represented approximately 8% of our total operating expense for fiscal 2016. If there are significant increases in postal rates and we are not able to offset such increases, our results of operations could be negatively impacted.

Our business and results of operations may be adversely affected by increases in fuel costs and the price of paper.

Many aspects of our business have been directly affected by increases in the cost of fuel and paper. Increased fuel costs have translated into increased costs for the products and services we receive from our third-party suppliers, including, but not limited to, increased production and distribution costs for our products. Paper represents a significant component of our total cost to produce our printed products and represented approximately 12% of our total operating expenses for fiscal 2016. Paper is a commodity and the price has been subject to significant volatility due to supply and demand in the marketplace as well as volatility in the raw material and other costs incurred by our paper suppliers. Although we have a long-term paper supply and purchasing agreement with the largest paper supply broker, we do not have any long-term pricing agreements with paper suppliers and suppliers may raise their prices for paper from time to time.

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

In the future, we may seek to grow the Company and its businesses by making acquisitions or entering into partnerships, publishing services agreements or joint ventures. Any future acquisition, partnership, publishing services agreement or joint venture may require that we make significant cash investments, issue stock or incur substantial indebtedness. Such acquisitions and investments may require additional funding which may be provided in the form of additional indebtedness, equity financing or a combination thereof. We cannot assure that any such additional funding will be available to us on acceptable terms, or at all, or that we will be permitted under the terms of the Revolving Credit Facility (or any replacement thereof) or under the terms of the indentures governing our Senior Secured Notes to obtain such financing for such purpose.

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

The Company did not record any impairment charges during fiscal 2016. During an evaluation of goodwill and other identified intangible assets during fiscal 2015, the Company determined that indicators were present in certain reporting units which would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily due to the continuing softness in the consumer magazine sector, which impacts consumer and advertising spending, including further declines in certain advertising markets, resulting in lowered future cash flow projections. The evaluation resulted in the carrying value of tradenames for certain reporting units to exceed the estimated fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of $17.4 million to reduce the carrying value of tradenames and goodwill during fiscal 2015.

As of March 31, 2016, the net book value of our goodwill and other intangible assets was approximately $363.1 million. Changes in management's judgments and projections or assumptions used could result in a significantly different estimate of fair value and could materially change the impairment charge related to goodwill and tradenames.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth certain information concerning the location, use and approximate square footage of our principal locations as of March 31, 2016, all of which are leased:

Location	Principal Use	Approximate Area (in square feet)
Boca Raton, FL	Corporate headquarters and executive administrative offices	24,635
New York, NY	Editorial and sales offices for all of our segments and executive administrative offices	99,054
Los Angeles, CA	Editorial offices for our Celebrity Brands segment	10,509

The leases for our offices and facilities expire between 2017 and 2023, and some of these leases are subject to our renewal. We believe that our existing facilities are well maintained and in good operating condition.

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

On April 3, 2012, the Second Circuit issued a decision reversing the dismissal of the lawsuit and reinstating the antitrust and state law claims (except the defamation claim, which Anderson withdrew), and, on January 7, 2013, the United States Supreme Court declined to review the Second Circuit decision. Following the Second Circuit decision, the case was remanded to the District Court and the parties engaged in discovery. On February 14, 2014, American Media, Inc. filed an amended answer and counterclaim in the Anderson Action asserting an antitrust claim against Anderson News, L.L.C. and Charles Anderson, Jr. based on the same events as Anderson’s claims. Two other defendants also filed the same counterclaim. Fact discovery was completed in May 2014 and expert discovery was completed in October 2014. Anderson submitted an expert report calculating that damages are approximately $470 million, which would be subject to trebling should Anderson prevail against the defendants in the lawsuit. Defendants, including American Media, Inc. and DSI, also submitted an expert report on damages, which opines that, separate and apart from the question of liability, Anderson has suffered no damages.

On December 15, 2014, the parties in the Anderson Action filed motions for summary judgment and to exclude certain proposed expert testimony. On August 20, 2015, the District Court granted the summary judgment motion filed by American Media, Inc., DSI and the other defendants, dismissing all of Anderson’s claims against defendants, and granted in part the motions to exclude certain of Anderson’s proposed expert testimony. The court also granted summary judgment dismissing the counterclaim filed by American Media, Inc. and the two other defendants, but did not grant Anderson’s motion to strike defendants’ expert testimony. On August 25, 2015, Anderson filed its notice of appeal of the District Court’s decision granting defendants’ motions. On September 15, 2015, American Media, Inc. filed its notice of appeal of the District Court’s decision granting the motion for summary judgment dismissing the counterclaim. Anderson filed its appellate brief with the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”) on December 8, 2015. American Media, Inc. and DSI filed their appellate brief with the Court of Appeals on March 8, 2016. The briefing of the appeals was completed in May 2016.

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

We did not make any dividend payments in fiscal 2016, 2015 or 2014, and we do not anticipate paying any dividends on our common stock in the foreseeable future. The terms of our Revolving Credit Facility restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends. With respect to the dividend restriction, the Revolving Credit Facility and the Indentures include a cap on the total amount of cash available for distribution to our common stockholders.

For information regarding our capital structure and former equity compensation plans, see Note 14, "Capital Structure" in the notes to consolidated financial statements contained elsewhere in this Annual Report.

Item 6.    Selected Financial Data.

The following table sets forth selected historical consolidated financial information of American Media, Inc. as of and for each year in the five-year period ended March 31, 2016. The selected historical consolidated financial data as of March 31, 2016 and 2015 and for each of the years in the three-year period ended March 31, 2016 are derived from our historical consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated financial data for all other periods presented were derived from our audited consolidated financial statements that are not included elsewhere in this Annual Report.

You should review the selected historical financial data presented below in conjunction with our consolidated financial statements and the accompanying notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report. As a result of the sale of the Shape, Fit Pregnancy and Natural Health publications in January 2015, the operations of AMI's former Women's Actively Lifestyle segment have been classified as discontinued operations for all periods presented. The prior year amounts have been recast to reflect the sale of the Women's Actively Lifestyle segment as discontinued operations.

	Fiscal Year Ended March 31,
(in millions)	2016	2015	2014	2013	2012
Results of Operations
Circulation	$142.8	$166.2	$187.6	$203.0	$217.9
Advertising	68.2	67.3	73.0	65.2	72.1
Other	12.0	11.7	26.8	28.5	31.5
Total operating revenues	223.0	245.2	287.3	296.6	321.5
Operating expenses	197.3	251.0	253.6	297.6	268.2
Operating income (loss)	25.7	(5.8)	33.8	(1.0)	53.3
Other expenses, net	(43.7)	(51.2)	(60.1)	(61.5)	(61.5)
Income tax provision (benefit)	(36.0)	(15.7)	30.7	(6.4)	(22.5)
Income (loss) from continuing operations	18.0	(41.2)	(57.0)	(56.0)	14.2
Income from discontinued operations, net of income taxes	—	15.3	3.7	0.5	8.0
Net income (loss)	18.0	(25.9)	(53.3)	(55.5)	22.3
Less: net income attributable to noncontrolling interests	(1.0)	(1.2)	(1.0)	(0.7)	(0.7)
Net income (loss) attributable to American Media, Inc. and subsidiaries	$17.0	$(27.1)	$(54.3)	$(56.2)	$21.6

	March 31,
(in millions)	2016	2015	2014	2013	2012
Cash and cash equivalents	$1.4	$3.5	$3.0	$2.4	$5.2
Goodwill and other identified intangible assets, net	363.1	378.2	398.3	409.9	460.7
Total assets	421.7	466.0	572.6	506.5	575.5
Total debt, net of premium and discount	393.9	324.3	498.5	481.9	476.9
Total stockholders' deficit	(82.5)	(36.9)	(132.0)	(77.8)	(21.3)

Notes to Selected Financial Data

Net income (loss) attributable to American Media, Inc. and subsidiaries for fiscal year

2016 includes non-cash amortization expenses of approximately $11.6 million related to the reclassification of certain tradenames from indefinite-lived intangibles to finite-lives of 15 years, effective April 1, 2015.

2015 includes non-cash goodwill and tradename impairment charges related to certain reporting units of approximately $17.4 million, AMI's share of bad debt and other expenses related to wholesaler shutdowns of approximately $8.4 million, costs related to restructuring and severance of approximately $7.1 million and Merger and related transaction costs of approximately $4.8 million.

2014 includes non-cash tradename impairment charges related to certain reporting units of approximately $9.2 million and AMI's share of bad debt related to Source and other wholesaler shutdowns of approximately $5.1 million.

2013 includes non-cash goodwill and tradename impairment charges related to certain reporting units of approximately $50.6 million.

Total stockholders' deficit includes an equity distribution for debt of approximately $62.5 million to certain holders of equity interests in the Parent during fiscal 2016 and approximately $121.5 million related to the exchange of debt for equity with the Parent and Investors during fiscal 2015.

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

In August 2014, American Media, Inc. entered into an agreement and plan of merger (the "Merger Agreement") with AMI Parent Holdings, LLC, a Delaware limited liability company (the "Parent"), which is controlled by certain investors of AMI (collectively, the "Investors"), and AMI Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (the "Merger Sub"), whereby the Merger Sub was merged with and into American Media, Inc. (the "Merger") with American Media, Inc. surviving the Merger as a wholly-owned subsidiary of the Parent. As a result of the Merger, the Parent acquired 100% of the issued and outstanding shares of common stock of American Media, Inc.

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

Our fiscal year ended on March 31, 2016 and is referred to herein as fiscal 2016. References to our fiscal year (e.g. "fiscal 2016") refer to our fiscal year ended March 31st of the applicable year.

RECENT DEVELOPMENTS AND MANAGEMENT ACTION PLANS

Recent Developments

Digital Initiatives

We conduct our advertising sales through a combination of corporate and brand sales and marketing teams that sell advertising across multiple media platforms. Our salespeople are divided into specific brand teams, with each team focusing on selling marketing programs that integrate print, digital (such as mobile and desktop), social media and events for our clients. We are also the industry leader in creating sponsored content and native advertising. Combined, our sales teams cover all consumer advertising categories.

We have launched digital editions for all our brands on the following platforms: Next Issue Media, Apple, Google newsstand, Zinio, Amazon Kindle and Barnes & Noble's Nook. During fiscal 2016, our digital advertising revenue increased 40% over the comparable prior year period.

Print Initiatives

The relaunch of Men's Fitness continues to attract new luxury goods advertisers including Ralph Lauren, FIJI Water, Louis Vuitton, Nautica, Energizer and SlimFast. During fiscal 2016, total advertising revenues increased 9% for Men's Fitness as compared to the prior period.

Related Operations

Over the past year, we have developed several unique brand extensions across multiple platforms.

In February 2016, we announced a partnership with Dwayne "The Rock" Johnson's company, Seven Bucks Productions. Mr. Johnson is one of the world's biggest box office stars with over $1.4 billion in ticket sales in 2015 and Seven Bucks Productions has over 50 movie, television and digital projects in development. Our initial venture will be a live television broadcast of the Mr. Olympia event from Las Vegas in September 2016. Mr. Johnson will be one of the co-hosts and we are currently in negotiations with a leading broadcast network to air the live broadcast of the Mr. Olympia event.

We currently publish a custom magazine for GNC Holdings, Inc. ("GNC") on a quarterly basis, utilizing our Men's Fitness (and Shape pursuant to a license agreement) brands. The print version is distributed to approximately 500,000 customers through select GNC stores, with another 1 million digital copies distributed via email to GNC's database of customers. GNC leverages its vendors to advertise in the magazine and AMI retains 100% of the advertising revenues.

The REELZ Channel, available in 68 million homes, recently premiered a new television series, National Enquirer Investigates and the Discovery Channel will launch a series called Enquiring Minds this fall. We are partnering with The Weinstein Company on both of these televisions series. There is also a feature film and documentary drama television series on The National Enquirer in development with IMG/WME.

Debt Related Transactions

During the first quarter of fiscal 2016, AMI repurchased $2.0 million in aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum and mature in December 2017 (the "First Lien Notes"), plus accrued and unpaid interest in the open market, from the Investors.

In February 2016, we amended the revolving credit facility (the "Revolving Credit Facility") to, among other things, extend the maturity date to June 2017, modify the financial covenants in effect through the date of maturity and provide for certain other provisions.

In March 2016, AMI exchanged approximately $58.9 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, held by the Investors, for approximately $76.0 million aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 7.0% per annum and mature in July 2020 (the "New Second Lien Notes"), pursuant to an exchange agreement (the "New Second Lien Notes Exchange Agreement").

In addition to the New Second Lien Notes Exchange Agreement, AMI also issued, in March 2016, approximately $76.2 million in aggregate principal amount of New Second Lien Notes in a distribution to holders of equity interests in the Parent, of which approximately $68.8 million was issued to the Investors and approximately $7.4 million was issued to AMI's Chief Executive Officer (the "Officer"), and approximately $7.3 million aggregate principal amount of New Second Lien Notes were issued to an affiliate of the Investors in exchange for cash.

In March 2016, AMI repurchased the remaining $2.2 million in aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum and mature in June 2018 (the "Second Lien Notes"), plus accrued and unpaid interest in the open market. Upon the full satisfaction and cancellation of all outstanding Second Lien Notes, the collateral agreement securing the Second Lien Notes was terminated and AMI's obligations under the Indenture governing the Second Lien Notes were satisfied in full.

See "Liquidity and Capital Resources - Revolving Credit Facility and Senior Secured Notes" within this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a further discussion regarding our debt agreements.

Wholesaler Transition

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

Management Action Plans for Cost Savings

During fiscal 2016, we developed and implemented management action plans that resulted in $18.4 million of cost savings in fiscal 2016 and that we expect will result in approximately $6.8 million of cost savings in fiscal 2017 (the "2016 and 2017 Management Action Plans"). These expense reductions were primarily from outsourcing technology and operating functions, digital content re-negotiations, print order efficiencies and editorial and advertising sales staff consolidations. We will realize the benefits from the 2016 and 2017 Management Action Plans during fiscal 2016 and beyond.

During fiscal 2015, we developed and implemented management action plans that resulted in $6.6 million of cost savings in fiscal 2016 and $6.4 million of cost savings in fiscal 2015 (the "2016 and 2015 Management Action Plans"). These expense reductions were primarily from outsourcing technology and operating functions, digital content re-negotiations, and editorial and advertising sales expense reductions. We realized the benefits from the 2016 and 2015 Management Action Plans in fiscal 2016 and fiscal 2015 and certain of these costs savings may benefit fiscal 2017 and beyond.

Reference to Management Action Plans refers to the 2016 and 2017 Management Action Plans and the 2016 and 2015 Management Action Plans.

RESULTS OF OPERATIONS

The following table provides a summary of our operating results for the fiscal years ended March 31, 2016, 2015 and 2014:

	Fiscal years ended March 31,			2016 vs. 2015		2015 vs. 2014
(dollars in millions)	2016	2015	2014	Amount	Percent	Amount	Percent
Operating revenues:
Circulation	$142.8	$166.2	$187.6	$(23.4)	(14)%	$(21.4)	(11)%
Advertising	68.2	67.3	73.0	0.9	1%	(5.7)	(8)%
Other	12.0	11.7	26.8	0.3	3%	(15.1)	(56)%
Total operating revenues	223.0	245.2	287.3	(22.1)	(9)%	(42.2)	(15)%
Operating expenses	197.3	251.0	253.6	(53.6)	(21)%	(2.6)	(1)%
Operating income (loss)	25.7	(5.8)	33.8	31.5	*	(39.6)	*
Other expense, net	(43.7)	(51.2)	(60.1)	7.5	(15)%	8.9	(15)%
Loss from continuing operations before income tax provision (benefit)	(18.0)	(56.9)	(26.3)	38.9	(68)%	(30.6)	*
Income tax provision (benefit)	(36.0)	(15.7)	30.7	(20.3)	*	(46.3)	*
Net income (loss) from continuing operations	18.0	(41.2)	(57.0)	59.2	*	15.7	(28)%
Income from discontinued operations, net of taxes	—	15.3	3.7	(15.3)	*	11.6	*
Net income (loss)	18.0	(25.9)	(53.3)	43.9	*	27.4	(51)%
Less: net income attributable to the noncontrolling interest	(1.0)	(1.2)	(1.0)	0.2	*	(0.2)	16%
Net income (loss) attributable to American Media, Inc. and subsidiaries	$17.0	$(27.1)	$(54.3)	$44.1	*	$27.2	(50)%
* - Represents an increase or decrease in excess of 100%.

Operating Revenues

During fiscal 2016, total operating revenues decreased $22.1 million compared to the prior year period primarily due to reduced circulation ($23.4 million), partially offset by increased advertising ($0.9 million) and other revenues ($0.3 million).

Circulation revenue has declined due to the overall decline in the celebrity newsstand magazine market, coupled with the planned discontinuance of our special interest publications ($2.5 million) and certain foreign editions of Muscle & Fitness and Flex ($1.9 million), and the sale of our Country Weekly publication ($2.8 million). The increase in advertising revenue was primarily due to digital. Other revenue increased primarily due to the elimination of joint venture losses recognized in prior years coupled with the increase in revenue from the Mr. Olympia event, partially offset by reduced publishing services revenue.

Total operating revenue decreased $42.2 million during fiscal 2015 primarily due to reduced circulation ($21.4 million), advertising ($5.7 million) and other revenues ($15.1 million).

Circulation revenue declined due to the industry-wide disruption in our wholesaler channel coupled with the decline in the celebrity newsstand magazine market. Advertising revenue declined due to the 11% decline in the consumer advertising market. The decline in other revenue was due to the divestiture of our distribution and merchandising business (DSI) in September 2013 ($5.2 million), coupled with an unfavorable timing of certain non-recurring revenue streams ($8.2 million), partially offset by higher revenue from the Mr. Olympia event ($1.3 million).

The following table summarizes our operating revenues, by type, as a percentage of total operating revenues:

	Fiscal years ended March 31,
	2016	2015	2014
Circulation	64%	68%	65%
Advertising	31%	27%	25%
Other	5%	5%	10%
Total	100%	100%	100%

Circulation Revenue

Our circulation revenue was generated from the following components for the fiscal years ended March 31, 2016, 2015 and 2014:

	Fiscal years ended March 31,
	2016	2015	2014
Single Copy	78%	78%	79%
Subscription	22%	22%	21%
Total	100%	100%	100%

Our circulation revenue, representing the sale of magazines to consumers, generates more than half of our total revenues and is an important component in determining our advertising revenues because advertising rates are dependent on circulation and audience. Single copy sales (also known as newsstand sales) are sold primarily through national distributors, wholesalers and retailers. Subscriptions are sold primarily through direct mail, or digitally via the Internet. Additionally, digital-only subscriptions and single-copy digital issues of our magazines are sold or distributed through various app stores and other digital storefronts. Our digital subscriptions represent 15% of our 2.0 million net subscriptions as of March 31, 2016, the highest percentage among our competitive set.

Circulation revenue declined $23.4 million during fiscal 2016 due to the overall reduction in the celebrity magazine sector ($14.1 million) coupled with the planned discontinuance of our special interest publications ($2.5 million) and certain foreign editions of Muscle & Fitness and Flex ($1.9 million), and the sale of our Country Weekly publication ($2.8 million). During fiscal 2015, circulation revenue declined $21.4 million primarily due to the wholesaler transition ($16.6 million) coupled with the sale of our Country Weekly publication ($2.5 million).

Advertising Revenue

Our advertising revenue was generated from the following components for the fiscal years ended March 31, 2016, 2015 and 2014:

	Fiscal years ended March 31,
	2016	2015	2014
Print	80%	85%	89%
Digital	20%	15%	11%
Total	100%	100%	100%

The sale of advertising across our multiple platforms generates approximately one-third of our total revenues. Print advertising revenue continues to be negatively impacted by the decline in the consumer magazine sector coupled with the transformation of advertising from print to digital.

We conduct our advertising sales through a combination of corporate and brand sales and marketing teams that sell advertising across multiple media platforms. Our salespeople are divided into specific brand teams, with each team focusing on selling marketing programs that integrate print, digital (such as mobile and desktop), social media and events for our clients. We are also the industry leader in creating sponsored content and native advertising. Combined, our sales teams cover all consumer advertising categories.

The rates at which we sell print advertising depend on each magazine's rate base, which is the circulation of the magazine that we guarantee to our advertisers, as well as our audience size. If we are not able to meet our committed rate base, the price paid by advertisers is generally subject to downward adjustments, including in the form of future credits or discounts. Our published rates for each of our magazines are subject to negotiation with each of our advertisers.

Advertising revenue increased $0.9 million during fiscal 2016 due to higher digital advertising ($4.1 million), partially offset by the decline in print advertising ($0.4 million) and the planned discontinuance of certain foreign editions of Muscle & Fitness and Flex ($2.3 million) and the sale of Country Weekly ($0.5 million). During fiscal 2015, advertising revenue decreased $5.7 million due to lower print advertising revenue ($7.7 million), partially offset by higher digital advertising ($2.0 million).

Other Revenue

Our other revenue represented 5% of our operating revenues during fiscal 2016 and 2015 and10% during fiscal 2014.

During fiscal 2016, other revenue increased $0.3 million due to the timing of certain non-recurring streams, partially offset by the reduction in publishing services.

Other revenues decreased $15.1 million during fiscal 2015 primarily due to the divestiture of our distribution and merchandising company (DSI) in September 2013 ($5.2 million) coupled with an unfavorable timing of certain non-recurring revenue streams ($8.2 million), partially offset by the increased revenue from the Mr. Olympia event ($1.3 million).

Operating Expenses

Our operating expenses are comprised of the following for the fiscal years ended March 31, 2016, 2015 and 2014:

	Fiscal years ended March 31,			2016 vs. 2015		2015 vs. 2014
(dollars in millions)	2016	2015	2014	Amount	Percent	Amount	Percent
Costs of revenues:
Production	$54.3	$66.1	$75.7	$(11.8)	(18)%	$(9.6)	(13)%
Editorial	24.9	26.8	30.9	(1.9)	(7)%	(4.1)	(13)%
Distribution, circulation and other	36.2	39.0	46.0	(2.8)	(7)%	(7.0)	(15)%
Total costs of revenues:	115.4	131.9	152.6	(16.5)	(13)%	(20.7)	(14)%
Selling, general and administrative	55.5	86.6	78.3	(31.2)	(36)%	8.3	11%
Depreciation and amortization	26.5	14.0	13.4	12.5	90%	0.5	4%
Impairment of goodwill and intangible assets	—	18.5	9.2	(18.5)	*	9.2	100%
Total operating expenses	$197.3	$251.0	$253.6	$(53.6)	(21)%	$(2.6)	(1)%
* - Represents an increase or decrease in excess of 100%.

Costs of Revenues

Costs of revenues consist of costs related to the production of our printed magazines, editorial costs, as well as other expenses.

Our production costs, including paper and printing costs, accounted for approximately 28%, 26% and 30%, respectively, of our total operating expenses for fiscal 2016, 2015 and 2014. Paper is the principal raw material utilized in our publications and we have a long-term paper supply and purchasing agreement with the largest paper supply broker in the United States.

Editorial costs include costs associated with manuscripts, photographs and related salaries and accounted for approximately 13%, 11% and 12%, respectively for fiscal 2016, 2015 and 2014.

Our distribution, circulation and other expenses consist primarily of postage and freight for shipment to our wholesalers and fulfillment companies and accounted for approximately 18%, 16% and 18%, respectively, of our total operating expenses for fiscal 2016, 2015 and 2014. We are subject to postal rate increases that affect delivery costs and effective May 31, 2015, rates for all classes of mail were increased by approximately 2% by the Postal Regulation Commission.

Total costs of revenues decreased during fiscal 2016 and 2015 due to the Management Action Plans in the following areas: $11.8 million in production, $1.9 million in editorial and $2.8 million in distribution and circulation for fiscal 2016 and a reduction of $9.6 million in production, $4.1 million in editorial and $7.0 million in distribution and circulation for fiscal 2015.

Selling, General and Administrative

Selling, general and administrative costs decreased $31.2 million during fiscal 2016 compared to the prior year period primarily due to the Management Action Plans for employee-related expenses ($12.2 million), as well as reduced wholesaler-related bad debt expense ($8.4 million), accounting and legal fees ($1.6 million), other non-recurring expenses ($3.5 million) and costs associated with restructuring ($1.5 million).

During fiscal 2015, selling, general and administrative expenses increased $8.3 million as compared to the prior year periods primarily due the Merger and related transactions ($4.8 million), bad debt expense due to the wholesaler bankruptcy ($3.3 million), costs associated with restructuring ($1.5 million) and the timing of gains from insurance settlement recognized in the prior comparable period ($1.4 million), partially offset by the divestiture of our distribution and merchandising company (DSI) in September 2013 ($2.1 million).

Depreciation and Amortization

Depreciation and amortization expenses, which are non-cash, increased $12.5 million and $0.5 million during fiscal 2016 and 2015, respectively, as compared to the prior year periods, primarily due to the reclassification of certain tradenames from indefinite-lived to finite-lived.

Impairment of Goodwill and Intangible Assets

There were no impairment charges recorded during fiscal 2016.
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
As a result, an impairment test of goodwill and identified intangible assets was performed for certain reporting units. The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the fair value. As a result, the Company recorded pre-tax non-cash impairment charge totaling $18.5 million for goodwill and tradenames during fiscal 2015 and $9.2 million for tradenames during fiscal 2014, respectively.

Non-Operating Items

Interest Expense

Interest expense decreased $11.2 million and $7.5 million during fiscal 2016 and 2015, respectively, when compared to the prior year period due to the exchange, in March 2016 and January 2015, of certain senior secured notes.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs remained consistent during fiscal 2016 and increased $2.3 million during fiscal 2015, when compared to the prior year period due to the exchange, in March 2016 and January 2015, of certain senior secured notes.

Income Taxes

We recorded an income tax benefit of $36.0 million and $15.7 million and during fiscal 2016 and 2015, respectively, primarily due to the release of the valuation allowance. This was a direct result of the reclassification of certain tradenames from indefinite lived to finite lived effective October 1, 2014 and April 1, 2015.

Net Income (Loss) Attributable to American Media, Inc.

The $17.0 million of net income attributable to American Media, Inc. for fiscal 2016 represents a $44.1 million improvement from the comparable prior year period. This improvement is primarily attributable to the $31.5 million increase in operating income, the $20.3 million increase in benefit for income taxes coupled with the $11.2 million decrease in interest expense, partially offset by the $15.3 million decrease in income from discontinued operations, net of tax and the $3.7 million decrease in other income.

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

OPERATING SEGMENTS

Our operating segments consist of: Celebrity Brands, Men’s Active Lifestyle and Corporate and Other. After the divestiture of our Women's Active Lifestyle segment, we report under a new segment structure beginning in the fourth quarter of fiscal 2015. Given this change, we have restated prior period segment information to correspond to the current reporting structure. This structure is organized according to the markets each segment serves and allows management to focus its efforts on providing the best content to a wide range of consumers.

Our operating segments consist of the following brands in print and digital, as of March 31, 2016:

Celebrity Brands Segment

•
National Enquirer, a weekly, hard news, investigating tabloid covering all celebrities, politics, crime, human interest, health and fashion. We recently appointed Dick Morris as the chief political commentator and contributor to expand our political coverage;

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

The following table summarizes our total operating revenues by segment:

	Fiscal years ended March 31,			2016 vs. 2015		2015 vs. 2014
(dollars in millions)	2016	2015	2014	Amount	Percent	Amount	Percent
Segment operating revenues:
Celebrity Brands	$164.4	$179.8	$202.6	$(15.5)	(9)%	$(22.8)	(11)%
Men's Active Lifestyle	55.6	59.2	66.7	(3.6)	(6)%	(7.5)	(11)%
Corporate and Other	3.1	6.1	18.1	(3.1)	(50)%	(11.9)	(66)%
Total operating revenues	$223.0	$245.2	$287.3	$(22.1)	(9)%	$(42.2)	(15)%

Total operating revenues decreased $22.1 million during fiscal 2016 primarily due to reduced circulation ($23.4 million), partially offset by increased advertising ($0.9 million) and other revenues ($0.3 million). During fiscal 2015, total operating revenue decreased $42.2 million primarily due to reduced circulation ($21.4 million), advertising ($5.7 million) and other revenues ($15.1 million).

The following table summarizes the percentage of segment operating revenues:

	Fiscal years ended March 31,
	2016	2015	2014
Segment operating revenues:
Celebrity Brands	74%	73%	71%
Men's Active Lifestyle	25%	24%	23%
Corporate and Other	1%	3%	6%
Total	100%	100%	100%

The following table summarizes our segment operating income before impairment for goodwill and intangible assets:

	Fiscal years ended March 31,			2016 vs. 2015		2015 vs. 2014
(dollars in millions)	2016	2015	2014	Amount	Percent	Amount	Percent
Operating income (loss) before impairment:
Celebrity Brands	$54.1	$67.9	$73.3	$(13.8)	(20)%	$(5.4)	(7)%
Men's Active Lifestyle	13.1	11.6	21.0	1.6	13%	(9.4)	(45)%
Corporate and Other	(41.5)	(66.8)	(51.2)	25.3	(38)%	(15.6)	30%
Total operating income before impairment	25.7	12.7	43.0	$13.0	*	$(30.3)	(71)%
Impairment of goodwill and intangible assets	—	18.5	9.2	(18.5)	*	9.2	*
Total operating income (loss)	$25.7	$(5.8)	$33.8	$31.5	*	$(39.6)	*
* - Represents an increase or decrease in excess of 100%.

Total operating income before impairment increased $13.0 million during fiscal 2016 primarily due to the $35.2 million decrease in operating expenses due to the planned expense savings pursuant to the Management Action Plans, partially offset by the $22.1 million decline in operating revenues as mentioned above.

During fiscal 2015, total operating income before impairment decreased $30.3 million primarily due to the $42.2 million decrease in operating revenue previously mentioned, partially offset by the $11.8 million decrease in operating expenses related to the divestiture of our distribution and merchandising company and the planned expense savings pursuant to the Management Action Plans.

There were no impairment charges recorded during fiscal 2016. The pre-tax non-cash impairment charge for goodwill and intangible assets was $18.5 million and $9.2 million, respectively during fiscal 2015 and 2014, and impacted the Men's Active Lifestyle segment goodwill and tradenames. The pre-tax non-cash impairment charges were primarily the result of the near-term advertising revenue shortfall coupled with the continued softness in the print publication industry overall, which resulted in lowered future cash flow projections. See the notes to the consolidated financial statements in this Annual Report, specifically Note 3, "Goodwill and Other Identified Intangible Assets."

Celebrity Brands Segment

The Celebrity Brands segment comprised 74%, 73% and 71% our total operating revenues for fiscal 2016, 2015 for fiscal 2014, respectively.

Operating Revenues

Total operating revenues in the Celebrity Brands segment were $164.4 million for fiscal 2016, representing a decrease of $15.5 million, or 9%, over the comparable prior year period. For our continuing publications, total operating revenues declined $10.1 million, or 6%. Circulation revenue declined $14.1 million, or 10%, due to a reduction in the celebrity newsstand market of 12%. This was partially offset by the 11% increase in advertising revenue ($3.0 million) from National Enquirer, OK! and Star, which is counterintuitive to the consumer advertising market, which was down 10%. Total operating revenues were further impacted by the planned discontinuance of our special interest publications ($2.5 million) and the sale of Country Weekly ($2.8 million).

During fiscal 2015, total operating revenues in the Celebrity Brands segment were $179.8 million, representing a decrease of $22.8 million, or 11%, over the comparable prior year period. For our continuing publications, total operating revenues declined $19.2 million, or 10%. Circulation revenue declined $16.6 million, or 10%, due to a reduction in the celebrity newsstand sales primarily due to the industry-wide newsstand distribution disruption, coupled with the 6% decline in advertising revenue ($1.7 million) due to the 11% decline in the consumer magazine sector. Total operating revenues were further impacted by the planned discontinuance of our special interest publications ($0.8 million) and the sale of Country Weekly ($2.5 million).

Operating Income

The Celebrity Brands segment operating income before impairment decreased $13.8 million, or 20%, to $54.1 million during fiscal 2016. This decline was due to the revenue declines previously discussed coupled with an increase in amortization expenses ($11.3 million) related to the reclassification of certain tradenames from indefinite-lived intangibles to finite-lives of 15 years, effective April 1, 2015. These declines are partially offset by the planned reduction in expenses ($13.1 million) pursuant to our Management Action Plans.

Operating income before impairment in the Celebrity Brands segment decreased during fiscal 2015 from prior year by $5.4 million, or 7%, to $67.9 million. This decline was due to the revenue declines mentioned above, partially offset by the planned reduction in expenses ($17.4 million) pursuant to our Management Action Plans.

Men’s Active Lifestyle Segment

The Men’s Active Lifestyle segment represented 25%, 24% and 23% of our consolidated operating revenues for fiscal 2016, 2015 and 2014, respectively.

Operating Revenues

Total operating revenues in the Men’s Active Lifestyle segment were $55.6 million during fiscal 2016, a decrease of $3.6 million, or 6%, over the comparable prior year period. This decline was due to the discontinuance of certain foreign editions of Muscle & Fitness and Flex ($4.9 million) coupled with the decline in print advertising ($1.1 million). These declines were partially offset by the increase in digital advertising revenue ($2.0 million), primarily from Men's Fitness ($1.1 million) and Muscle & Fitness ($0.9 million) due to a 17% and 11% increase in page views, respectively, coupled with the increase in revenue from the Mr. Olympia event ($0.8 million or 12%).

During fiscal 2015, total operating revenues in the Men’s Active Lifestyle segment were $59.2 million, a decrease $7.5 million, or 11%, over the comparable prior year period. The decline in circulation revenue ($2.6 million) and print advertising revenue ($7.1 million) was primarily due to the reduction in the publishing frequency of Muscle & Fitness and Flex, from twelve times per year to ten times per year (or two less issues) during fiscal 2015. Print advertising revenue has also been negatively impacted during fiscal 2015 by a major advertiser who shifted their entire advertising budget ($4.0 million) from print to digital and social advertising platform investments outside the Men's Active Lifestyle category. A portion of this advertising business did return to the Men's Active Lifestyle segment during fiscal 2016. These declines were partially offset by the increase in digital advertising revenue ($1.3 million), which is directly attributable to the relaunch and repositioning of Men's Fitness, and the increased revenues from the Mr. Olympia event ($1.3 million, or 26%).

Operating Income

The Men’s Active Lifestyle segment operating income before impairment increased $1.6 million, or 13% to $13.1 million during fiscal 2016. Our planned Management Action Plans reduced expenses by $6.5 million, which was partially offset by an increase in amortization expense ($1.4 million) related to certain tradenames as discussed above coupled with the revenue decline previously mentioned.

Operating income before impairment in the Men’s Active Lifestyle segment declined during fiscal 2015 from the prior year by $9.4 million, or 45%, to $11.6 million. This decline is due to the reasons mentioned above coupled with an increase in amortization expense related to the classification of certain tradenames ($1.5 million).

Corporate and Other Segment

The Corporate and Other segment was 1%, 3% and 6% of our consolidated operating revenues for fiscal 2016, 2015 and 2014, respectively.

Operating Revenues

Total operating revenues in the Corporate and Other segment were $3.1 million during fiscal 2016, a decline of $3.1 million, or 50%, compared to the prior year period, primarily due to the planned reduction in publishing services ($1.3 million) and books publishing ($0.3 million).

During fiscal 2015, total operating revenues in the Corporate and Other segment were $6.1 million, a decrease of $11.9 million, or 66%, from the prior year. This decline was attributable to the divestiture of our distribution and merchandising company in September 2013 ($5.2 million), the timing of the custom video projects for Microsoft ($4.7 million) and the cessation of certain publishing services ($2.3 million).

Operating Loss

Total operating loss before impairment decreased by $25.3 million, or 38%, to $41.5 million during fiscal 2016, compared to the prior year period. This improvement was attributable to the Management Action Plans for employee-related expenses ($11.3 million), as well as reduced wholesaler bad debt expenses ($7.3 million), accounting and legal fees ($1.3 million) and the other non-recurring expenses ($3.5 million), partially offset by the $3.1 million decline in operating revenue previously discussed.

During fiscal 2015, total operating loss before impairment increased by $15.6 million, or 30%, to $66.8 million. This increase was attributable to the $11.9 million decline in operating revenue coupled with a $3.6 million increase in operating expenses. Operating expenses increased primarily due to the bad debt expense related to the wholesaler shutdowns ($3.3 million) and the costs incurred for the Merger and other related transactions ($3.4 million), coupled with the timing of the gains on insurance settlement recognized in the prior comparable period ($1.4 million). These expense increases were partially offset by the $5.2 million decrease in operating expenses related to the divestiture of our distribution and merchandising business.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our operations have historically generated positive net cash flow from operating activities. Our primary sources of liquidity are cash on hand, cash generated from operations, amounts available under our revolving credit facility (the "Revolving Credit Facility") and cash interest savings from our recent debt initiatives.

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

As of March 31, 2016, the Company had $1.4 million of cash, $15.4 million available pursuant to the Revolving Credit Facility and a working capital deficit of $32.7 million, of which approximately $26.6 million relates to deferred revenues. In February 2016, we amended our Revolving Credit Facility to, among other things, extend the maturity date to June 2017 and modify the financial covenants in effect through the date of maturity.

In addition to outstanding borrowings under the Revolving Credit Facility, as of March 31, 2016, there was $378.7 million principal amount of outstanding senior secured debt. Over the next year, the cash interest payments due under these debt agreements are approximately $40.2 million and there are no scheduled principal payments due.

We expect that our current cash balances, cash generated from operating activities, availability under our Revolving Credit Facility, as amended, and the cash interest savings from the recent debt initiatives should be sufficient to meet working capital, capital expenditures, debt service and other cash needs for the next year.

Our level of indebtedness could have important consequences for the business and operations. See Item 1A, "Risk Factors" included in this Annual Report, specifically, "Our substantial indebtedness and our ability to incur additional indebtedness could adversely affect our business, financial condition and result of operations."

Wholesaler Transition

Several of our wholesalers, including our former second-largest wholesaler, Source Interlink Companies ("Source"), ceased operation during 2014. Since then we have transitioned the previous wholesalers' newsstand distribution (approximately 25% of the market) to the two remaining major wholesalers. This transition had an immediate adverse impact on single copy newsstand sales and liquidity during fiscal 2015 and into the first half of fiscal 2016. We are beginning to see a stabilization in the newsstand sales, and the wholesale supply chain currently and primarily consists of two private companies, owned by billionaires, that have been in the business for decades.

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

Cash Flow Summary

The following information has been derived from the accompanying consolidated financial statements for fiscal 2016, 2015 and 2014. Cash and cash equivalents decreased by $2.1 million during fiscal 2016 and increased $0.4 million during fiscal 2015. The change in cash and cash equivalents is as follows:

	Fiscal years ended March 31,			Net Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net income (loss)	$18.0	$(25.9)	$(53.3)	$43.9	$27.4
Non-cash items	1.0	32.0	72.4	(30.9)	(40.5)
Net change in operating assets and liabilities	(15.5)	6.6	(9.4)	(22.2)	16.0
Operating activities	3.5	12.7	9.8	(9.2)	2.9
Investing activities	(2.7)	55.7	(18.8)	(58.3)	74.5
Financing activities	(2.6)	(67.2)	9.5	64.6	(76.7)
Effects of exchange rates	(0.3)	(0.8)	0.2	0.5	(1.0)
Net (decrease) increase in cash and cash equivalents	$(2.1)	$0.4	$0.7	$(2.5)	$(0.3)

Operating Activities

Cash provided by operating activities is primarily driven by our non-cash items, changes in working capital and the impact of our results of operations. Non-cash items consist primarily of the provision (benefit) for deferred income taxes, depreciation and amortization, amortization of deferred financing costs and deferred rack costs and provisions for doubtful accounts.

Net cash provided by operating activities was $3.5 million and $12.7 million during fiscal 2016 and 2015, respectively, a decline of $9.2 million, primarily due to the $30.9 million net decrease in non-cash items coupled with the $22.2 million net change in operating assets and liabilities, partially offset by the $43.9 million increase in our results of operations.

Non-cash items decreased primarily due to the decrease in impairment of goodwill and intangible assets of $18.5 million, the decrease in provision for doubtful accounts of $8.7 million, the decrease in non-cash payment-in-kind interest accretion of $4.8 million for certain senior secured notes, the increase in benefit for income taxes of $3.9 million and the decrease in the loss on sale of assets of $2.5 million, partially offset by the increase in depreciation and amortization of $11.6 million.

The net change in operating assets and liabilities is primarily due to the $35.6 million net change in accounts payable and accrued expenses, the $10.3 million net change in inventories resulting from our agreement to outsource paper purchases and the $4.3 million net change in prepaid expenses, partially offset by the $20.6 million net change in trade receivables, the net change in deferred revenue of $3.8 million, the net change in accrued interest of $3.4 million and the net change in deferred rack costs of $2.7 million.

Net cash provided by operating activities increased $2.9 million during fiscal 2015 as compared to fiscal 2014, primarily due to the $27.4 million increase in our results of operations coupled with the $16.0 million net change in operating assets and liabilities, partially offset by the $40.5 million net increase in non-cash items.

Non-cash items decreased primarily due to the decrease in provision for income taxes of $64.7 million, partially offset by the impairment of goodwill and intangible assets of $9.2 million, the increase in provision for doubtful accounts of $3.4 million, the loss on sale of assets of $2.5 million, the increase in non-cash payment-in-kind interest accretion of $2.9 million for certain senior secured notes and the net decrease in amortization of deferred rack and deferred financing costs of $1.6 million.

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

Investing activities

Net cash used in investing activities was $2.7 million for fiscal 2016, a decrease of $58.3 million, compared to $55.7 million of net cash provided by investing activities for fiscal 2015. The decrease is primarily attributable to the $63.0 million decrease in proceeds from the sale of assets and the $2.6 million decrease in proceeds from affiliates, partially offset by the $7.2 million decrease in purchases of property and equipment and intangibles assets.

Net cash provided by investing activities was $55.7 million for fiscal 2015, an increase of $74.5 million compared to $18.8 million of net cash used in investing activities for fiscal 2014. The increase is primarily attributable to the $63.0 million in proceeds from the sale of assets and the $2.6 million in proceeds from affiliates coupled with the $2.5 million decrease in investment in affiliates plus the $6.2 million decrease in purchases of property and equipment and intangible assets.

Financing activities

Net cash used in financing activities for fiscal 2016 was $2.6 million, a decrease of $64.6 million, compared to $67.2 million of net cash used in financing activities for fiscal 2015. The decrease is primarily attributable to the $53.7 million decrease in repurchases of certain senior secured notes, the $14.8 million decrease in net borrowings under the Revolving Credit Facility and the $4.3 million decrease in costs incurred in the restructuring, partially offset by the $5.5 million decrease in proceeds from the issuance of certain senior secured notes and the $2.3 million increase in deferred financing costs.

Net cash used in financing activities for fiscal 2015 was $67.2 million, an increase of $76.7 million, compared to $9.5 million of net cash provided by financing activities for fiscal 2014. The increase is primarily attributable to the $55.8 million increase in repurchases of certain senior secured notes, the $31.3 million decrease in net borrowings under the Revolving Credit Facility, partially offset by the $12.5 million in proceeds from the issuance of certain senior secured notes and the $4.0 million decrease in payments for the redemption of Odyssey preferred stock.

Revolving Credit Facility and Senior Secured Notes

Revolving Credit Facility

We maintain a revolving credit facility that provides for borrowing up to $35.0 million, less outstanding letters of credit, which matures in June 2017 (the "Revolving Credit Facility"). The Investors became a lending party to the Revolving Credit Facility during fiscal 2015 and represent a commitment of approximately 42% of the Revolving Credit Facility. See "Revolving Credit Facility Amendments" below for additional historical information.

We have the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the Revolving Credit Facility has ranged from 8.00% to 8.50% during the fiscal year ended March 31, 2016 and 2015. In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during fiscal 2016, 2015 and 2014 were insignificant.

During fiscal 2016, we borrowed $72.7 million and repaid $72.2 million under the Revolving Credit Facility. At March 31, 2016, the available borrowing capacity is $15.4 million, after considering the $15.2 million outstanding balance and the $4.4 million outstanding letter of credit. The Revolving Credit Facility is included in non-current liabilities in the accompanying consolidated financial statements based on the June 2017 maturity date.

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

With regard to the financial maintenance covenants, the first lien leverage ratio covenant must be equal to or less than 3.50 to 1.00 from January 1, 2016 through June 2017. The consolidated leverage ratio covenant must be equal to or less than 5.50 to 1.00 from October 1, 2015 through June 2017. The interest coverage ratio must be equal to or greater than 1.50 to 1.00 from January 1, 2016 through June 2017.

As of March 31, 2016, the Company was in compliance with the covenants under the Revolving Credit Facility.

Although there can be no assurances, management believes that, based on current projections (including projected borrowings and repayments under the Revolving Credit Facility), its operating results for fiscal 2017 will be sufficient to satisfy the financial covenants under the Revolving Credit Facility. The Company’s ability to satisfy the financial covenants is dependent on the business performing in accordance with its projections.  If the performance of the Company’s business deviates significantly from its projections, the Company may not be able to satisfy such financial covenants.  The Company's projections are subject to a number of factors, many of which are events beyond its control, which could cause its actual results to differ materially from its projections. If the Company does not comply with its financial covenants, the Company will be in default under the Revolving Credit Facility.

Revolving Credit Facility Amendments

In December 2010, we entered into a revolving credit facility with an original maturity date of December 2015 with a commitment for borrowing up to $40.0 million, less outstanding letters of credit. In February 2015, we amended and restated the revolving credit facility to, among other things, extend the maturity date to December 2016, reduce the borrowing capacity from $40.0 million to $35.0 million and amend the first lien leverage ratio and certain other covenants and provisions.

In February 2016, the Company, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party to the Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into the first amendment to the Revolving Credit Facility with the lenders (the “Consenting Lenders”) constituting the Required Lenders (as defined in the Revolving Credit Facility) to, among other things, extend the maturity date to June 2017, modify the financial covenants in effect through the date of maturity, and provide for certain other provisions.

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

In March 2016, the Company, the Administrative Agent and the lenders from time to time party to the Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into the second amendment to the Revolving Credit Facility with the Consenting Lenders constituting the Required Lenders to, among other things, allow for the issuance of additional indebtedness, modify the financial covenants in effect through the date of maturity, and provide for certain other provisions.

With regard to the financial covenants, the first lien leverage ratio covenant must be equal to or less than 3.50 to 1.00 from January 1, 2016 through June 2017 and the provision to lower the first lien leverage ratio based on the outstanding aggregate principal amount of the Company's first lien notes was removed in its entirety. The consolidated leverage ratio must be equal to or less than 5.50 to 1.00 from January 1, 2016 through June 2017 and the provision to lower the consolidated leverage ratio based on the outstanding aggregate principal amount of the Company's first lien notes was removed in its entirety. The interest coverage ratio was not amended and must be equal to or greater than 1.50 to 1.00 from January 1, 2016 through June 2017.

Senior Secured Notes

Our senior secured notes may be comprised of the first lien notes, the second lien notes, the new second lien notes and the second lien PIK notes and are collectively referred to herein as the "Senior Secured Notes." See "Supplemental Indentures" below for a discussion of the amendments to the indentures governing the Senior Secured Notes.

First Lien Notes

In December 2010, we issued $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum, payable semi-annually, and mature in December 2017 (the "First Lien Notes").

During fiscal 2012, we redeemed $20.0 million in aggregate principal amount of First Lien Notes. During fiscal 2014, we repurchased approximately $2.3 million in aggregate principal amount of First Lien Notes in the open market, from the Investors. During fiscal 2015, we repurchased $55.5 million in aggregate principal amount of First Lien Notes in the open market, from the Investors. We also exchanged $32.0 million in aggregate principal amount of First Lien Notes held by the Investors, for approximately $39.0 million aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 7.0% per annum and mature in July 2020 (the "New Second Lien Notes"), pursuant to an exchange agreement.

During fiscal 2016, we repurchased $2.0 million in aggregate principal amount of First Lien Notes, at a price equal to 105.9% of the aggregate principal amount thereof, plus accrued and unpaid interest in the open market, from the Investors. In March 2016, we exchanged approximately $58.9 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, held by the Investors, for approximately $76.0 million in aggregate principal amount of New Second Lien Notes, pursuant to an exchange agreement (the "New Second Lien Notes Exchange Agreement"), as further described below.

At March 31, 2016, the First Lien Notes represented an aggregate of $214.3 million of our indebtedness.

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

During fiscal 2014, we exchanged approximately $94.3 million aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 10.0% per annum, are payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”). See "Second Lien PIK Notes" below. During fiscal 2015, we repurchased approximately $0.6 million in aggregate principal amount of Second Lien Notes in the open market, from the Investors and exchanged approximately $7.8 million aggregate principal amount of Second Lien Notes for equity interests in the Parent pursuant to the debt for equity exchange agreement (as discussed below).

During fiscal 2016, we redeemed the remaining $2.2 million in aggregate principal amount of Second Lien Notes at a price equal to 103.4% of the aggregate principal amount thereof, plus accrued and unpaid interest. Upon the full satisfaction and cancellation of all outstanding Second Lien Notes, the collateral agreement securing the Second Lien Notes was terminated and the obligations of the Company under the Indenture governing the Second Lien Notes were satisfied in full.

The Second Lien Notes were guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our Revolving Credit Facility and the First Lien Notes. The Second Lien Notes and the guarantees thereof were secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

New Second Lien Notes

In January 2015, we issued approximately $39.0 million aggregate principal amount of New Second Lien Notes to the Investors, which bear interest at a rate of 7.0% per annum and mature in July 2020. Interest on the New Second Lien Notes is payable semi-annually on July 15th and January 15th of each year and is computed on the basis of a 360-day year comprised of twelve 30 day months. As described above, the New Second Lien Notes were issued in exchange for $32.0 million aggregate principal amount of First Lien Notes pursuant to an exchange agreement.

The New Second Lien Notes were issued under a new indenture (the “New Second Lien Notes Indenture”), by and among American Media, Inc., certain of its subsidiaries listed as guarantors thereto (the "Guarantors") and Wilmington Trust, National Association, as trustee (the "Trustee"). The New Second Lien Notes were issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

In March 2016, we issued approximately $159.6 million aggregate principal amount of additional New Second Lien Notes (the "Additional New Second Lien Notes"). Approximately $76.0 million in aggregate principal amount of Additional New Second Lien Notes were issued in exchange for approximately $58.9 million in aggregate principal amount of First Lien Notes pursuant to the New Second Lien Notes Exchange Agreement, as described above. Approximately $76.2 million in aggregate principal amount of Additional New Second Lien Notes were issued in a distribution to certain holders of equity interests in the Parent, of which approximately $68.8 million was issued to the Investors and approximately $7.4 million was issued to the Officer, and approximately $7.3 million aggregate principal amount of Additional New Second Lien Notes were issued to an affiliate of the Investors for cash.

The Additional New Second Lien Notes were issued under the existing New Second Lien Indenture through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

At March 31, 2016, the New Second Lien Notes represented an aggregate of $164.4 million of our indebtedness.

The New Second Lien Notes and the Additional New Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our Revolving Credit Facility, the First Lien Notes and the Second Lien Notes. The New Second Lien Notes and the Additional New Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

Second Lien PIK Notes

During fiscal 2014, we issued approximately $94.3 million aggregate principal amount of Second Lien PIK Notes in exchange for an equal aggregate principal amount of Second Lien Notes, pursuant to an exchange agreement (the "Second Lien PIK Notes Exchange Agreement"). The Second Lien PIK Notes were issued under an indenture (the "Second Lien PIK Notes Indenture"), by and among American Media, Inc., the Guarantors and Trustee.

During fiscal 2015, in connection with the Merger Agreement, we issued approximately $12.3 million in aggregate principal amount of additional Second Lien PIK Notes (the "Additional Second Lien PIK Notes"). The Additional Second Lien PIK Notes were issued under the Second Lien PIK Notes Indenture, were assigned the same CUSIP number as the outstanding Second Lien PIK Notes and were issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

The Second Lien PIK Notes were payable in kind at a rate of 10% per annum which totaled $4.8 million and $1.9 million, during fiscal 2015 and 2014, respectively, and was recorded as an increase to the aggregate principal amount of Second Lien PIK Notes outstanding.

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

Debt for Equity Conversion

In September 2014, AMI entered into the debt for equity exchange agreement with the Parent and the Investors, pursuant to which the Investors converted approximately $7.8 million aggregate principal amount of Second Lien Notes and all $113.3 million aggregate principal amount of Second Lien PIK Notes into equity interests in the Parent (the “Conversion”). The Conversion also included the accrued and unpaid interest since the last semi-annual interest payment on June 15, 2014, totaling approximately $2.9 million.

Supplemental Indentures

In August 2014, AMI received consents from the holders of (a) $218.2 million principal amount of the outstanding First Lien Notes to amend the indenture dated as of December 1, 2010 (as such agreement may be amended, restated or supplemented, the “First Lien Notes Indenture”), among AMI, the Guarantors and the Trustee, (b) $7.8 million principal amount of the outstanding Second Lien Notes to amend the indenture dated as of December 22, 2010 (as such agreement may be amended, restated or supplemented, the “Second Lien Notes Indenture” and, together with the First Lien Notes Indenture and the Second Lien PIK Notes Indenture, the “Indentures”), among AMI, the Guarantors and the Trustee and (c) $101 million principal amount of the outstanding Second Lien PIK Notes to amend the Second Lien PIK Notes Indenture, which in each case represented the requisite consents from holders of at least a majority of the aggregate principal amount of the applicable notes then outstanding.

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

The Supplemental Indentures amend the Indentures to (a) permit the transactions contemplated by the Merger Agreement including amending the definition of “Change of Control” and permitting the issuance of the Additional Second Lien PIK Notes pursuant to the Second Lien PIK Notes Indenture; and (b) in the case of the Second Lien PIK Notes Supplemental Indenture only, eliminate AMI’s obligation to apply Cash Interest Savings (as defined in the Second Lien PIK Notes Indenture) to repurchase outstanding First Lien Notes for the semi-annual interest periods ending on June 15, 2014 and December 15, 2014 (collectively, the “Amendments”). Pursuant to the terms of the Supplemental Indentures, the Supplemental Indentures became effective, and the Amendments became operative, immediately upon execution of the Supplemental Indentures.

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

In March 2016, the Company received consents from the holders of (a) $266.1 million principal amount of the outstanding First Lien Notes to amend the indenture dated as of December 1, 2010 (as such agreement may be amended, restated or supplemented, the “First Lien Notes Indenture”), among the Company, the Guarantors and the Trustee and (b) $39.0 million principal amount of the outstanding New Second Lien Notes to amend the indenture dated as of January 20, 2015 (as such agreement may be amended, restated or supplemented, the “New Second Lien Notes Indenture” and, together with the First Lien Notes Indenture, the “Indentures”), among the Company, the Guarantors and the Trustee, which in each case represented the requisite consents from holders of at least a majority of the aggregate principal amount of the Senior Secured Notes then outstanding.

As a result of receiving the requisite consents, in March 2016, the Company and the Trustee entered into (a) the Fifth Supplemental Indenture (the “First Lien Notes Supplemental Indenture”) to the First Lien Notes Indenture and (b) the First Supplemental Indenture (the “New Second Lien Notes Supplemental Indenture” and, together with the First Lien Notes Supplemental Indenture, the “Supplemental Indentures”). The Supplemental Indentures amend the First Lien Indenture and the New Second Lien Indenture, as applicable, to, among other things, permit the issuance of the Additional New Second Lien Notes.

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

As of March 31, 2016, the Company was in compliance with all of the covenants under the indentures governing the Senior Secured Notes.

Covenant Compliance

As discussed above, our Revolving Credit Facility and the indentures governing the Senior Secured Notes contain various restrictive covenants. With regard to our Revolving Credit Facility, the financial covenants are comprised of a first lien leverage ratio, a consolidated leverage rate and an interest coverage ratio.

The first lien leverage ratio covenant is calculated as the Total First Lien Debt to Consolidated EBITDA (each as defined in the Revolving Credit Facility) and must be equal to or less than 3.50 to 1.00 from January 1, 2016 through June 2017, the maturity date of the Revolving Credit Facility. The consolidated leverage ratio covenant is calculated as the Total Debt to Consolidated EBITDA (each as defined in the Revolving Credit Facility) and must be equal to or less than 5.50 to 1.00 from January 1, 2016 through June 2017, the maturity date of the Revolving Credit Facility. The interest coverage ratio covenant is calculated as the Consolidated EBITDA to Cash Interest Expense (each as defined in the Revolving Credit Facility) and must be equal to or greater than 1.50 to 1.00 from January 1, 2016 through June 2017, maturity date of the Revolving Credit Facility.

As of March 31, 2016, the first lien leverage ratio was 3.05 to 1.00, the consolidated leverage ratio was 5.23 to 1.00 and the interest coverage ratio was 2.06 to 1.00 and the Company was in compliance with the covenants under the Revolving Credit Facility and the indentures governing the Senior Second Notes.

Although there can be no assurances, management believes that, based on current expectations (including projected borrowings and repayments under the Revolving Credit Facility and our recent debt initiatives), our operating results for the next twelve months will be sufficient to satisfy the financial covenants under the Revolving Credit Facility. Our ability to satisfy such financial covenant is dependent on our business performing in accordance with our projections.  If the performance of our business deviates from our projections, we may not be able to satisfy such financial covenants.  Our projections are subject to a number of factors, many of which are events beyond our control, which could cause our actual results to differ materially from our projections (see "Risk Factors" included in Part I, Item 1A of this Annual Report). If we do not comply with our financial covenants, we would be in default under the Revolving Credit Facility, which could result in all our debt being accelerated due to cross-default provisions in the indentures governing the Senior Secured Notes.

We have the ability to incur additional debt, subject to limitations imposed by our Revolving Credit Facility and the indentures governing the Senior Secured Notes. Under our Revolving Credit Facility and the indentures governing the Senior Secured Notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our consolidated leverage ratio is less than 5.50 to 1.00.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Adjusted EBITDA, a measure we use to gauge our operating performance, is defined as net income (loss) attributable to the Company plus interest expense, provision (benefit) for income taxes, depreciation and amortization, provision for impairment of intangible assets and goodwill, deferred financing costs and deferred rack costs, adjusted for merger and related transaction(s) costs, restructuring costs and severance, costs related to launches, re-launches or closures of publications and certain other costs. We believe that the inclusion of Adjusted EBITDA is appropriate to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions. We also believe that Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the impact of certain items that can differ significantly from company to company, depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments.

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

Set forth below is a reconciliation of net income (loss) attributable to American Media, Inc. and subsidiaries to Adjusted EBITDA for fiscal 2016, 2015 and 2014:

	Fiscal years ended March 31,
(in millions)	2016	2015	2014
Net income (loss) attributable to American Media, Inc. and subsidiaries	$17.0	$(27.1)	$(54.3)
Add (deduct):
Interest expense	39.7	50.8	58.4
Provision (benefit) for income taxes	(36.0)	(31.3)	33.3
Depreciation and amortization	26.5	14.9	14.2
Impairment of goodwill and intangible assets	—	18.5	9.2
Amortization of deferred financing costs	4.0	4.0	1.7
Amortization of deferred rack costs	5.0	5.9	6.6
Amortization of short-term racks	8.0	8.6	8.6
Imputed interest on national distributor advances	2.5	—	—
Merger and related transaction(s) costs	—	4.8	—
Restructuring costs and severance	5.8	7.1	2.8
Loss on sale of publications	—	2.5	—
Costs related to launches and closures of publications	0.8	1.3	2.7
Costs related to relaunch of publications	—	—	0.2
Restructuring costs related to divestiture of DSI	—	—	2.8
Adjustment for net losses of DSI	—	—	2.7
AMI share of bad debt related to wholesaler shutdowns	0.7	8.4	5.1
Investment in new digital strategy	—	—	4.0
Pro forma adjustment related to investment in affiliates	—	0.3	1.5
Impact of Superstorm Sandy	—	—	0.2
Other	5.0	5.9	5.1
Adjusted EBITDA	$78.9	$74.4	$104.5

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our principal contractual obligations as of March 31, 2016:

		Payments due by period
		Less than	1-3	4-5	After 5
(in millions)	Total	1 Year	Years	Years	Years
Long-term debt (1)	$428.1	$—	$229.5	$198.6	$—
Debt interest (2)	103.7	40.2	45.6	18.0	—
Mr. Olympia, LLC put option (3)	3.0	3.0	—	—	—
Long-term agreements (4)	195.4	31.6	63.6	53.6	46.6
Operating lease obligations	21.0	2.9	6.2	6.2	5.6
Consulting agreements (5)	29.1	7.0	12.3	9.9	—
Total contractual cash obligations (6)	$780.2	$84.7	$357.2	$286.3	$52.1

(1)
Includes principal payments on the Revolving Credit Facility and Senior Secured Notes. Excludes the original issue discount on the New Second Lien Notes totaling approximately $34.1 million. See the notes to consolidated financial statements in this Annual Report, specifically Notes 4, "Revolving Credit Facility" and Note 5, "Senior Secured Notes," for further discussion of long-term debt.

(2)
Includes interest payments on both fixed and variable rate obligations and the commitment fee on the unused portion of the Revolving Credit Facility. The interest to be paid on the variable rate obligation is affected by changes in our applicable borrowing rate. Excludes the interest expense related to the amortization of the original issue discount on the New Second Lien Notes. See the notes to consolidated financial statements in this Annual Report, specifically Note 4, "Revolving Credit Facility" and Note 5, "Senior Secured Notes," for further discussion.

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

(6)	The timing of future cash flows related to tax liabilities of $0.2 million cannot be reasonably estimated.

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

Critical accounting policies are those that are both most important to the portrayal of a company’s financial position and results of operations, and require management’s most difficult, subjective or complex judgments. The following accounting policies and estimates are those that management deems most critical. For a complete listing of our significant accounting policies, see Note 2, "Summary of Significant Accounting Policies" to the consolidated financial statements included in Item 8 of this Annual Report.

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

The Company did not record any impairment charges during fiscal 2016. The Company continues to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company's financial statements and impairment charges to the Company's goodwill or other identified intangible assets in future periods could be material to the Company's results of operations.

During an evaluation of goodwill and other identified intangible assets during fiscal 2015 (at September 30, 2014), the Company determined that indicators were present in certain reporting units which would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily due to the continuing softness in the consumer magazine sector, which impacts consumer and advertising spending, including further declines in certain advertising markets, resulting in lowered future cash flow projections.

As a result, an interim impairment test of goodwill and other indefinite lived intangible assets was performed during fiscal 2015 for certain reporting units in accordance with FASB Accounting Standards Codification (“ASC”) Topic No. 350, “Goodwill and Other Intangible Assets” (“ASC 350”). Impairment testing for goodwill is a two-step process. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of the impairment charge, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill and an impairment charge is recorded for the difference. Impairment testing for indefinite lived intangible assets, consisting of tradenames, compares the fair value of the tradename to the carrying value and an impairment charge is recorded for any excess carrying value over fair value.

The evaluation resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the estimated fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of $8.9 million and $8.5 million to reduce the carrying value of goodwill and tradenames, respectively, during fiscal 2015.

As of March 31, 2016, we identified three reporting units with an excess fair value over carrying value of less than 25%. As of March 31, 2016, National Enquirer, Flex and Muscle & Fitness reporting units had goodwill balances of $59.0 million, $5.4 million and $13.4 million, respectively. For all other reporting units, the fair value is substantially in excess of carrying value as of March 31, 2016. While historical performance and current expectations have resulted in fair values of the reporting units in excess of carrying values, if our assumptions are not realized, it is possible that in the future additional impairment charges may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. The Company will continue to monitor the recoverability of its remaining goodwill.

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

The Company did not record any impairment charges for long-lived tangible and intangible assets during fiscal 2016, 2015 and 2014.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The asset and liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect on any changes in deferred tax assets and liabilities as a result of a change in tax rates is recognized in income.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern (Topic 205) ("ASU 2014-15"), which establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. This guidance is effective for fiscal years ending after December 15, 2016, and interim periods within annual period beginning after December 15, 2016, with early adoption permitted. The Company has not determined the impact the adoption of this guidance will have on the consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) ("ASU 2015-01"), which simplifies the income statement presentation by eliminating the concept of extraordinary items. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidations, Amendments to the Consolidation Analysis (Topic 810) ("ASU 2015-02"), which changes the identification of variable interests, the variable interest characteristic for a limited partnership or similar entity and the primary beneficiary determination all of which are intended to improve the consolidation guidance as well as increase transparency and consistency of financial reporting. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

In April 2015, the FASB issued a proposal for a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under this proposal, the standard would be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. As a result of the one-year deferral, ASU 2014-09 will now be effective for the Company on April 1, 2018 using one of two retrospective application methods. The Company has not determined the potential effects on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) ("ASU 2015-03"), which requires the presentation of debt issuance costs to be reflected as a reduction from the face amount of the related debt, with amortization recorded as interest expense, rather than recording as a deferred asset. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, and requires retrospective application. The Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial position, results of operations or cash flows, although it will change the financial statement classification of the deferred financing cost. As of March 31, 2016 and 2015, the Company had $8.1 million and $6.4 million of net deferred financing costs, respectively, included on the consolidated balance sheets. Under the new guidance, the net deferred financing costs would offset the carrying amount of the respective debt on the consolidated balance sheets.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) ("ASU 2015-11"), which simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. The guidance is effective for fiscal years, and interim period within those years, beginning on or after December 15, 2016. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months and disclose certain information about the leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years, and the interim periods within those years, beginning on or after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.

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

We generally manage our exposure to interest rate fluctuations through the use of a combination of fixed and variable rate debt. At March 31, 2016, we had $378.7 million outstanding in fixed rate debt. There are no earnings or liquidity risks associated with the Company’s fixed rate debt. Under the Revolving Credit Facility, we have $15.2 million outstanding in variable rate debt at March 31, 2016. The Company is subject to earnings and liquidity risks associated with the variable rate debt.

To date, we have not entered into any derivative financial instruments that are designated as hedges, for the purpose of reducing our exposure to adverse fluctuations in interest rates.

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

To date, we have not entered into any derivative financial instruments that are designated as hedges, for the purpose of reducing our exposure to adverse fluctuations in foreign currency exchange rates.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Media, Inc.:
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of American Media, Inc. and subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
June 29, 2016

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	March 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($1,031 and $880 related to VIEs, respectively)	$1,386	$3,452
Trade receivables, net of allowance for doubtful accounts of $2,319 and $3,281, respectively ($1 and $1 related to VIEs, respectively)	22,456	39,412
Inventories ($0 and $95 related to VIEs, respectively)	1,343	873
Prepaid expenses and other current assets ($372 and $198 related to VIEs, respectively)	8,970	11,356
Total current assets	34,155	55,093
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	3,732	3,801
Furniture, fixtures and equipment	21,468	43,979
Less – accumulated depreciation	(16,488)	(30,230)
Total property and equipment, net ($11 and $25 related to VIEs, respectively)	8,712	17,550
OTHER ASSETS:
Deferred financing costs, net	8,129	6,383
Deferred rack costs, net	3,284	4,824
Investments in affiliates	1,722	803
Other long-term assets	2,623	3,193
Total other assets	15,758	15,203
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	153,998	153,998
Other identified intangibles, net of accumulated amortization of $139,853 and $122,791, respectively ($6,000 related to VIEs)	209,094	224,181
Total goodwill and other identified intangible assets, net	363,092	378,179
TOTAL ASSETS	$421,717	$466,025
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ($8 and $43 related to VIEs, respectively)	$10,690	$15,781
Accrued expenses and other liabilities ($12 and $194 related to VIEs, respectively)	20,147	44,015
Accrued interest	9,426	10,075
Deferred revenues ($850 and $589 related to VIEs, respectively)	26,610	26,734
Total current liabilities	66,873	96,605
NON-CURRENT LIABILITIES:
Senior secured notes, net	378,718	309,569
Revolving credit facility	15,200	14,700
Other non-current liabilities	7,035	8,352
Deferred income taxes	33,412	70,747
Total liabilities	501,238	499,973
COMMITMENTS AND CONTINGENCIES (see Note 11)
Redeemable noncontrolling interests (see Note 9)	3,000	3,000
STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 100 shares issued and outstanding as of March 31, 2016 and 2015	—	—
Additional paid-in capital	882,546	945,037
Accumulated deficit	(964,629)	(981,593)
Accumulated other comprehensive loss	(438)	(392)
Total stockholders' deficit	(82,521)	(36,948)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$421,717	$466,025

The accompanying notes are an integral part of the Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal years ended March 31,
	2016	2015	2014
OPERATING REVENUES:
Circulation	$142,847	$166,199	$187,613
Advertising	68,163	67,258	72,953
Other	12,031	11,723	26,780
Total operating revenues	223,041	245,180	287,346
OPERATING EXPENSES:
Production	54,296	66,088	75,664
Editorial	24,896	26,804	30,870
Distribution, circulation and other	36,193	39,010	46,023
Selling, general and administrative	55,472	86,636	78,331
Depreciation and amortization	26,482	13,965	13,435
Impairment of goodwill and intangible assets	—	18,458	9,238
Total operating expenses	197,339	250,961	253,561
OPERATING INCOME (LOSS)	25,702	(5,781)	33,785
OTHER EXPENSES:
Interest expense	(39,662)	(50,847)	(58,355)
Amortization of deferred financing costs	(4,026)	(4,011)	(1,664)
Other income (expenses), net	—	3,708	(79)
Total other expenses, net	(43,688)	(51,150)	(60,098)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(17,986)	(56,931)	(26,313)
INCOME TAX PROVISION (BENEFIT)	(35,982)	(15,689)	30,659
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	17,996	(41,242)	(56,972)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	15,334	3,701
NET INCOME (LOSS)	17,996	(25,908)	(53,271)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,032)	(1,219)	(1,048)
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$16,964	$(27,127)	$(54,319)

	Fiscal years ended March 31,
	2016	2015	2014
NET INCOME (LOSS)	$17,996	$(25,908)	$(53,271)
Foreign currency translation adjustment	(46)	(161)	108
Comprehensive income (loss)	17,950	(26,069)	(53,163)
Less: comprehensive income attributable to noncontrolling interests	(1,032)	(1,219)	(1,048)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$16,918	$(27,288)	$(54,211)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share information)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Total	capital	deficit	income (loss)	deficit
Balances, March 31, 2013	10,000,000	$1	$822,723	$(900,147)	$(339)	$(77,762)
Net loss	—	—	—	(54,319)	—	(54,319)
Foreign currency translation	—	—	—	—	108	108
Balances, March 31, 2014	10,000,000	1	822,723	(954,466)	(231)	(131,973)
Net loss	—	—	—	(27,127)	—	(27,127)
Foreign currency translation	—	—	—	—	(161)	(161)
Debt for equity conversion, net of expenses (Note 5)	—	—	121,535	—	—	121,535
Issuance of common stock (Note 14)	1,172,150	—	205	—	—	205
Retirement of common stock (Note 14)	(11,172,150)	(1)	1	—	—	—
Issuance of common stock (Note 14)	100	—	—	—	—	—
Capital contribution (Note 14)	—	—	573	—	—	573
Balances, March 31, 2015	100	—	945,037	(981,593)	(392)	(36,948)
Net income	—	—	—	16,964	—	16,964
Foreign currency translation	—	—	—	—	(46)	(46)
Equity distribution (Note 5)	—	—	(62,491)	—	—	(62,491)
Balances, March 31, 2016	100	$—	$882,546	$(964,629)	$(438)	$(82,521)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AMERICAN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended March 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$17,996	$(25,908)	$(53,271)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,482	14,920	14,203
Impairment of goodwill and intangible assets	—	18,458	9,238
Amortization of deferred financing costs	4,026	4,011	1,664
Amortization of deferred rack costs	4,999	5,869	6,585
Deferred income tax (benefit) provision	(35,646)	(31,703)	33,039
Non-cash payment-in-kind interest accretion	—	4,809	1,912
Provision for doubtful accounts	—	8,721	5,307
Loss on sale of publications	—	2,472	—
Other	1,163	4,410	499
Changes in operating assets and liabilities:
Trade receivables	17,141	(3,497)	(6,858)
Inventories	(470)	9,868	2,243
Prepaid expenses and other current assets	696	4,964	(1,727)
Deferred rack costs	(3,459)	(6,149)	(5,054)
Other long-term assets	570	648	(2,210)
Accounts payable	(5,089)	(3,925)	1,798
Accrued expenses and other liabilities	(23,749)	10,661	1,365
Accrued interest	268	(3,175)	(926)
Other non-current liabilities	(1,317)	1,180	3,213
Deferred revenues	(124)	(3,929)	(1,226)
Total changes in operating assets and liabilities	(15,533)	6,646	(9,382)
Net cash provided by operating activities	3,487	12,705	9,794
INVESTING ACTIVITIES
Purchases of property and equipment	(805)	(7,176)	(10,514)
Purchases of intangible assets	(1,894)	(2,738)	(5,615)
Proceeds from sale of publications	—	63,000	—
Investments in affiliates	—	—	(2,536)
Distributions from affiliates	—	2,570	—
Other	24	9	(155)
Net cash (used in) provided by investing activities	(2,675)	55,665	(18,820)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	72,700	62,800	95,600
Repayments to revolving credit facility	(72,200)	(77,100)	(78,600)
Proceeds from issuance of senior secured notes	7,020	12,500	—
Senior secured notes repurchases	(4,386)	(56,100)	(2,325)
Capital contribution	—	573	—
Costs incurred in restructuring	—	(4,315)	—
Redemption premium payment	(192)	(2,206)	(201)
Debt financing costs	(4,360)	(2,073)	—
Payments to noncontrolling interest holders of Olympia	(1,150)	(1,253)	(1,004)
Payments for redemption of Odyssey preferred stock	—	—	(3,961)
Net cash (used in) provided by financing activities	(2,568)	(67,174)	9,509
Effect of exchange rate changes on cash	(310)	(774)	189
Net (decrease) increase in cash and cash equivalents	(2,066)	422	672
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,452	3,030	2,358
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,386	$3,452	$3,030

Supplemental Cash Flow Information and Non-Cash Activity:
Cash paid during the period for:
Income taxes	$408	$445	$35
Interest	$36,502	$46,109	$55,824
Non-cash property and equipment (incurred but not paid)	$—	$4	$498
Non-cash debt for equity exchange	$—	$123,960	$—
Non-cash equity distribution for debt	$62,491	$—	$—

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

As of March 31, 2016, we own and operate a diversified portfolio of 10 publications; National Enquirer, Star, Globe, National Examiner, OK! and Soap Opera Digest are published weekly; Men's Fitness, Muscle & Fitness and Flex; are published 10 times per year and Muscle & Fitness Hers is published bi-monthly.

Our fiscal year ended on March 31, 2016 and may be referred to herein as fiscal 2016.

During fiscal 2015, we sold our Shape, Fit Pregnancy and Natural Health publications, which comprised our Women's Active Lifestyle segment, for approximately $60 million in cash plus an earnout of up to $60 million. See Note 10, "Dispositions" for further information. After giving effect to the divestiture of our Women's Active Lifestyle segment, the Company operates and reports financial and operating information in the following two segments: Celebrity Brands and Men's Active Lifestyle. The Company also provides general corporate services to its segments which is reported as a third, non-operating segment, Corporate and Other. See Note 13, "Business Segment Information" for further information regarding the Company's reporting segments.

Liquidity and Operations

The Company is highly leveraged. As of March 31, 2016, the Company had approximately $393.9 million of outstanding indebtedness, consisting of $378.7 million of senior secured notes and $15.2 million under the revolving credit facility. The Company has been adversely impacted by weak economic conditions and has experienced declines in circulation revenue and to a lesser extent advertising revenues. If these conditions persist, the Company’s financial condition and results of operations may continue to be adversely affected. Historically, the Company has been able to offset declines in circulation revenues, in part, through cover price increases, cost reductions and increases in digital advertising revenue. During fiscal 2017, the Company anticipates continued declines in circulation revenues. There can be no assurance that the Company will be successful in continuing to reduce costs and increase digital advertising revenue to offset the expected circulation revenue declines.

Over the next year, the cash interest payments due under the Company's debt agreements are approximately $40.2 million and there are no scheduled principal payments due. As of March 31, 2016, the Company has $1.4 million of cash and $15.4 million available for borrowing pursuant to the revolving credit facility. The Company's revolving credit facility matures in June 2017.

The Company plans to refinance all or a portion of its indebtedness on or before maturity. The Company cannot assure that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

As further described in Note 4, "Revolving Credit Facility," in February 2016 the terms of the revolving credit facility were amended and restated to, among other things, extend the maturity date to June 2017 and modify the financial covenants in effect through the date of maturity.

As further described in Note 5, "Senior Secured Notes," in March 2016, the Company entered into an exchange agreement with the Investors pursuant to which the Investors exchanged approximately $58.9 million in aggregate principal amount of 11.5% first lien notes, due December 2017 for approximately $76.0 million in aggregate principal amount of 7.0% new second lien notes, due July 2020. The Company also issued, in March 2016, additional 7.0% new second lien notes for approximately $76.2 million in aggregate principal amount in a distribution to certain holders of equity interests in the Parent and issued approximately $7.3 million aggregate principal amount of additional 7.0% new second lien notes to an affiliate of the Investors for cash.

The Company's substantial indebtedness could adversely affect the business, financial condition and results of operations. Specifically, the Company's level of indebtedness could have important consequences for the business and operations, including the following:

•
requiring the Company to dedicate a substantial portion of its cash flows from operations for payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and general corporate requirements or to carry out other aspects of the business;

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

As a result of declining operating results and cash flow from operations, the Company implemented management action plans during fiscal 2016 that reduced expenses and capital expenditures. The management action plans included outsourcing technology and operation functions, digital content renegotiations, print order efficiencies and editorial and advertising sales staff consolidation.

Although the Company is significantly leveraged, it expects that the current cash balances, liquidity provided in connection with the revolving credit facility, and cash generated from operations, should be sufficient to meet working capital, capital expenditures, debt service, and other cash needs for the next year.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventory write-downs during fiscal 2016, 2015 and 2014 were insignificant.

The Company is party to a long-term paper supply and purchasing agreement pursuant to which a third party manages all aspects of the Company's raw material paper inventory. As a result, the Company no longer maintains raw material paper inventory. The finished product inventory, comprised of paper, production and distribution costs of future issues totaled $1.3 million and $0.9 million, respectively, at March 2016 and 2015.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following at March 31st (in thousands):

	2016	2015
Direct response advertising costs	$1,847	$2,044
Deferred tax assets, net	—	1,689
Prepaid insurance	797	802
Other prepaid expenses	3,774	2,920
Other receivables	1,597	2,946
Other current assets	955	955
Total prepaid expenses and other current assets	$8,970	$11,356

Direct response advertising costs are capitalized when they are expected to result in probable future benefits. These costs are amortized over the period during which future benefits are expected to be received, which is generally the related one-year subscription period. Amortization expense was $2.7 million, $3.0 million and $3.2 million for fiscal 2016, 2015 and 2014, respectively, and is part of distribution, circulation and other in the accompanying consolidated financial statements.

The asset balance of the capitalized direct response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. There were no material write-downs during the three fiscal years in the period ended March 31, 2016.

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

The Company capitalizes costs incurred in developing or obtaining internal use software and these costs are reflected in property and equipment. Capitalized costs generally include hardware, software and payroll-related costs for employees who are directly associated with and who devote time to the development of internal use computer software. These costs are amortized using the straight-line method over three years. Costs such as maintenance and training are expensed as incurred. Total capitalized costs were $5.8 million and $14.3 million, net of depreciation, as of March 31, 2016 and 2015, respectively.

Deferred Financing Costs and Original Issue Discount

Debt issuance costs and original issue discount are amortized to interest expense using the effective-interest method over the term of the related indebtedness, which ranges from four to seven years.

Deferred Rack Costs

Rack costs are capitalized and amortized as a reduction of circulation revenue, in accordance with the terms of the relevant agreements, usually three years. The Company performs periodic and timely reviews to determine if impairment charges are required due to market conditions, including store closings or store bankruptcies.

Other Long-Term Assets

Other long-term assets are comprised of the following at March 31st (in thousands):

	2016	2015
Management fee receivable (see Note 9)	$2,098	$1,894
National distributor deposit	115	839
Other	410	460
Total other long-term assets	$2,623	$3,193

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

Long-Lived Asset Impairments

The Company reviews long-lived assets for impairment whenever an event occurs or circumstances change to indicate that the carrying amount of such assets may not be fully recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted future cash flows over the remaining lives of the assets to measure recoverability. If the estimated undiscounted cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value computed on a discounted cash flow basis. The Company did not record any impairment charges during fiscal 2016, 2015 and 2014.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following at March 31st (in thousands):

	2016	2015
Retail display pockets and allowances	$2,419	$12,153
Personnel related costs	7,023	8,315
Rack costs	1,054	6,290
Production costs	3,141	5,052
Distribution and circulation costs	2,284	2,966
Restructuring costs	858	4,605
Income and other taxes (1)	685	304
Other	2,683	4,330
Total accrued expenses and other liabilities	$20,147	$44,015

(1) Includes accruals of $0.6 million for contingent liabilities for non-income related taxes at March 31, 2016 and 2015.

The Company incurred severance charges related to magazine closures, staff reorganizations and the implementation of certain management action plans for fiscal 2016, 2015 and 2014 of approximately $3.2 million, $2.1 million and $3.0 million, respectively. At March 31, 2016 and 2015, the Company had accrued severance charges of $1.3 million and $0.7 million, respectively, included in personnel related costs.

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

Deferred revenues result primarily from advance payments for subscriptions received from subscribers and is recognized on a straight-line basis, as issues are delivered, over the life of the subscription. Total deferred revenues are comprised of the following at March 31st (in thousands):

	2016	2015
Subscriptions	$23,024	$25,184
Advertising	918	727
Other	2,668	823
Total deferred revenues	$26,610	$26,734

Concentrations

We rely on wholesalers for the retail distribution of our magazines. A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business. As of March 31, 2016, single copy revenues consisted of copies distributed to retailers primarily by two major wholesalers.

During fiscal 2016, 2015 and 2014, The News Group accounted for approximately 48%, 36% and 29%, respectively, of our total operating revenues and The Hudson Group accounted for approximately 11%, 9% and 8%, respectively, of our total operating revenues. We have multi-year service arrangements with our major wholesalers, which provide incentives to maintain certain levels of service.

The decline in magazine sales at newsstands and other retail outlets have increased the financial instability of magazine wholesalers during 2014. Several of our wholesalers, including our former second-largest wholesaler, Source Interlink Companies ("Source"), ceased operations during 2014. Subject to the terms of our agreement with our national distributor, our exposure for bad debt related to Source was approximately $5.0 million to $7.0 million. We reserved approximately $6.9 million and as of March 31, 2015 and approximately $6.6 million of the reserve was utilized to reduce the outstanding receivables during fiscal 2016.

Product Placement Costs

Product placement costs include the retail display allowance (“RDA”), which is a fee we pay on a quarterly basis to qualifying retailers as an incentive for selling our titles in their stores. Product placement costs are expensed and are recorded as a reduction to revenue as the issue relating to each specific cost is recognized as revenue.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern (Topic 205) ("ASU 2014-15"), which establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. This guidance is effective for fiscal years ending after December 15, 2016, and interim periods within annual period beginning after December 15, 2016, with early adoption permitted. The Company has not determined the impact the adoption of this guidance will have on the consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) ("ASU 2015-01"), which simplifies the income statement presentation by eliminating the concept of extraordinary items. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidations, Amendments to the Consolidation Analysis (Topic 810) ("ASU 2015-02"), which changes the identification of variable interests, the variable interest characteristic for a limited partnership or similar entity and the primary beneficiary determination all of which are intended to improve the consolidation guidance as well as increase transparency and consistency of financial reporting. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

In April 2015, the FASB issued a proposal for a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under this proposal, the standard would be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. As a result of the one-year deferral, ASU 2014-09 will now be effective for the Company on April 1, 2018 using one of two retrospective application methods. The Company has not determined the potential effects on the consolidated financial statements and related disclosure.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) ("ASU 2015-03"), which requires the presentation of debt issuance costs to be reflected as a reduction from the face amount of the related debt, with amortization recorded as interest expense, rather than recording as a deferred asset. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, and requires retrospective application. The Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial position, results of operations or cash flows, although it will change the financial statement classification of the deferred financing cost. As of March 31, 2016 and 2015, the Company had $8.1 million and $6.4 million of net deferred financing costs, respectively, included on the consolidated balance sheets. Under the new guidance, the net deferred financing costs would offset the carrying amount of the respective debt on the consolidated balance sheets.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) ("ASU 2015-11"), which simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. The guidance is effective for fiscal years, and interim period within those years, beginning on or after December 15, 2016. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months and disclose certain information about the leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years, and the interim periods within those years, beginning on or after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.

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

Note 3 - Goodwill and Other Identified Intangible Assets

Goodwill

As of March 31, 2016 and 2015, the Company had goodwill with a carrying value of $154.0 million. The gross carrying amount and accumulated impairment losses of goodwill, as of March 31, 2016 and 2015, by reportable segment are as follows (in thousands):

	Celebrity Brands	Men's Active Lifestyle Group	Corporate and Other	Total
Goodwill	428,518	112,296	18,190	559,004
Accumulated impairment losses	(304,595)	(89,336)	(11,075)	(405,006)
Goodwill, net of impairment losses	$123,923	$22,960	$7,115	$153,998

Other Identified Intangible Assets

Other identified intangible assets are comprised of the following (in thousands):

	Range of lives (in years)	March 31, 2016	March 31, 2015
Intangible assets subject to amortization:
Tradenames	15 - 27	$220,527	$46,166
Subscriber lists	3 - 15	32,702	32,702
Customer relationships	5 - 10	2,300	2,300
Other intangible assets	3	9,608	7,620
Total gross intangible assets subject to amortization		265,137	88,788
Accumulated amortization		(62,043)	(44,970)
Total net intangible assets subject to amortization		203,094	43,818
Intangible assets not subject to amortization	Indefinite	6,000	180,363
Total other identified intangible assets, net		$209,094	$224,181

Effective April 1, 2015, certain tradenames with a carrying value totaling approximately $174.4 million that were previously assigned indefinite lives have been assigned finite lives of 15 years. During the fiscal year ended March 31, 2016, the amortization expense of these tradenames totaled approximately $11.6 million.

Amortization expense of intangible assets was $17.1 million, $4.3 million and $4.4 million during fiscal 2016, 2015 and 2014, respectively. Based on the carrying value of identified intangible assets recorded at March 31, 2016, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2017	$16,387
2018	15,476
2019	14,981
2020	14,501
2021	14,437
Thereafter	127,312
$203,094

Impairments

The Company did not record any impairment charges during fiscal 2016. The Company continues to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company's financial statements and impairment charges to the Company's goodwill or other identified intangible assets in future periods could be material to the Company's results of operations.

During an evaluation of goodwill and other identified intangible assets during fiscal 2015 (at September 30, 2014), the Company determined that indicators were present in certain reporting units which would suggest the fair value of the reporting unit may have declined below the carrying value. This decline was primarily due to the continuing softness in the consumer magazine sector, which impacts consumer and advertising spending, including further declines in certain advertising markets, resulting in lowered future cash flow projections.

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

The evaluation performed during fiscal 2015 resulted in the carrying value of goodwill and tradenames for certain reporting units to exceed the estimated fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of $8.9 million and $8.5 million to reduce the carrying value of goodwill and tradenames, respectively, during the quarter ended September 30, 2014.

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

Management believes the discount rates used are consistent with the risks inherent in the Company's current business model and with industry discount rates. Changes in management's judgments and projections or assumptions used could result in a significantly different estimate of the fair value of the reporting units and could materially change the impairment charge related to goodwill and tradenames.

Note 4 - Revolving Credit Facility

The Company maintains a revolving credit facility that provides for borrowing up to $35.0 million, less outstanding letters of credit, which matures in June 2017 (the "Revolving Credit Facility"). The Investors became a lending party to the Revolving Credit Facility during fiscal 2015 and represent a commitment of approximately 42% of the Revolving Credit Facility. See "Revolving Credit Facility Amendments" below for additional historical information.

The Company has the option to pay interest based on (i) a floating base rate option equal to the greatest of (x) the prime rate in effect on such day; (y) the federal funds effective rate in effect on such day plus ½ of 1%; and (z) one month LIBOR (but no less than 2%) plus 1%, or (ii) LIBOR, in each case, plus a margin. The interest rate under the Revolving Credit Facility has ranged from 8.00% to 8.50% during the fiscal year ended March 31, 2016 and 2015. In addition, the Company is required to pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving commitment. Commitment fees paid during fiscal 2016, 2015 and 2014 were insignificant.

During fiscal 2016, the Company borrowed $72.7 million and repaid $72.2 million under the Revolving Credit Facility. At March 31, 2016, the available borrowing capacity is $15.4 million, after considering the $15.2 million outstanding balance and the $4.4 million outstanding letter of credit. The Revolving Credit Facility is included in non-current liabilities based on the June 2017 maturity date.

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

With regard to the financial maintenance covenants, the first lien leverage ratio covenant must be equal to or less than 3.50 to 1.00 from January 1, 2016 through June 2017. The consolidated leverage ratio covenant must be equal to or less than 5.50 to 1.00 from October 1, 2015 through June 2017. The interest coverage ratio must be equal to or greater than 1.50 to 1.00 from January 1, 2016 through June 2017.

As of March 31, 2016, the Company was in compliance with the covenants under the Revolving Credit Facility.

Although there can be no assurances, management believes that, based on current projections (including projected borrowings and repayments under the Revolving Credit Facility), the Company's operating results for fiscal 2017 will be sufficient to satisfy the financial covenants under the Revolving Credit Facility. The Company’s ability to satisfy the financial covenants is dependent on the business performing in accordance with its projections.  The Company's projections are subject to a number of factors, many of which are events beyond its control, which could cause its actual results to differ materially from its projections. If the Company does not comply with its financial covenants, the Company will be in default under the Revolving Credit Facility.

Revolving Credit Facility Amendments

In December 2010, the Company entered into a revolving credit facility with an original maturity date of December 2015 with a commitment for borrowing up to $40.0 million, less outstanding letters of credit. In February 2015, we amended and restated the revolving credit facility to, among other things, extend the maturity date to December 2016, reduce the borrowing capacity from $40.0 million to $35.0 million and amend the first lien leverage ratio and certain other covenants and provisions.

In February 2016, the Company, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party to the Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into the first amendment to the Revolving Credit Facility with the lenders (the “Consenting Lenders”) constituting the Required Lenders (as defined in the Revolving Credit Facility) to, among other things, extend the maturity date to June 2017, modify the financial covenants in effect through the date of maturity, and provide for certain other provisions.

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

In March 2016, the Company, the Administrative Agent and the lenders from time to time party to the Revolving Credit Facility, as amended, restated, modified or supplemented from time to time, entered into the second amendment to the Revolving Credit Facility with the Consenting Lenders constituting the Required Lenders to, among other things, allow for the issuance of additional indebtedness, modify the financial covenants in effect through the date of maturity, and provide for certain other provisions.

With regard to the financial covenants, the first lien leverage ratio covenant must be equal to or less than 3.50 to 1.00 from January 1, 2016 through June 2017 and the provision to lower the first lien leverage ratio based on the outstanding aggregate principal amount of the Company's first lien notes was removed in its entirety. The consolidated leverage ratio must be equal to or less than 5.50 to 1.00 from January 1, 2016 through June 2017 and the provision to lower the consolidated leverage ratio based on the outstanding aggregate principal amount of the Company's first lien notes was removed in its entirety. The interest coverage ratio was not amended and must be equal to or greater than 1.50 to 1.00 from January 1, 2016 through June 2017.

Note 5 - Senior Secured Notes

Our senior secured notes are comprised of the first lien notes, the second lien notes and the new second lien notes and are collectively referred to herein as the "Senior Secured Notes" and consisted of the following at March 31st (in thousands):

	2016	2015
First Lien Notes	$214,277	$275,175
Second Lien Notes	—	2,198
New Second Lien Notes	198,575	39,024
Unamortized discount	(34,134)	(6,828)
Total debt obligations	378,718	309,569
Less: current portion of long-term debt	—	—
Noncurrent debt obligations	$378,718	$309,569

The future maturities of the Senior Secured Notes as of March 31st are as follows (in thousands):

Fiscal Year	Amount
2017	$—
2018	214,277
2019	—
2020	—
2021	198,575
Thereafter	—
Total future maturities	412,852
Unamortized discount	(34,134)
Total debt obligations	$378,718

As of March 31, 2016, future interest payments on our Senior Secured Notes until maturity in fiscal 2021 is expected to be as following (in thousands):

Fiscal Year	Amount
2017	$38,542
2018	31,286
2019	13,900
2020	13,900
2021	4,055
Thereafter	—
Total future payments	$101,683

First Lien Notes

In December 2010, the Company issued $385.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 11.5% per annum and mature in December 2017 (the "First Lien Notes"). Interest on the First Lien Notes is payable semi-annually on June 15th and December 15th of each year and is computed on the basis of a 360-day year comprised of twelve 30 day months.

During fiscal 2012, the Company redeemed $20.0 million in aggregate principal amount of First Lien Notes. During fiscal 2014, the Company repurchased approximately $2.3 million in aggregate principal amount of First Lien Notes. During fiscal 2015, the Company repurchased $55.5 million in aggregate principal amount of First Lien Notes and exchanged $32.0 million in aggregate principal amount of First Lien Notes for approximately $39.0 million aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 7.0% per annum and mature in July 2020 (the "New Second Lien Notes"), pursuant to an exchange agreement.

During fiscal 2016, the Company repurchased $2.0 million in aggregate principal amount of First Lien Notes, at a price equal to 105.9% of the aggregate principal amount thereof, plus accrued and unpaid interest in the open market. In March 2016, the Company exchanged approximately $58.9 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest for approximately $76.0 million in aggregate principal amount of New Second Lien Notes, pursuant to an exchange agreement (the "New Second Lien Notes Exchange Agreement"), as further described below.

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

Under the First Lien Notes Indenture (as defined below), the Company has the option to redeem the First Lien Notes, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest through the redemption date, if redeemed during the 12-month period beginning on December 15th of each of the years indicated below:

Year	Percentage
2015	102.875%
2016 and thereafter	100%

Second Lien Notes

In December 2010, the Company issued $104.9 million aggregate principal amount of senior secured notes, which bear interest at a rate of 13.5% per annum and mature in June 2018 (the "Second Lien Notes"). Interest on the Second Lien Notes is payable semi-annually on June 15th and December 15th of each year and is computed on the basis of a 360-day year comprised of twelve 30 day months.

During fiscal 2014, the Company exchanged approximately $94.3 million in aggregate principal amount of Second Lien Notes for an equal aggregate principal amount of new second lien senior secured notes, which bear interest at a rate of 10.0% per annum, are payable in kind, and mature in June 2018 (the “Second Lien PIK Notes”), pursuant to an exchange agreement (the “Second Lien PIK Notes Exchange Agreement”), as further described below. During fiscal 2015, the Company repurchased approximately $0.6 million in aggregate principal amount of Second Lien Notes. In addition, during fiscal 2015, the Company entered into an exchange agreement (the "Debt for Equity Exchange Agreement") with the Parent and the Investors pursuant to which the Investors exchanged approximately $7.8 million in aggregate principal amount of Second Lien Notes, plus accrued and unpaid interest, for equity interest in the Parent.

During fiscal 2016, the Company redeemed the remaining $2.2 million in aggregate principal amount of Second Lien Notes at a price equal to 103.4% of the aggregate principal amount thereof, plus accrued and unpaid interest. Upon the full satisfaction and cancellation of all outstanding Second Lien Notes, the collateral agreement securing the Second Lien Notes was terminated and the obligations of the Company under the Indenture governing the Second Lien Notes were satisfied in full.

The Second Lien Notes were guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our Revolving Credit Facility and the First Lien Notes. The Second Lien Notes and the guarantees thereof were secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

New Second Lien Notes

In January 2015, the Company issued approximately $39.0 million aggregate principal amount of New Second Lien Notes, which bear interest at a rate of 7.0% per annum and mature in July 2020. Interest on the New Second Lien Notes is payable semi-annually on July 15th and January 15th of each year and is computed on the basis of a 360-day year comprised of twelve 30 day months. As described above, the New Second Lien Notes were originally issued in exchange for $32.0 million in aggregate principal amount of First Lien Notes pursuant to an exchange agreement.

The New Second Lien Notes were issued under a new indenture (the “New Second Lien Notes Indenture”), by and among American Media, Inc., certain of its subsidiaries listed as guarantors thereto (the "Guarantors") and Wilmington Trust, National Association, as trustee (the "Trustee"). The New Second Lien Notes were issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

In March 2016, the Company issued approximately $159.6 million aggregate principal amount of additional New Second Lien Notes (the "Additional New Second Lien Notes"). Approximately $76.0 million in aggregate principal amount of Additional New Second Lien Notes were issued in exchange for approximately $58.9 million in aggregate principal amount of First Lien Notes pursuant to the New Second Lien Notes Exchange Agreement, as described above. Approximately $76.2 million in aggregate principal amount of Additional New Second Lien Notes were issued in a distribution to certain holders of equity interests in the Parent, of which approximately $68.8 million was issued to the Investors and approximately $7.4 million was issued to AMI's Chief Executive Officer (the "Officer"). Approximately $7.3 million aggregate principal amount of Additional New Second Lien Notes were issued to an affiliate of the Investors in exchange for cash. The Additional New Second Lien Notes were issued under the New Second Lien Notes Indenture through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

The New Second Lien Notes and the Additional New Second Lien Notes are guaranteed on a second lien senior secured basis by the same subsidiaries of the Company that guarantee our Revolving Credit Facility, the First Lien Notes and the Second Lien Notes. The New Second Lien Notes and the Additional New Second Lien Notes and the guarantees thereof are secured by a second-priority lien on substantially all our assets (subject to certain permitted liens and exceptions).

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
Second Lien PIK Notes

During fiscal 2014, the Company issued approximately $94.3 million aggregate principal amount of Second Lien PIK Notes in exchange for an equal aggregate principal amount of Second Lien Notes pursuant to the Second Lien PIK Notes Exchange Agreement, as described above. The Second Lien PIK Notes were issued under a new indenture (the “Second Lien PIK Notes Indenture”), by and among American Media, Inc., the Guarantors and Trustee.

During fiscal 2015, in connection with the Merger, the Company issued approximately $12.3 million in aggregate principal amount of additional Second Lien PIK Notes (the "Additional Second Lien PIK Notes"). The Additional Second Lien PIK Notes were issued under the Second Lien PIK Notes Indenture, were assigned the same CUSIP number as the outstanding Second Lien PIK Notes and were issued through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

The Second Lien PIK Notes were payable in kind at a rate of 10% per annum which totaled $4.8 million and $1.9 million, during fiscal 2015 and 2014, respectively, and was recorded as an increase to the aggregate principal amount of Second Lien PIK Notes outstanding.

During fiscal 2015, pursuant to the Debt for Equity Exchange Agreement with the Parent and the Investors, the Investors exchanged approximately $113.3 million aggregate principal amount of Second Lien PIK Notes, plus accrued and unpaid interest, which represented all of the outstanding Second Lien PIK Notes, for equity interests in the Parent. Upon the cancellation of all outstanding Second Lien PIK Notes, the collateral agreement securing the Second Lien PIK Notes was terminated and the obligations of the Company under the Second Lien PIK Notes Indenture were satisfied in full and the discharge thereof was acknowledged by the Trustee.

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

As a result of receiving the requisite consents, in August 2014, AMI and the Trustee entered into
(a) the Fourth Supplemental Indenture (the “First Lien Notes Supplemental Indenture”) to the First Lien Notes Indenture, (b) the Third Supplemental Indenture (the “Second Lien Notes Supplemental Indenture”) to the Second Lien Notes Indenture and (c) the First Supplemental Indenture (the “Second Lien PIK Notes Supplemental Indenture”) to the Second Lien PIK Notes Indenture and, together with the First Lien Notes Supplemental Indenture and the Second Lien Notes Supplemental Indenture, the “Supplemental Indentures”).

The Supplemental Indentures amend the Indentures to (a) permit the transactions contemplated by the Merger Agreement including amending the definition of “Change of Control” and permitting the issuance of the Additional Second Lien PIK Notes pursuant to the Second Lien PIK Notes Indenture; and (b) in the case of the Second Lien PIK Notes Supplemental Indenture only, eliminate AMI’s obligation to apply Cash Interest Savings (as defined in the Second Lien PIK Notes Indenture) to repurchase outstanding First Lien Notes for the semi-annual interest periods ending on June 15, 2014 and December 15, 2014 (collectively, the “Amendments”). Pursuant to the terms of the Supplemental Indentures, the Supplemental Indentures became effective, and the Amendments became operative, immediately upon execution of the Supplemental Indentures.

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

In March 2016, the Company received consents from the holders of (a) $266.1 million principal amount of the outstanding First Lien Notes to amend the indenture dated as of December 1, 2010 (as such agreement may be amended, restated or supplemented, the “First Lien Notes Indenture”), among the Company, the Guarantors and the Trustee and (b) $39.0 million principal amount of the outstanding New Second Lien Notes to amend the indenture dated as of January 20, 2015 (as such agreement may be amended, restated or supplemented, the “New Second Lien Notes Indenture” and, together with the First Lien Notes Indenture, the “Indentures”), among the Company, the Guarantors and the Trustee, which in each case represented the requisite consents from holders of at least a majority of the aggregate principal amount of the Senior Secured Notes then outstanding. Holders of the First Lien Notes that delivered a consent on or prior to March 28, 2016 were entitled to receive cash consideration equal to 1% of the principal amount of First Lien Notes for which consents were delivered (the "Consent Fee"), which totaled approximately $2.7 million, which is reflected in deferred financing costs in the accompanying consolidated financial statements. No consent fee was paid to holder of the New Second Lien Notes.

As a result of receiving the requisite consents, in March 2016, the Company and the Trustee entered into (a) the Fifth Supplemental Indenture (the “First Lien Notes Supplemental Indenture”) to the First Lien Notes Indenture and (b) the First Supplemental Indenture (the “New Second Lien Notes Supplemental Indenture” and, together with the First Lien Notes Supplemental Indenture, the “Supplemental Indentures”). The Supplemental Indentures amend the First Lien Indenture and the New Second Lien Indenture, as applicable, to, among other things, permit the issuance of the Additional New Second Lien Notes.

The Indentures governing the Senior Secured Notes contain certain affirmative covenants, negative covenants and events of default. For example, the Indentures governing the Senior Secured Notes contain covenants that limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the Indentures governing the Senior Secured Notes impose certain requirements as to future subsidiary guarantors. As of March 31, 2016, the Company was in compliance with all of the covenants under the indentures governing the Senior Secured Notes.

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

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

		March 31, 2016		March 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
First Lien Notes	Level 2	$214,277	$221,241	$275,175	$282,742
Second Lien Notes	Level 2	—	—	2,198	2,337
New Second Lien Notes	Level 2	164,441	152,930	32,196	33,655
		$378,718	$374,171	$309,569	$318,734

The fair value of the First Lien Notes, the Second Lien Notes and the New Second Lien Notes is estimated using quoted market prices for the same or similar issues.

As of March 31, 2016 and 2015, the Company did not have financial assets or liabilities that would require measurement on a recurring basis, based on the guidance in ASC 820. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and the Revolving Credit Facility. The carrying amount of these accounts approximates fair value.

Assets measured at fair value on a nonrecurring basis

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. During an evaluation of goodwill and other identified intangible assets during fiscal 2015, the carrying value of goodwill and tradenames for certain reporting units exceeded fair value. As a result, the Company recorded an impairment charge that incorporates fair value measurements based on Level 3 inputs. See Note 3 "Goodwill and Other Identified Intangible Assets," for further discussion on measuring the Company's non-financial assets, specifically goodwill and tradenames.

Note 7 - Income Taxes

The Company files a consolidated Federal income tax return. The provision (benefit) for income taxes from continuing operations consists of the following at March 31st (in thousands):

	2016	2015	2014
Current:
Federal	$437	$—	$(160)
State	(1,023)	88	11
Foreign	223	50	451
Total current provision (benefit)	(363)	138	302
Deferred:
Federal	(28,085)	(13,907)	24,252
State	(7,560)	(1,894)	6,138
Foreign	26	(26)	(33)
Total deferred provision (benefit)	(35,619)	(15,827)	30,357
Provision (benefit) for income taxes	$(35,982)	$(15,689)	$30,659

Income tax provision (benefit) attributable to income from continuing operations was $(36.0) million, $(15.7) million and $30.7 million for fiscal 2016, 2015 and 2014, respectively, and differed from the amounts computed by applying the statutory U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following at March 31st (in thousands):

	2016	2015	2014
U.S expected tax (benefit) provision	$(6,295)	$(19,926)	$(9,209)
State income taxes, net of federal benefit	(1,923)	(1,504)	(755)
Meals and entertainment	279	270	271
Goodwill impairment	—	1,237	—
Valuation allowance on deferred tax assets	(27,139)	2,555	40,260
Debt restructuring	—	1,277	—
Other, net	(904)	402	92
Provision (benefit) for income taxes	$(35,982)	$(15,689)	$30,659

The tax effected net deferred tax assets and liabilities are comprised of the following at March 31st (in thousands):

	2016	2015
Deferred tax assets:
Net operating losses	$35,257	$38,215
Reserves and accruals	3,134	—
Deferred financing costs	75	273
Goodwill and other intangibles	817	980
Other	14,336	4,745
Gross deferred income tax assets	53,619	44,213
Valuation allowance	—	(23,401)
Total deferred tax assets	53,619	20,812
Deferred tax liabilities:
Goodwill and other intangibles	(78,558)	(82,670)
Circulation expenses	(2,324)	(2,617)
Property and equipment	(2,480)	(3,580)
Other	(3,669)	(2,692)
Total deferred tax liabilities	(87,031)	(91,559)
Net deferred tax liability	$(33,412)	$(70,747)

The March 31, 2016 balances reflect the prospective application of newly adopted accounting guidance requiring deferred tax assets and liabilities to be classified as non-current in the consolidated balance sheet. Accordingly, on October 1, 2015, we reclassified $5.4 million of net current deferred tax assets. There were no current deferred tax liabilities to be reclassified. This guidance was not retrospectively applied to the March 31, 2015 balances. As a result, the Company had current deferred tax assets of approximately $1.7 million included in prepaid expenses and other current assets as of March 31, 2015.

At March 31, 2016 and 2015, the Company had gross U.S. federal and state net operating loss carryforwards as follows (in thousands):

	2016	2015
Federal	$89,179	$96,628
State	83,089	88,399

The federal net operating loss carryforwards at March 31, 2016 begin to expire in 2030 through 2036. The state net operating loss carryforwards at March 31, 2016 begin to expire in 2016 through 2036. In August 2014, as a result of the Merger, a change of control has occurred. Accordingly, management assessed the impact of the Merger for limitations under section 382 of the Internal Revenue Code ("IRC"). Since the Company was in a net unrealized built-in gain position the Company's annual IRC section 382 limitation will likely increase over the next five years resulting in realized built-in gains. No loss of the net operating loss utilization should result from the Merger.

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

As of March 31, 2016 and 2015, the Company's accrued liabilities for uncertain tax positions related to federal and state income taxes, including interest and penalties, amounted to $0.2 million and $1.3 million, respectively, and are reflected in other non-current liabilities in the accompanying consolidated balance sheets.

The total amount of unrecognized tax benefits as of March 31, 2016 and 2015 was $0.2 million and $0.7 million, respectively. Approximately $0.2 million of this amount would, if recognized, have an effect on the effective income tax rate. In addition to the unrecognized tax benefits, the Company recognized $0.4 million of interest benefit and $0.1 million penalty benefit for fiscal 2016 and had accrued interest and penalties of $0.1 million as of March 31, 2016.

A reconciliation of the change in the unrecognized tax benefits from April 1, 2014 to March 31, 2016 is as follows (in thousands):

Balance, April 1, 2014	$693
Increases for tax positions taken during a prior period	—
Decreases for tax positions taken during a prior period	—
Lapse of statute of limitations	—
Balance, March 31, 2015	$693
Decreases for tax positions taken during a prior period	(525)
Balance, March 31, 2016	$168

The Company has identified its “major” tax jurisdictions to include the U.S. government and the states of California, Florida and New York. The Company's fiscal 2013 through 2015 federal tax returns remain open by statute. The Company's major state tax jurisdictions subject to examination are fiscal 2012 through 2015.

Note 8 - Related Party Transactions

As discussed in Note 4, "Revolving Credit Facility," during fiscal 2015, the Investors became a lending party to the Revolving Credit Facility. During fiscal 2016 and 2015, the Company paid approximately $0.1 million and $0.8 million, respectively, in lender fees pursuant to the amendments to the Revolving Credit Facility, which are included in deferred financing costs in the accompanying consolidated financial statements.

As discussed in Note 5, "Senior Secured Notes," during fiscal 2015, the Company entered into the Debt for Equity Exchange Agreement with the Parent and the Investors pursuant to which the Investors exchanged approximately $121.1 million in aggregate principal amount of Senior Secured Notes of the Company, plus accrued and unpaid interest of approximately $2.9 million, for equity interests in the Parent. Also during fiscal 2015, the Company repurchased $56.1 million in aggregate principal amount of Senior Secured Notes, plus accrued and unpaid interest, in the open market, from the Investors. In addition, during fiscal 2015, the Company exchanged approximately $32.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, held by the Investors for approximately $39.0 million in aggregate principal amount of New Second Lien Notes.

As discussed in Note 5, "Senior Secured Notes," during fiscal 2016, the Company repurchased $2.0 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, in the open market, from the Investors. Also, in March 2016, the Company exchanged approximately $58.9 million in aggregate principal amount of First Lien Notes, plus accrued and unpaid interest, held by the Investors for approximately $76.0 million in aggregate principal amount of New Second Lien Notes. In addition, in March 2016, the Company issued approximately $76.2 million in aggregate principal amount of New Second Lien Notes in a distribution to certain holders of equity interests in the Parent, of which approximately $68.8 million was issued to certain Investors and approximately $7.4 million was issued to the Officer and approximately $7.3 million aggregate principal amount of New Second Lien Notes were issued to an affiliate of the Investors in exchange for cash. Lastly, in March 2016, the Company paid a Consent Fee of approximately $2.5 million to the Investors, which are included in deferred financing costs in the accompanying consolidated financial statements.

Mr. Elkins, a former member of our Board of Directors provided certain financial advisory services to the Company through Roxbury Advisory, LLC ("Roxbury"), a company controlled by Mr. Elkins, while he was a member of our Board of Directors. During fiscal 2015, the consulting agreement between Roxbury and the Company was terminated. Payments for the services received from Roxbury totaled $50,000 and $120,000 during fiscal 2015 and 2014, respectively, and the Company had no outstanding payables to Roxbury at March 31, 2016 and 2015.

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

Olympia’s net income attributable to noncontrolling interests was $1.0 million, $1.2 million and $1.1 million during fiscal 2016, 2015 and 2014, respectively.

Zinczenko-AMI Media Ventures, LLC

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

The operating results of ZAM were insignificant to the Company's consolidated financial statements during fiscal 2016, 2015 and 2014.

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

Redeemable Noncontrolling Interests

The following table reconciles equity attributable to the redeemable noncontrolling interests at March 31st (in thousands):

	2016	2015	2014
Balance, beginning of year	$3,000	$3,000	$3,000
Capital distributions	(1,050)	(1,253)	(1,004)
Net income attributable to noncontrolling interests	1,000	1,236	1,056
Other	50	17	(52)
Balance, end of year	$3,000	$3,000	$3,000

Unconsolidated Joint Ventures

We have other joint ventures that we do not consolidate as we lack the power to direct the activities that significantly impact the economic performance of these entities. The Company's investments in affiliates are carried at the fair value of the investment consideration at the date acquired, plus the Company's equity in undistributed earnings from that date. Unless otherwise disclosed below, the operating results of our unconsolidated joint ventures were insignificant to the Company's consolidated financial statements for fiscal 2016, 2015 and 2014.

Radar Online, LLC

In October 2008, the Company entered into a limited liability company agreement to form Radar Online, LLC, a joint venture ("Radar"), to manage Radar Online, a website focusing on celebrity and entertainment news. Though the Company owns 50% of Radar and can exercise significant influence, it does not control the activities that most significantly impact the economic performance of this joint venture. As a result, the Company accounts for the investment in Radar using the equity method. The operating results of Radar were insignificant to the Company’s consolidated financial statements for fiscal 2016, 2015 and 2014. The management fees receivable from Radar totaled $2.1 million and $1.9 million as of March 31, 2016 and 2015, respectively, and is presented within other long-term assets in the accompanying consolidated financial statements.

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

During fiscal 2016, the Company's participation interest in Select was modified and Select redeemed the Company's interest in Select for approximately $1.7 million, which is reflected in other revenues in the accompanying consolidated financial statements.

The operating results of Select were insignificant to the Company’s consolidated financial statements for fiscal 2016, 2015 and 2014.

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

Net revenue, pre-tax income (loss) from discontinued operations, income tax provision (benefit) and income from discontinued operations, net of income taxes are as follows, in thousands:

	For the Years Ended
	March 31, 2015	March 31, 2014
Net revenue	$53,123	$56,875
Pre-tax income (loss) from discontinued operations	(245)	6,319
Income tax provision (benefit)	(15,579)	2,618
Income from discontinued operations, net of income taxes	$15,334	$3,701

Country Weekly

In November 2014, we sold our Country Weekly publication for approximately $3 million in cash and entered into a long-term publishing services agreement for $1 million. The operating results of Country Weekly were insignificant to the Company's consolidated financial statements for the fiscal years ended March 2015 and 2014 and did not meet the criteria for presentation of discontinued operations. It is the Company's policy to present gains and losses from the sale of businesses that do not meet the criteria for presentation as discontinued operations within other income (expenses) in the accompanying consolidated financial statements.

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

On April 3, 2012, the Second Circuit issued a decision reversing the dismissal of the lawsuit and reinstating the antitrust and state law claims (except the defamation claim, which Anderson withdrew), and, on January 7, 2013, the United States Supreme Court declined to review the Second Circuit decision. Following the Second Circuit decision, the case was remanded to the District Court and the parties engaged in discovery. On February 14, 2014, American Media, Inc. filed an amended answer and counterclaim in the Anderson Action asserting an antitrust claim against Anderson News, L.L.C. and Charles Anderson, Jr. based on the same events as Anderson’s claims. Two other defendants also filed the same counterclaim. Fact discovery was completed in May 2014 and expert discovery was completed in October 2014. Anderson submitted an expert report calculating that damages are approximately $470 million, which would be subject to trebling should Anderson prevail against the defendants in the lawsuit. Defendants, including American Media, Inc. and DSI, also submitted an expert report on damages, which opines that, separate and apart from the question of liability, Anderson has suffered no damages.

On December 15, 2014, the parties in the Anderson Action filed motions for summary judgment and to exclude certain proposed expert testimony. On August 20, 2015, the District Court granted the summary judgment motion filed by American Media, Inc., DSI and the other defendants, dismissing all of Anderson’s claims against defendants, and granted in part the motions to exclude certain of Anderson’s proposed expert testimony. The court also granted summary judgment dismissing the counterclaim filed by American Media, Inc. and the two other defendants, but did not grant Anderson’s motion to strike defendants’ expert testimony. On August 25, 2015, Anderson filed its notice of appeal of the District Court’s decision granting defendants’ motions. On September 15, 2015, American Media, Inc. filed its notice of appeal of the District Court’s decision granting the motion for summary judgment dismissing the counterclaim. Anderson filed its appellate brief with the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”) on December 8, 2015. American Media, Inc. and DSI filed their appellate brief with the Court of Appeals on March 8, 2016. The briefing of the appeals was completed in May 2016.

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

Long-Term Agreements

The Company has several long-term agreements related to the printing, pre-press and fulfillment of publications. Based on current pricing and production levels, future commitments under these agreements are estimated as follows (in thousands):

Fiscal Year	Printing	Pre-Press	Fulfillment	Transportation	Total
2017	$23,587	$631	$3,516	$3,819	$31,553
2018	24,115	631	3,516	3,904	32,166
2019	24,655	315	3,516	2,994	31,480
2020	25,207	—	2,637	—	27,844
2021	25,771	—	—	—	25,771
Thereafter	46,551	—	—	—	46,551
Total	$169,886	$1,577	$13,185	$10,717	$195,365

Operating Leases

During fiscal 2016, the Company leased offices, facilities and equipment under operating lease agreements. The leases for our offices and facilities expire between 2017 and 2023, and some of these leases are subject to our renewal. Total rent expense charged to operations for all such leases was approximately $3.3 million, $3.6 million and $3.4 million for fiscal 2016, 2015 and 2014, respectively. Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term. The future minimum lease payments under operating leases are estimated as follows (in thousands):

Fiscal Year
2017	$2,945
2018	3,107
2019	3,120
2020	3,120
2021	3,120
Thereafter	5,590
Total	$21,002

Other Agreements

The Company has several long-term consulting agreements with unrelated third parties to assist with the marketing of its brands. The future payments under these agreements are estimated as follows (in thousands):

Fiscal Year
2017	$6,981
2018	6,613
2019	5,642
2020	5,642
2021	4,231
Thereafter	—
Total	$29,109

Note 12 - Licensing and Publishing Services Agreements

Licensing Agreements

During fiscal 2015, the Company entered into a long-term licensing agreement (the "Licensing Agreement") with an unrelated third party (the "Licensee") pursuant to which the Company granted a license for the international publication, in print and digital formats, of Men's Fitness, Muscle & Fitness, Flex and Muscle & Fitness Hers. Upon execution of the Licensing Agreement, the Company received $0.9 million as a guaranteed minimum royalty over the term of the agreement. The Licensing Agreement contributed approximately $0.3 million in revenues during fiscal 2016. The Company is further entitled to additional royalties if actual earned royalties exceed the guaranteed minimum royalty.

Publishing Services

In November 2009, the Company entered into a long-term publishing services agreement with Playboy Enterprises, Inc. (“Playboy”), pursuant to which the Company assumed responsibility for Playboy magazine's advertising sales and marketing, circulation and production management, newsstand distribution and back office financial services. Playboy compensated the Company for these services through fees and commissions for advertising sales on print and digital revenues, in addition to certain cost savings and subscription revenue incentives. The Playboy publishing services agreement terminated in December 2014 and contributed $1.3 million and $3.5 million in revenues and $1.0 million and $1.8 million of operating income during fiscal 2015 and 2014, respectively.

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

Segment information for fiscal 2016, 2015 and 2014 and the assets employed as of March 31, 2016 and 2015 are as follows (in thousands):

	Fiscal years ended March 31,
	2016	2015	2014
Operating revenues
Celebrity Brands	$164,367	$179,825	$202,580
Men's Active Lifestyle Group	55,622	59,226	66,698
Corporate and Other	3,052	6,129	18,068
Total operating revenues	$223,041	$245,180	$287,346
Operating income (loss)
Celebrity Brands	$54,133	$67,915	$73,276
Men's Active Lifestyle Group	13,107	(5,846)	11,730
Corporate and Other	(41,538)	(67,850)	(51,221)
Total operating income (loss)	$25,702	$(5,781)	$33,785
Depreciation and amortization
Celebrity Brands	$13,155	$1,787	$3,545
Men's Active Lifestyle Group	3,852	2,478	824
Corporate and Other	9,475	9,700	9,066
Total depreciation and amortization	$26,482	$13,965	$13,435
Impairment of goodwill and intangible assets
Men's Active Lifestyle Group	$—	$17,403	$9,238
Corporate and Other	—	1,055	—
Total impairment of goodwill and intangible assets	$—	$18,458	$9,238
Amortization of deferred rack costs
Celebrity Brands	$4,939	$5,391	$6,170
Men's Active Lifestyle Group	60	74	64
Total amortization of deferred rack costs	$4,999	$5,465	$6,234

Total Assets	March 31, 2016	March 31, 2015
Celebrity Brands	$315,404	$330,850
Men's Active Lifestyle Group	80,457	86,775
Corporate and Other (1)	25,856	48,400
Total assets	$421,717	$466,025

(1) Amounts are primarily comprised of inventories, prepaid expenses, property and equipment, deferred financing costs and certain other assets.

Geographic Data

The Company operates principally in two geographic areas, the United States of America and Europe (primarily the United Kingdom). There were no significant transfers between geographic areas during the three fiscal years ended March 31, 2016. The following tables present revenue by geographic area for fiscal 2016, 2015 and 2014 and the assets employed as of March 31, 2016 and 2015 (in thousands):

	Fiscal years ended March 31,
	2016	2015	2014
Operating revenues:
United States of America	$217,349	$234,554	$275,161
Europe	5,692	10,626	12,185
Total operating revenues	$223,041	$245,180	$287,346

	March 31, 2016	March 31, 2015
Assets:
United States of America	$415,422	$458,197
Europe	6,295	7,828
Total assets	$421,717	$466,025

Note 14 - Capital Structure

As discussed in Note 1, "Nature of the Business," in August 2014, pursuant to the Merger Agreement, certain Investors of the Company acquired 100% of the issued and outstanding shares of common stock of the Company through the Merger, with the Company surviving the Merger.

Prior to the Merger, the Company had authorized 15,000,000 shares of stock, comprised of 1,000,000 shares of $0.0001 par value preferred stock and 14,000,000 shares of $0.0001 par value common stock. The Board of Directors could determine the rights, preferences and limitations of the preferred stock when issued. Prior to the Merger, there were no shares of preferred stock issued or outstanding, 10,000,000 shares of common stock were issued and outstanding and 1,172,150 shares of restricted common stock were issued and outstanding. See "Stock Based Compensation" below for a further description of the Equity Incentive Plan regarding the shares of restricted common stock.

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

Subsequent to the Merger, the Company had authorized 68,000,000 shares of stock, comprised of 1,000,000 shares of $0.0001 preferred stock and 67,000,000 shares of $0.0001 par value common stock. In November 2014, the Company amended the certificate of incorporation of AMI to, among other things, amend the authorized shares of stock. As a result, the Company has authorized 100 shares of $0.0001 par value common stock. At March 31, 2016, there were 100 shares of common stock issued and outstanding.

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

As discussed in Note 5, "Senior Secured Notes," in March 2016, a non-cash equity distribution was made to certain holders of equity interests in the Parent totaling approximately $62.5 million in exchange for approximately $76.2 million in aggregate principal amount of Additional New Second Lien Notes.

We did not make any dividend payments in fiscal 2016, 2015 or 2014, and we do not anticipate paying any dividends on our common stock in the foreseeable future. The terms of our Revolving Credit Facility restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends. With respect to the dividend restriction, the Revolving Credit Facility and the Supplemental Indentures include a cap on the total amount of cash available for distribution to our common stockholders.

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

During fiscal 2014 and 2015, the Compensation Committee granted 102,500 and 75,600 restricted shares, respectively, to certain key officers, employees and directors under the same terms of the restricted stock grants in fiscal 2011. Certain former employees and directors forfeited their shares of restricted stock upon termination of their employment with the Company or service to the Board of Directors, as applicable, totaling 65,417 and 31,600 during fiscal 2014 and 2015, respectively.

Immediately prior to the Merger, there were 1,172,150 shares of restricted common stock issued and outstanding. In August 2014, as a result of the Merger, a change of control of the Company (which was a Liquidity Event under the Equity Incentive Plan) occurred and the Company recognized stock based compensation expense of approximately $210,000, in accordance with FASB ASC 718, Compensation - Stock Compensation. In connection with the Merger, the Equity Incentive Plan was terminated.

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2016
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$102	$1,284	$—	$1,386
Trade receivables, net	—	22,045	411	—	22,456
Inventories	—	1,323	20	—	1,343
Prepaid expenses and other current assets	—	14,329	128	(5,487)	8,970
Total current assets	—	37,799	1,843	(5,487)	34,155
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,732	—	—	3,732
Furniture, fixtures and equipment	—	21,428	40	—	21,468
Less – accumulated depreciation	—	(16,459)	(29)	—	(16,488)
Total property and equipment, net	—	8,701	11	—	8,712
OTHER ASSETS:
Deferred financing costs, net	8,129	—	—	—	8,129
Deferred rack costs, net	—	3,284	—	—	3,284
Investments in affiliates	545,413	365	—	(544,056)	1,722
Other long-term assets	53,434	2,623	—	(53,434)	2,623
Due from affiliates	—	290,285	—	(290,285)	—
Total other assets	606,976	296,557	—	(887,775)	15,758
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	149,488	4,510	—	153,998
Other identified intangibles, net	—	203,094	6,000	—	209,094
Total goodwill and other identified intangible assets	—	352,582	10,510	—	363,092
TOTAL ASSETS	$606,976	$695,639	$12,364	$(893,262)	$421,717

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$10,582	$108	$—	$10,690
Accrued expenses and other liabilities	—	20,178	(31)	—	20,147
Accrued interest	9,426	—	—	—	9,426
Deferred revenues	—	25,767	843	—	26,610
Total current liabilities	9,426	56,527	920	—	66,873
NON-CURRENT LIABILITIES:
Senior secured notes	378,718	—	—	—	378,718
Revolving credit facility	15,200	—	—	—	15,200
Other non-current liabilities	—	7,035	—	—	7,035
Deferred income taxes	—	92,578	(245)	(58,921)	33,412
Due to affiliates	286,153	—	4,132	(290,285)	—
Total liabilities	689,497	156,140	4,807	(349,206)	501,238
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(82,521)	539,499	4,557	(544,056)	(82,521)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$606,976	$695,639	$12,364	$(893,262)	$421,717

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,040	$2,412	$—	$3,452
Trade receivables, net	—	38,058	1,354	—	39,412
Inventories	—	739	134	—	873
Prepaid expenses and other current assets	—	16,207	636	(5,487)	11,356
Total current assets	—	56,044	4,536	(5,487)	55,093
PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	3,801	—	—	3,801
Furniture, fixtures and equipment	—	43,189	790	—	43,979
Less – accumulated depreciation	—	(29,465)	(765)	—	(30,230)
Total property and equipment, net	—	17,525	25	—	17,550
OTHER ASSETS:
Deferred financing costs, net	6,383	—	—	—	6,383
Deferred rack costs, net	—	4,824	—	—	4,824
Investments in affiliates	587,126	224	—	(586,547)	803
Other long-term assets	—	3,193	—	—	3,193
Due from affiliates	—	300,246	—	(300,246)	—
Total other assets	593,509	308,487	—	(886,793)	15,203
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	149,488	4,510	—	153,998
Other identified intangibles, net	—	218,181	6,000	—	224,181
Total goodwill and other identified intangible assets	—	367,669	10,510	—	378,179
TOTAL ASSETS	$593,509	$749,725	$15,071	$(892,280)	$466,025
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$15,434	$347	$—	$15,781
Accrued expenses and other liabilities	—	104,580	5,393	(65,958)	44,015
Accrued interest	10,075	—	—	—	10,075
Deferred revenues	—	25,718	1,016	—	26,734
Total current liabilities	10,075	145,732	6,756	(65,958)	96,605
NON-CURRENT LIABILITIES:
Senior secured notes	309,569	—	—	—	309,569
Revolving credit facility	14,700	—	—	—	14,700
Other non-current liabilities	—	8,352	—	—	8,352
Deferred income taxes	—	10,250	26	60,471	70,747
Due to affiliates	296,113	—	4,133	(300,246)	—
Total liabilities	630,457	164,334	10,915	(305,733)	499,973
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	—	—	3,000	—	3,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Total stockholders' (deficit) equity	(36,948)	585,391	1,156	(586,547)	(36,948)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$593,509	$749,725	$15,071	$(892,280)	$466,025

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED MARCH 31, 2016
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$142,537	$310	$—	$142,847
Advertising	—	68,046	117	—	68,163
Other	—	4,926	7,105	—	12,031
Total operating revenues	—	215,509	7,532	—	223,041
OPERATING EXPENSES:
Production	—	50,357	3,939	—	54,296
Editorial	—	24,131	765	—	24,896
Distribution, circulation and other cost of sales	—	36,032	161	—	36,193
Selling, general and administrative	—	54,201	1,271	—	55,472
Depreciation and amortization	—	26,469	13	—	26,482
Total operating expenses	—	191,190	6,149	—	197,339
OPERATING INCOME	—	24,319	1,383	—	25,702
OTHER EXPENSES:
Interest expense	(39,599)	(15)	(48)	—	(39,662)
Amortization of deferred financing costs	(4,026)	—	—	—	(4,026)
Other expenses, net	—	(2,012)	2,012	—	—
Total other expense, net	(43,625)	(2,027)	1,964	—	(43,688)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(43,625)	22,292	3,347	—	(17,986)
PROVISION (BENEFIT) FOR INCOME TAXES	(46,439)	10,208	249	—	(35,982)
EQUITY (LOSSES) IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	14,150	(22)	—	(14,128)	—
NET INCOME	16,964	12,062	3,098	(14,128)	17,996
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,032)	—	(1,032)
NET INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$16,964	$12,062	$2,066	$(14,128)	$16,964
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET INCOME	$16,964	$12,062	$3,098	$(14,128)	$17,996
Foreign currency translation adjustment	—	—	(46)	—	(46)
Comprehensive income	16,964	12,062	3,052	(14,128)	17,950
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,032)	—	(1,032)
COMPREHENSIVE INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$16,964	$12,062	$2,020	$(14,128)	$16,918

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED MARCH 31, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$161,464	$4,735	$—	$166,199
Advertising	—	61,566	5,692	—	67,258
Other	—	4,598	7,125	—	11,723
Total operating revenues	—	227,628	17,552	—	245,180
OPERATING EXPENSES:
Production	—	59,329	6,759	—	66,088
Editorial	—	25,258	1,546	—	26,804
Distribution, circulation and other cost of sales	—	36,961	2,049	—	39,010
Selling, general and administrative	—	82,325	4,311	—	86,636
Depreciation and amortization	—	13,785	180	—	13,965
Impairment of goodwill and intangible assets	—	18,458	—	—	18,458
Total operating expenses	—	236,116	14,845	—	250,961
OPERATING INCOME (LOSS)	—	(8,488)	2,707	—	(5,781)
OTHER EXPENSES:
Interest expense	(50,772)	(34)	(41)	—	(50,847)
Amortization of deferred financing costs	(4,011)	—	—	—	(4,011)
Other expenses, net	—	3,710	(2)	—	3,708
Total other expense, net	(54,783)	3,676	(43)	—	(51,150)
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(54,783)	(4,812)	2,664	—	(56,931)
(BENEFIT) PROVISION FOR INCOME TAXES	—	(15,712)	23	—	(15,689)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	27,656	185	—	(27,841)	—
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(27,127)	11,085	2,641	(27,841)	(41,242)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	15,334	—	—	15,334
NET (LOSS) INCOME	(27,127)	26,419	2,641	(27,841)	(25,908)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,219)	—	(1,219)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC AND SUBSIDIARIES	$(27,127)	$26,419	$1,422	$(27,841)	$(27,127)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(27,127)	$26,419	$2,641	$(27,841)	$(25,908)
Foreign currency translation adjustment	—	—	(161)	—	(161)
Comprehensive (loss) income	(27,127)	26,419	2,480	(27,841)	(26,069)
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,219)	—	(1,219)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(27,127)	$26,419	$1,261	$(27,841)	$(27,288)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED MARCH 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$182,575	$5,038	$—	$187,613
Advertising	—	66,884	6,069	—	72,953
Other	—	20,489	6,291	—	26,780
Total operating revenues	—	269,948	17,398	—	287,346
OPERATING EXPENSES:
Production	—	69,872	5,792	—	75,664
Editorial	—	29,414	1,456	—	30,870
Distribution, circulation and other cost of sales	—	43,181	2,842	—	46,023
Selling, general and administrative	—	75,077	3,254	—	78,331
Depreciation and amortization	—	13,355	80	—	13,435
Impairment of goodwill and intangible assets	—	9,238	—	—	9,238
Total operating expenses	—	240,137	13,424	—	253,561
OPERATING INCOME	—	29,811	3,974	—	33,785
OTHER EXPENSES:
Interest expense	(58,372)	17	—	—	(58,355)
Amortization of deferred financing costs	(1,664)	—	—	—	(1,664)
Other expenses, net	—	(79)	—	—	(79)
Total other expense, net	(60,036)	(62)	—	—	(60,098)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES, AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(60,036)	29,749	3,974	—	(26,313)
PROVISION FOR INCOME TAXES	25,296	4,879	484	—	30,659
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	31,013	1,387	—	(32,400)	—
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(54,319)	26,257	3,490	(32,400)	(56,972)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	3,701	—	—	3,701
NET (LOSS) INCOME	(54,319)	29,958	3,490	(32,400)	(53,271)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1,048)	—	(1,048)
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(54,319)	$29,958	$2,442	$(32,400)	$(54,319)
	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
NET (LOSS) INCOME	$(54,319)	$29,958	$3,490	$(32,400)	$(53,271)
Foreign currency translation adjustment	—	—	108	—	108
Comprehensive (loss) income	(54,319)	29,958	3,598	(32,400)	(53,163)
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,048)	—	(1,048)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AMERICAN MEDIA, INC. AND SUBSIDIARIES	$(54,319)	$29,958	$2,550	$(32,400)	$(54,211)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2016
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(35,061)	$38,526	$22	$—	$3,487
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(805)	—	—	(805)
Purchase of intangible assets	—	(1,894)	—	—	(1,894)
Due from affiliates	—	(36,479)	—	36,479	—
Other	—	24	—	—	24
Net cash provided by (used in) investing activities	—	(39,154)	—	36,479	(2,675)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	72,700	—	—	—	72,700
Repayment to revolving credit facility	(72,200)	—	—	—	(72,200)
Proceeds from issuance of senior secured notes	7,020	—	—	—	7,020
Senior secured notes repurchases	(4,386)	—	—	—	(4,386)
Redemption premium payment	(192)	—	—	—	(192)
Debt financing costs	(4,360)	—	—	—	(4,360)
Payments to noncontrolling interest holder of Olympia	—	—	(1,150)	—	(1,150)
Due to affiliates	36,479	—	—	(36,479)	—
Net cash provided by (used in) financing activities	35,061	—	(1,150)	(36,479)	(2,568)
Effect of exchange rate changes on cash	—	(310)	—	—	(310)
Net decrease in cash and cash equivalents	—	(938)	(1,128)	—	(2,066)
Cash and cash equivalents, beginning of period	—	1,040	2,412	—	3,452
Cash and cash equivalents, end of period	$—	$102	$1,284	$—	$1,386

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2015
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(104,995)	$116,650	$1,050	$—	$12,705
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(7,176)	—	—	(7,176)
Purchase of intangible assets	—	(2,738)	—	—	(2,738)
Proceeds from sale of publications	63,000	—	—	—	63,000
Distribution from affiliates	—	2,570	—	—	2,570
Due from affiliates	—	(107,916)	—	107,916	—
Other	—	9	—	—	9
Net cash used in investing activities	63,000	(115,251)	—	107,916	55,665
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	62,800	—	—	—	62,800
Repayment to revolving credit facility	(77,100)	—	—	—	(77,100)
Proceeds from issuance of senior secured notes	12,500	—	—	—	12,500
Senior secured notes repurchases	(56,100)	—	—	—	(56,100)
Capital contribution	573	—	—	—	573
Costs incurred in restructuring	(4,315)	—	—	—	(4,315)
Redemption premium payment	(2,206)	—	—	—	(2,206)
Debt financing costs	(2,073)	—	—	—	(2,073)
Payments to noncontrolling interest holder of Olympia	—	—	(1,253)	—	(1,253)
Due to affiliates	107,916	—	—	(107,916)	—
Net cash provided by (used in) financing activities	41,995	—	(1,253)	(107,916)	(67,174)
Effect of exchange rate changes on cash	—	(774)	—	—	(774)
Net increase (decrease) in cash and cash equivalents	—	625	(203)	—	422
Cash and cash equivalents, beginning of period	—	415	2,615	—	3,030
Cash and cash equivalents, end of period	$—	$1,040	$2,412	$—	$3,452

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2014
(in thousands)

	Parent	Guarantors	Non Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(52,163)	$59,730	$4,087	$(1,860)	$9,794
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(10,514)	—	—	(10,514)
Purchase of intangible assets	—	(5,615)	—	—	(5,615)
Investments in affiliates	—	(2,536)	—	—	(2,536)
Due from affiliates	—	(41,650)	—	41,650	—
Other	—	145	(300)	—	(155)
Net cash used in investing activities	—	(60,170)	(300)	41,650	(18,820)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	95,600	—	—	—	95,600
Repayments to revolving credit facility	(78,600)	—	—	—	(78,600)
Senior secured notes redemption	(2,325)	—	—	—	(2,325)
Redemption premium payment	(201)	—	—	—	(201)
Payments to noncontrolling interest holder of Olympia	—	—	(1,004)	—	(1,004)
Payments for redemption of Odyssey preferred stock	(3,961)	—	—	—	(3,961)
Due to affiliates	41,650	—	—	(41,650)	—
Dividends paid to parent	—	—	(1,860)	1,860	—
Net cash provided by (used in) financing activities	52,163	—	(2,864)	(39,790)	9,509
Effect of exchange rate changes on cash	—	189	—	—	189
Net (decrease) increase in cash and cash equivalents	—	(251)	923	—	672
Cash and cash equivalents, beginning of period	—	666	1,692	—	2,358
Cash and cash equivalents, end of period	$—	$415	$2,615	$—	$3,030

Note 16 - Selected Quarterly Financial Data (Unaudited)

Fiscal Year Ended March 31, 2016 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$56,108	$61,932	$55,144	$49,857	$223,041
Operating income	5,045	8,976	5,869	5,812	25,702
Net income (loss)	24,064	(1,194)	(2,288)	(2,586)	17,996
Net income (loss) attributable to American Media, Inc. and subsidiaries	24,070	(2,186)	(2,315)	(2,605)	16,964

Fiscal Year Ended March 31, 2015 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$63,338	$61,472	$60,145	$60,225	$245,180
Operating income (loss)	4,156	(20,557)	6,427	4,193	(5,781)
Net income (loss)	(12,038)	(28,777)	9,953	4,954	(25,908)
Net income (loss) attributable to American Media, Inc. and subsidiaries	(11,968)	(30,062)	9,960	4,943	(27,127)

Fiscal 2016 - each quarter includes approximately $2.9 million related to the reclassification of certain tradenames from indefinite-lived intangibles to finite-lives of 15 years, effective April 1, 2015.

•	Second Quarter - results include severance of approximately $1.5 million.

•	Third Quarter - results include legal settlements of approximately $2.0 million.

•	Fourth Quarter - results include severance of approximately $2.0 million.

Fiscal 2015

•	First Quarter - results include AMI's share of bad debt and other expenses related to wholesaler shutdowns of approximately $3.9 million.

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

The table below summarizes the activity in the valuation accounts for the periods indicated (in thousands):

Description	Balance, Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions, Write-Offs, net	Balance, End of Period
Allowance for doubtful accounts:
Fiscal years ended March 31,
2016	$3,281	$—	$97	$(1,059)	$2,319
2015	6,533	8,849	(11,182)	(919)	3,281
2014	5,473	5,605	(1,078)	(3,467)	6,533
Reserve for valuation allowance on deferred tax asset:
Fiscal years ended March 31,
2016	$27,139	$—	$—	$(27,139)	$—
2015	40,261	—	—	(13,122)	27,139
2014	—	40,261	—	—	40,261
Allowance for excess and obsolete inventory:
Fiscal years ended March 31,
2016	$—	$—	$—	$—	$—
2015	561	—	—	(561)	—
2014	445	4	112	—	561

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our principal executive and principal financial officers concluded that our internal control over financial reporting was effective as of March 31, 2016 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

Evaluation of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we have determined that, during the fourth quarter of fiscal 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

This information will be provided in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders if filed with the SEC no later than 120 days after the end of our fiscal year covered by this Annual Report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 11. Executive Compensation.

This information will be provided in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders if filed with the SEC no later than 120 days after the end of our fiscal year covered by this Annual Report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be provided in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders if filed with the SEC no later than 120 days after the end of our fiscal year covered by this Annual Report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be provided in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders if filed with the SEC no later than 120 days after the end of our fiscal year covered by this Annual Report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 14.     Principal Accounting Fees and Services.

This information will be provided in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders if filed with the SEC no later than 120 days after the end of our fiscal year covered by this Annual Report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following Consolidated Financial Statements filed as part of this report can be found in Item 8 “Financial Statements and Supplementary Data” of this Annual Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of March 31, 2016 and 2015
•	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the fiscal years ended March 31, 2016, 2015 and 2014
•	Consolidated Statements of Stockholders' Deficit for the fiscal years ended March 31, 2016, 2015 and 2014
•	Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2016, 2015 and 2014
•	Notes to Consolidated Financial Statements
•	Schedule II - Valuation and Qualifying Accounts for the fiscal years ended March 31, 2016, 2015 and 2014

(b) Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of August 15, 2014, among AMI Parent Holdings LLC, AMI Merger Corporation and American Media, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 15, 2014).

2.2
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

4.2	Form of 11.5% First Lien Senior Secured Notes due 2017 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
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

4.7	*
Fifth Supplemental Indenture, dated as of March 18, 2016, between American Media, Inc. and Wilmington Trust, National Association, as Trustee and Collateral Agent, to the Indenture, dated as of December 1, 2010, among American Media, Inc. (as successor by merger to AMO Escrow Corporation), the guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee and Collateral Agent, relating to the 11½% First Lien Senior Secured Notes due 2017.

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

4.14
Indenture, dated as of October 2, 2013, by and among American Media, Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee, relating to American Media Inc.'s 10% Second Lien Senior Secured PIK Notes due 2018 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2013).

4.15		Form of 10% Second Lien Senior Secured PIK Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2013).
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

4.17
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

4.18	*
First Supplemental Indenture, dated as of March 18, 2016, by and among American Media, Inc., the guarantors listed on the signatory pages thereto and Wilmington Trust, National Association, as trustee and collateral agent, related to American Media, Inc.'s 7.000% Second Lien Senior Secured Notes due 2020.

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

10.8
Waiver to Revolving Credit Agreement, dated February 17, 2015, among American Media, Inc., as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed with the SEC on June 30, 2015).

10.9
Amendment and Restatement Agreement, dated as of February 20, 2015, to the Revolving Credit Agreement, dated December 22, 2010 (as amended, restated, modified or supplemented from time to time), among American Media, Inc., as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed with the SEC on June 30, 2015).

10.10
Amendment No. 1, dated as of February 12, 2016, to the Amended and Restated Revolving Credit Agreement, dated February 20, 2015 (as amended, restated, supplemented or otherwise modified from time to time), by and among American Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on February 16, 2016.

10.11	*
Amendment No. 2, dated as of March 18, 2016, to the Amended and Restated Revolving Credit Agreement, dated February 20, 2015 (as amended, restated, supplemented or otherwise modified from time to time), by and among American Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.

10.12
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

10.14
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

10.15
Second Lien PIK Collateral Agreement, dated as of October 2, 2013, by and among American Media, Inc., the guarantors named therein and Wilmington Trust, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2013).

10.16
Collateral Agreement, dated as of January 20, 2015, by and among American Media, Inc., the subsidiaries of American Media, Inc. listed on the signature pages thereto, and Wilmington Trust, National Association, as collateral agent, relating to American Media, Inc.'s 7.0% Senior Secured Notes due 2020 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 26, 2015).

10.17
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

10.20
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

10.21
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

10.22
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

10.25	*	Exchange Agreement, dated as of March 18, 2016, among American Media, Inc., certain funds and accounts managed by Chatham Asset Management, LLC and Omega Charitable Partnership, L.P.
10.26	*	Note Purchase Agreement, dated as of March 21, 2016, among American Media, Inc., the subsidiary guarantors party thereto and Blackstone Alternative Multi-Strategy Sub Fund III, LLC.
10.27	*
Note Purchase Agreement, dated as of March 21, 2016, among American Media, Inc., the subsidiary guarantors party thereto, Leon Cooperman, David Pecker and certain funds and accounts managed by Chatham Asset Management.

10.28
Form of Indemnification Agreement by and among American Media, Inc. and the Indemnitee (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on February 14, 2014).

12.1	*	Computation of Ratio of Earnings to Fixed Charges.
21.1	*	Subsidiaries of American Media, Inc.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	*
The following materials from American Media, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*		Filed herewith.
**		Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MEDIA, INC.

Dated:	June 29, 2016	by:	/s/ David J. Pecker
David J. Pecker
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David J. Pecker	Chairman, Director, President and Chief Executive Officer	June 29, 2016
David J. Pecker	(Principal Executive Officer)

/s/ Christopher V. Polimeni	Executive Vice President, Chief Financial Officer and Treasurer	June 29, 2016
Christopher V. Polimeni	(Principal Financial and Accounting Officer)

/s/ Evan Ratner	Director	June 29, 2016
Evan Ratner

/s/ Barry Schwartz	Director	June 29, 2016
Barry Schwartz

/s/ David R. Hughes	Director	June 29, 2016
David R. Hughes