Form 10-K/A
period 2016-03-31
AMERICAN MEDIA INC
filed 2016-07-29
CIK 880555

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

There is no public market for the registrant’s common stock. The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of June 30, 2016 was 100.

EXPLANATORY NOTE

On June 29, 2016, American Media, Inc. (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the "Original Form 10-K"). This Amendment No. 1 (the "Amendment") amends Parts III and IV, Items 10 through 15 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year. We are filing this Amendment to include Part III information in the Original Form 10-K because the Company's definitive proxy statement will not be filed within 120 days after the end of the Company's 2016 fiscal year.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on June 29, 2016 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other reports filed with the SEC.

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

In connection with the Merger, in August 2014, Parent, as the sole stockholder of the Company, elected Messrs. Ratner, Schwartz and Hughes to serve with Mr. Pecker as the Directors. In addition, Parent appointed Messrs. Ratner, Schwartz and Hughes to the Audit Committee of the Board with Mr. Hughes serving as Chairman.

Our Directors and Executive Officers as of June 30, 2016, together with their biographical summaries and business experience during the past five years and directorships of other public corporations during the past five years, are set forth below.

Name	Age	Position
David J. Pecker	64	Chairman, Chief Executive Officer, President and Director
Evan Ratner	53	Director
Barry Schwartz	51	Director
David R. Hughes	53	Director
Christopher V. Polimeni	50	Executive Vice President, Chief Financial Officer and Treasurer
Kevin Hyson	66	Executive Vice President and Chief Marketing Officer
David Bonnett	49	Executive Vice President of Digital Media Operations and Chief Information Officer
Robert M. O'Neill	53	Senior Vice President, Operations
Brian Kroski	46	Senior Vice President and Chief Digital Officer
Marc Fierman	55	Senior Vice President and Chief Accounting Officer
Eric S. Klee	45	Senior Vice President, Secretary and General Counsel

David J. Pecker has been our Chairman, Chief Executive Officer, President and a Director since May 1999. Prior to 1999, Mr. Pecker was president and chief executive officer of Hachette Filipacchi Magazines, Inc. He was appointed chief executive officer of Hachette Fillipacchi Magazines, Inc. in 1992, after being named president of Hachette Magazines, Inc. in September 1991. Previously, since September 1990, Mr. Pecker had served as executive vice president, chief operating officer and chief financial officer for Hachette Magazines, Inc., formerly Diamandis Communications, Inc. Mr. Pecker has 30 years of publishing industry experience, having worked as the director of financial reporting at CBS, Inc. Magazine Group and as the vice president and controller of Diamandis Communications Inc. Mr. Pecker currently serves as a director of the Madison Square Boys and Girls Club of New York and SlimFast. Mr. Pecker was appointed to the board of trustees of Pace University in February 2009. Mr. Pecker received a B.B.A. degree from Pace University, received an honorary doctorate degree in commercial science from Pace University in 1998 and is the founder, past president and a current director of the Federal Drug Enforcement Foundation. Mr. Pecker was appointed as a director of American Media, Inc. due to his extensive experience in the publishing industry.

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

David R. Hughes has served as a Director since January 2013 and also serves as Chairperson of the Board's Audit Committee. Mr. Hughes joined Shore Memorial Hospital d/b/a Shore Medical Center as chief financial officer in January 2014, prior to which Mr. Hughes served as a member of the board of trustees through November 2013. Mr. Hughes has 27 years of operational and financial experience with executive experience in the gaming and hospitality industry. Mr. Hughes previously served as executive vice president, treasurer and chief financial officer of Trump Entertainment Resorts Inc. from November 2010 until December 2013. In September 2014, Trump Entertainment Resorts Inc. filed for Chapter 11 bankruptcy protection and its Plan of Reorganization was confirmed in March 2015 and became effective in February 2016. Mr. Hughes was corporate executive vice president and chief financial officer of MTR Gaming Group (“MTR”) between May 2008 and November 2010. From 2003 to 2008, Mr. Hughes served in various positions at MTR, including as corporate executive vice president strategic operations and chief operating officer of its flagship property in West Virginia. Mr. Hughes served as chief financial officer of Penn National Gaming's Charles Town Races & Slots property in Charles Town, West Virginia prior to joining MTR. Mr. Hughes also previously held operational and financial positions with major gaming companies throughout the United States, including Atlantic City, New Jersey, having served as senior vice president and chief financial officer of Sun International Resorts Hotel and Casino and in positions at Trump Plaza Hotel and Casino from 1988 to 1995. Mr. Hughes began his career in gaming in table game operations in 1984 at the Sands Hotel and Casino. Mr. Hughes is a member of the board of directors of iPayment, Inc. and serves as the chairman of the compensation committee. Mr. Hughes is a member of the board of directors of Rivers Casino and serves as chairman of the audit and compliance committee. Mr. Hughes is a member of the board of directors of Shore Quality Partners and chairman of the finance committee. Shore Quality Partners is a physician lead organization made up of over 200 physicians. Mr. Hughes also serves on the board of directors of the Greater Atlantic City Chamber of Commerce and the board of directors of St. Joseph Regional School in Somers Point, New Jersey. Mr. Hughes holds a B.S. degree in Business Administration and Accounting from Richard Stockton College and is a Certified Public Accountant (non-active). Mr. Hughes was appointed as a director of American Media, Inc. based on his significant operational and financial experience in the entertainment industry and as a director on other company boards.

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

Kevin Hyson is Executive Vice President and Chief Marketing Officer. Mr. Hyson joined the Company in 1999 as a Senior Vice President and Chief Marketing Officer and was promoted to Executive Vice President in 2001. Prior to joining the Company, Mr. Hyson was president of Hylen Sharp, a marketing firm whose clients included Hachette, JVC and Sony, based in Greenwich, Connecticut from 1990 to 1999.

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

Robert M. O’Neill has been our Senior Vice President, Operations since 2013 and in January of 2016, Mr. O’Neill assumed additional responsibility for the distribution and retail marketing operations. From 2004 to 2013, Mr. O’Neill served as our Vice President, Manufacturing and Logistics. From June 2002 to August 2004, Mr. O’Neill served as our Director, Manufacturing Finance and Administration. Prior to joining the Company, he formed his own consulting firm in 2000. From 1996 to 1999, Mr. O’Neill served as director of finance and administration for Globe Marketing Services. Mr. O’Neill was previously employed by Deloitte & Touche LLP. Mr. O’Neill received a B.S. degree from the University of Central Florida, and is a Certified Public Accountant in the State of Florida and a Veteran of the United States Army.

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

Our Board has adopted a Code of Ethics and Corporate Conduct that applies to our principal executive officers and senior financial officers, and a Statement of Corporate Governance and a policy regarding Related Person Transactions. Our Audit Committee has adopted an Audit Committee Charter. Our Code of Ethics and Corporate Conduct, Statement of Corporate Governance and policy regarding Related Person Transactions are available on our website, http://www.americanmediainc.com, under “About Us,” and our Audit Committee Charter is available under "About Us," under "Board Committees," and all documents are otherwise available in print to any stockholder who requests them from our Corporate Secretary. Please direct all requests to: Corporate Secretary, American Media, Inc., 4 New York Plaza, 2nd Floor, New York, New York 10004. We intend to post amendments to or waivers from our Code of Ethics and Corporate Conduct (to the extent applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions) on our website, http://www.americanmediainc.com.

Board Independence

Our Board consists of four members. Since our securities are not listed on any national securities exchange, there are no exchange-based independence standards applicable to our Board. However, the Board reviewed the independence of its members based on the independence definition set forth in the NASDAQ Marketplace rules and determined that Messrs. Ratner, Schwartz and Hughes would be deemed independent (the "Independent Directors"). Mr. Pecker, who serves as our Chairman of the Board, Chief Executive Officer and President would not qualify as independent. In making these determinations, the Board considered all relationships between us and each director and each director’s family members and other potential conflicts. Our Board has not appointed a lead independent director and believes this structure allows it the flexibility to select, on an as needed basis, its independent director to manage or supervise a project based on the specific director's background and experience and the subject matter for such project.

Our Independent Directors currently serve or have served as a member of senior management of other public companies and have served as directors of other public companies. We believe that the number of independent, experienced directors that make up our Board benefits our Company and our stockholders.

Board of Directors and Committees

Our Board held four meetings during fiscal 2016. All of the directors attended 75% or more of the aggregate number of meetings of our Board and the committees on which they served, except for Mr. Ratner who attended 50% of the aggregate number of meetings. The non-employee members of our Board also met (or were offered the opportunity to do so) in executive session without management present as part of each regular meeting.

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

The Audit Committee met four times during fiscal 2016.

2010 Restructuring

In November 2010, the Company and certain subsidiaries filed a prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.   In December 2010, the Bankruptcy Court confirmed the plan and the Company emerged from bankruptcy and consummated a financial restructuring.

Communication with the Board

Stockholders and other interested parties may communicate with our Board and other non-management directors by sending written communications to the directors c/o our Corporate Secretary, American Media, Inc., 4 New York Plaza, 2nd Floor, New York, New York 10004.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis provides detailed information about compensation programs for our named executive officers (the "Named Executive Officers"). Our Named Executive Officers for fiscal 2016 were David J. Pecker, Chairman, Chief Executive Officer and President; Christopher V. Polimeni, Executive Vice President, Chief Financial Officer and Treasurer; Brian Kroski, Senior Vice President and Chief Digital Officer; Kevin Hyson, Executive Vice President and Chief Marketing Officer and David Bonnett, Executive Vice President and Chief Information Officer.

Prior to its dissolution, in August 2014, the Compensation Committee was responsible for, among other things, reviewing management and employee compensation policies, plans and programs (including, assessing the impact thereof on any risk-taking behavior they may have on the Company's management); monitoring performance and compensation of our executive officers and other key employees; preparing recommendations and periodic reports to our Board concerning these matters; and administering our former equity incentive plans. Since August 2014, the Board has performed the responsibilities previously carried out by the Compensation Committee.

Executive Summary

We have designed our executive compensation programs to support our overall performance goals. Our compensation programs are based on the principle of "pay for performance," which means the level of compensation received by executives should be closely tied to our corporate financial performance.

The Board reviews our executive compensation programs on a regular basis and has structured the programs to consist of two principal components: base salary and annual cash bonus opportunities. We refer to these two components as "total direct compensation." We also provide to our officers, as part of a competitive compensation package, limited post-employment benefits and perquisites.

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

Determination of Our Chief Executive Officer’s Compensation

The Board formally reviews our Chief Executive Officer's performance annually. This review is based on our Chief Executive Officer's performance against specific objectives, which include the progress made by our Company in implementing its business strategy and achieving its business objectives, both short-term and long-term. This review considers both quantitative and qualitative performance matters and is a key factor used in setting our Chief Executive Officer's compensation and respective components for the coming year. Specific business objectives and goals that were part of our Chief Executive Officer's performance review for 2016 included the financial performance of our company, progress towards achieving our company's long-term strategic objectives and the development of key leadership talent.

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

Compensation Program Components

Our executive compensation program consists of two principal components: base salary and annual cash bonus opportunities. In total, these components are designed to link our pay for performance philosophy and provide competitive compensation programs.

We believe that this combination of compensation components provides an appropriate mix of fixed and variable compensation, balances short-term operational performance with long-term value and encourages recruitment and retention of highly qualified executives. All officers participate in each component of the executive compensation program but at different levels or percentages.

The Board has not adopted specific allocations between short-term and long-term compensation. The Board believes that executive compensation should include compensation “at risk” of fluctuation and subject to attaining performance objectives and determines the amount to be “at risk” upon its periodic review of total direct compensation. Variable compensation or compensation “at risk,” such as our annual bonus opportunities, makes up a significant portion of executives’ total compensation.

Base Salary

Base salary is provided to compensate executives for services performed during the fiscal year and is fixed by the terms of the executive’s employment agreement or other employment arrangements. The Board reviews base salary at the end of the term of each executive’s employment agreement in connection with the extension of an executive’s employment agreement. There were no increases in base salary for the Named Executive Officers during fiscal 2016. In accordance with his employment agreement, Mr. Kroski's base salary increased to $375,000 effective April 1, 2016.

Annual Bonus

We design annual bonus opportunities for our executives to link executive pay to our annual financial performance and the individual executive’s job performance. Executives are eligible to receive an annual discretionary bonus or an annual cash incentive payment.

The performance targets are set by the Board at the beginning of the fiscal year. Performance targets are based on budgeted Adjusted EBITDA. We have selected Adjusted EBITDA as the primary performance measure under our annual bonus program because we believe it appropriately evaluates our operating performance compared to our operating plans. Adjusted EBITDA for compensation purposes is calculated using the definition in our revolving credit facility (the "Revolving Credit Facility"). The Board, in its discretion, may set alternative targets in any year for some of or all of the executives.

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

The following table reflects the range of eligible annual discretionary bonus and annual cash incentive payments that could have been earned, for each Named Executive Officer, pursuant to the terms of each Named Executive Officers’ employment agreement or arrangement and the amount of annual discretionary bonus paid for fiscal 2016 as determined at the sole discretion of the Chief Executive Officer (except with respect to his discretionary bonus) and the Board:

	Annual Discretionary		Annual		Annual Cash Incentive			Annual
	Bonus Range		Discretionary		Bonus Range			Cash
	Minimum	Maximum	Bonus		Minimum	Target	Maximum	Incentive
David J. Pecker	$—	$875,000	$1,312,500	(1)	$—	$—	$—	$—
Christopher V. Polimeni	$—	$175,000	$262,500	(1)	$—	$—	$—	$—
Brian Kroski	$—	$—	$—		$—	$150,000	$150,000	$150,000
Kevin Hyson	$—	$175,000	$150,000		$—	$—	$—	$—
David Bonnett	$65,000	$—	$100,000		$—	$—	$—	$—

(1) - The Board approved annual discretionary bonuses for Messrs. Pecker and Polimeni equal to 1.5 times the maximum annual amount, per their respective employment agreements, given that no discretionary bonuses were paid to Messrs. Pecker and Polimeni for fiscal 2015.

Long-term equity incentive compensation

In connection with the Merger, the Parent acquired 100% of the issued and outstanding shares of common stock of AMI, including the restricted shares awarded under the Equity Incentive Plan. In connection with the Merger the Equity Incentive Plan was terminated. As a result, there are no outstanding equity awards as of March 31, 2016.

Benefits and Perquisites

Our officers, including our Named Executive Officers, participate in a full range of health, welfare and life insurance benefits and are covered by the same plans as other exempt employees.

We provide support to our Chief Executive Officer for personal financial management services. Since this financial manager is familiar with our compensation program, our Chief Executive Officer’s financial management is enhanced, thereby providing a benefit to the Company and our Chief Executive Officer. The cost of this service for fiscal 2016, 2015 and 2014 was $99,084, $0 and $20,254, respectively, including the gross-up in taxes to make the Chief Executive Officer whole to the extent that taxes were imposed on the Chief Executive Officer in respect of such financial management benefit.

We may, from time to time, provide a housing allowance for an executive officer in instances where we have asked an executive to relocate. Mr. Hyson received a housing allowance of $31,016, $0 and $30,000 during fiscal 2016, 2015 and 2014, respectively.

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

Messrs. Polimeni, Kroski, Hyson and Bonnett also have “double trigger” severance arrangements which would require a termination “without cause” by the Company in connection with a “change in control” of the Company. In the event of a “change in control” of the Company and a termination “without cause”, each of Messrs. Polimeni, Hyson and Bonnett would receive a severance payment in the form of installment payments of base salary for a period of one year and Mr. Kroski would receive a severance payment in the form of installment payments of base salary for a period of six months.

Deductibility of Executive Compensation/Internal Revenue Code Section 162(m)

Since we do not currently have a class of equity securities that is required to be registered under the Securities Exchange Act of 1934, as amended, we are not subject to Internal Revenue Code Section 162(m).

Compensation Committee Interlocks and Insider Participation

Our Board of Directors reviews management and employee compensation policies, plans and programs including monitoring the performance and compensation of our executive officers and other key employees. The members of the Board are: Mr. Pecker, who serves as the Chairperson, and Messrs. Ratner, Schwartz and Hughes. Messrs. Ratner, Schwartz and Hughes are Independent Directors.

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

Company Risk Assessment

Based on our assessment, we believe that our compensation and benefit programs have been appropriately designed to attract and retain talent and properly incentivize employees. Although our programs are generally designed to pay for performance and to provide incentive based compensation, the programs contain various mitigating factors to ensure our employees, including our Named Executive Officers, are not encouraged to take unnecessary risks in managing our business. These factors include:

•	the multiple elements of our compensation packages, including base salary and annual bonus programs;

•	the structure of our annual cash bonus program; and

•	oversight of programs by the Board.

We believe our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table

The summary compensation table and supplemental tables on the following pages disclose compensation information for our Named Executive Officers during fiscal 2016, 2015 and 2014.

Name and Principal Position	Year	Salary	(1) Bonus	(2) Stock Awards	(3) Non-Equity Incentive Plan Compensation	(4) All Other Compensation	Total
David J. Pecker, Chairman, Chief Executive Officer and President	2016	$1,750,000	$1,312,500	$—	$—	$124,792	$3,187,292
	2015	$1,750,000	$—	$548	$—	$2,648,954	$4,399,502
	2014	$1,750,000	$875,000	$—	$—	$31,616	$2,656,616

Christopher V. Polimeni, Executive Vice President, Chief Financial Officer and Treasurer	2016	$500,000	$262,500	$—	$—	$113,000	$875,500
	2015	$500,000	$—	$5,124	$—	$2,250,000	$2,755,124
	2014	$400,000	$175,000	$—	$—	$77,424	$652,424

Brian Kroski, Senior Vice President and Chief Digital Officer (5)	2016	$350,000	$—	$—	$150,000	$130,000	$630,000

Kevin Hyson, Executive Vice President and Chief Marketing Officer	2016	$325,000	$150,000	$—	$—	$31,016	$506,016
	2015	$325,000	$150,000	$—	$—	$97,462	$572,462
	2014	$325,000	$150,000	$—	$—	$30,000	$505,000

David Bonnett, Executive Vice President and Chief Information Officer	2016	$310,000	$125,000	$—	$—	$48,000	$483,000
	2015	$310,000	$100,000	$—	$—	$118,845	$528,845
	2014	$310,000	$100,000	$—	$—	$32,424	$442,424

(1)
Represents annual discretionary bonus as determined in the sole discretion of the Chief Executive Officer and the Board, except with respect to the Chief Executive Officer's bonus which was determined solely by the Board.

(2)
The stock awards column reports the aggregate grant date fair value of the restricted stock awards granted to Named Executive Officers. The aggregate grant date fair value is computed in accordance with Accounting Standards Codification Topic 718, disregarding estimates for forfeitures, and is based on the estimated fair value of American Media, Inc.'s common stock on the date of grant. See Note 14, “Capital Structure - Equity Incentive Plan” to our consolidated financial statements included in the Original Form 10-K. In connection with the Merger, the Parent acquired 100% of the issued and outstanding shares of common stock of AMI, including the restricted shares awarded under the Equity Incentive Plan. As a result, the stock awards granted during fiscal 2015 are no longer outstanding.

(3)
Represents annual cash incentive payments earned by participating individuals based on their position in the Company and the achievement of certain performance measures as discussed in the Compensation Discussion and Analysis section of this Item 11. Executive Compensation.

(4)
Amounts under the “All Other Compensation” column consist, as indicated in the following table, with respect to Messrs. Pecker, Polimeni, Kroski, Hyson and Bonnett, one-time incentive payments. In addition, with respect to Mr. Pecker, payments of financial management and other services are included, with respect to Mr. Kroski, payments of commissions are included and with respect to Mr. Hyson payments for housing allowance are included.

	Financial
Executive and Fiscal Year	Management		Housing
	Services		Allowance	Other
David J. Pecker
Fiscal 2016	$99,084	(a)	$—	$25,708	(b)
Fiscal 2015	$—	(a)	$—	$2,648,954	(b)
Fiscal 2014	$20,254	(a)	$—	$11,362	(b)
Christopher V. Polimeni
Fiscal 2016	$—		$—	$113,000	(c)
Fiscal 2015	$—		$—	$2,250,000	(c)
Fiscal 2014	$—		$—	$77,424	(c)
Brian Kroski
Fiscal 2016	$—		$—	$130,000	(c)
Kevin Hyson
Fiscal 2016	$—		$31,016	$—
Fiscal 2015	$—		$—	$97,462	(c)
Fiscal 2014	$—		$30,000	$—
David Bonnett
Fiscal 2016	$—		$—	$48,000	(c)
Fiscal 2015	—		$—	118,845	(c)
Fiscal 2014	—		$—	32,424	(c)

(a)
Includes $39,084, $0 and $8,414 of gross-up in taxes to make the Chief Executive Officer whole to the extent that taxes were imposed on the Chief Executive Officer in respect of such financial management benefits for fiscal year 2016, 2015 and 2014, respectively.

(b)
Includes one-time incentive payments of $14,000 and $2,635,000 for fiscal 2016 and 2015, respectively for the achievement of specific, individual, short-term projects. Also includes $11,708, $13,954 and $11,362 for the reimbursement of country club dues, including $4,950, $7,196 and $5,126 of gross-up taxes to make the Chief Executive Officer whole to the extent that taxes were imposed on the Chief Executive Officer in respect of such benefits for fiscal 2016, 2015 and 2014, respectively.

(c)
Represents one-time incentive payments for the achievement of specific, individual, short-term projects during fiscal 2016, 2015 and 2014. Also includes, for Mr. Kroski, $115,000 of commission earned on net collected revenue from the digital properties above certain pre-defined thresholds as set forth in Mr. Kroski's employment agreement.

(5)	Mr. Kroski was not a Named Executive Officer in fiscal 2015 or 2014. As a result, compensation information for such fiscal years is not required to be provided in this Summary Compensation Table.

Grant of Plan Based Awards Table

The following table supplements the disclosures set forth in the column titled Non-Equity Incentive Plan Compensation of the Summary Compensation Table.

2016 Grants of Plan-Based Awards
Estimated future payouts under non-equity incentive plan awards (1)
Name	Threshold ($)	Target ($)	Maximum ($)
David J. Pecker	$—	$—	$—
Christopher V. Polimeni	$—	$—	$—
Brian Kroski	$—	$150,000	$150,000
Kevin Hyson	$—	$—	$—
David Bonnett	$—	$—	$—

(1) Payments are made pursuant to the terms set forth in the Named Executive Officer's employment agreement or other employment arrangements. Targets, where applicable, are set by the Company at the beginning of the fiscal year.

Each Named Executive Officer was paid his base salary pursuant to his employment agreement or other employment arrangements. The employment agreements and arrangements for the Named Executive Officers also provide for discretionary bonuses, if any, to be paid at the discretion of the Chief Executive Officer and the Board. In fiscal 2016, 2015 and 2014, the Board and the Compensation Committee, as applicable, exercised its discretion and paid bonuses to the Named Executive Officers.

In connection with the Merger, the Parent acquired 100% of the issued and outstanding shares of common stock of AMI, including the restricted shares awarded under the Equity Incentive Plan. Except for the restricted shares awarded under the Equity Incentive Plan, no other type of equity awards have been granted to the Named Executive Officers. In connection with the Merger the Equity Incentive Plan was terminated. As a result, there are no outstanding equity awards as of March 31, 2016.

Pursuant to his employment agreement with the Company, during fiscal 2016, 2015 and 2014, the Company paid for certain financial management services to be provided to Mr. Pecker, together with a supplemental gross-up payment to cover Mr. Pecker’s income tax owed for such financial management services fees. During fiscal 2016, Messrs. Pecker, Polimeni, Kroski, Hyson and Bonnett received one-time incentive payments for the achievement of specific, individual, short-term projects. In addition, during fiscal 2016 and 2014, Mr. Hyson received a monthly housing allowance from the Company to subsidize a residence near the New York office.

Outstanding Equity Awards at 2016 Fiscal Year End and Stock Vested

In connection with the Merger, the Parent acquired 100% of the issued and outstanding shares of common stock of AMI, including the restricted shares awarded under the Equity Incentive Plan. In connection with the Merger the Equity Incentive Plan was terminated. As a result, there are no outstanding equity awards as of March 31, 2016.

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

Under our current arrangements, there are no severance payments and/or benefit payments that would be provided in the event of resignation without good reason, termination for cause, retirement, death or disability. In connection with the Merger, the Company experienced a Liquidity Event and each Named Executive Officer was entitled to accelerated vesting of all outstanding shares of restricted stock held by the Named Executive Officer on such date, without requiring termination of employment.

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

Brian Kroski

If Mr. Kroski’s employment is terminated by the Company “without cause,” then, in addition to payments of accrued compensation (including any earned but unpaid bonus) and benefits through the date of termination, the executive will be entitled to receive the following:

•	severance payment equal to six months of the executive’s annual base salary then in effect payable in installments over a period of six months following his termination of employment.

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

Summary of Potential Payments

The following table summarizes the payments that would be made to our Named Executive Officers upon the occurrence of certain qualifying terminations of employment, including in connection with a change in control, assuming that each Named Executive Officer’s termination of employment with the Company occurred on March 31, 2016 and, where relevant, that a change in control of the Company occurred on March 31, 2016. Amounts shown in the table below do not include (i) accrued but unpaid salary through the date of termination and (ii) other benefits earned or accrued by the Named Executive Officer during his employment that are available to all salaried employees.

Name	Benefit		Termination By Company Without Cause	Termination By Named Executive Officer With Good Reason	Qualifying Termination upon Change in Control
David J. Pecker	Severance	(1)	$1,750,000	$1,750,000	$3,500,000
	Benefit values	(2)	$16,478	$16,478	$16,478
	Outplacement services	(3)	$30,000	$30,000	$30,000
	Excise gross up	(4)	$—	$—	$166,717
	Total		$1,796,478	$1,796,478	$3,713,195

Christopher V. Polimeni	Severance	(1)	$500,000	$—	$500,000
	Total		$500,000	$—	$500,000

Brian Kroski	Severance	(1)	$175,000	$—	$175,000
	Total		$175,000	$—	$175,000

Kevin Hyson	Severance	(1)	$325,000	$—	$325,000
	Total		$325,000	$—	$325,000

David Bonnett	Severance	(1)	$310,000	$—	$310,000
	Total		$310,000	$—	$310,000

(1)	Represents continuation of salary payments for the payout period provided under each Named Executive Officer's employment agreement or arrangement.
(2)
Represents the estimated value associated with the continuation of health, life insurance and disability benefits for the payout period provided under the applicable Named Executive Officers' employment agreement or arrangement, based on the cost to provide such coverage as of March 31, 2016.

(3)
Represents the estimated value associated with providing outplacement services for the payout period provided under Mr. Pecker’s employment agreement based on our estimate of the costs as of March 31, 2016 to provide such benefit.

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

Mr. Kroski

In December 2014, the Company entered into an employment arrangement with Mr. Kroski, pursuant to which Mr. Kroski currently serves as its Senior Vice President and Chief Digital Officer. Mr. Kroski's annual base salary is $350,000. Mr. Kroski is eligible to earn an annual cash incentive payment of $150,000 based on the financial results of the digital properties as measured by net collected revenue, as approved by the Board. Mr. Kroski earned $150,000 for fiscal 2016.

In November 2015, the employment agreement was amended to extend the term of Mr. Kroski's employment through March 31, 2018 and provide for annual salary increases from $350,000 to $375,000, effective April 1, 2016 and from $375,000 to $400,000 effective April 1, 2017. In addition, pursuant to the amended employment agreement, Mr. Kroski is eligible to earn an annual cash incentive payment of $175,000 during fiscal 2017 and $200,000 during fiscal 2018 based on the financial results of the digital properties as measured by net collected revenue. Lastly, Mr. Kroski is eligible to receive a commission of 10% of net collected revenue of the digital properties above certain pre-defined thresholds.

In the event Mr. Kroski is terminated by the Company without cause, and if Mr. Kroski executes and delivers a release to the Company, he will be entitled to receive severance in the form of installment payments of his base salary for a period of six months. In the event Mr. Kroski’s employment terminates for any other reason, he is not entitled to receive any severance under the terms of his employment arrangement.

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
In December 2014, the employment agreement was amended, to among other things, extend the term of Mr. Hyson's employment through March 31, 2016. In February 2016, the employment agreement was amended, to among other things, extend the term of Mr. Hyson's employment through March 31, 2017. Mr. Hyson is eligible to earn an annual discretionary bonus of up to $175,000 at the discretion of the Chief Executive Officer and the Board. In addition, Mr. Hyson is entitled to participate in all employee benefits and incentive compensation plans offered by the Company.

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

Fiscal Year 2016 Director Compensation

Each Independent Director is entitled to be paid $85,000, in cash, as the annual Board retainer fee and reimbursed for travel expenses to attend Board and Committee meetings. Directors who also serve as a Committee Chairperson are entitled to be paid, in cash, an annual committee service retainer of $10,000. Upon certain terminations of the service of certain Independent Directors from the Board, such Directors shall be entitled to receive a lump-sum cash payment equal to $35,000 for each year or partial year such Director served on the Board.

In connection with the Merger, in August 2014, Parent, as the sole stockholder of the Company, elected Messrs. Ratner, Schwartz and Hughes to serve with Mr. Pecker as the Directors. In addition, Parent appointed Messrs. Ratner, Schwartz and Hughes to the Audit Committee of the Board with Mr. Hughes serving as Chairman. Mr. Hughes is the only Director who receives compensation for his services on the Board.

The following table sets forth information regarding compensation paid during fiscal 2016.

DIRECTOR COMPENSATION
(1)
	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Name	($)	($)	($)	($)
David J. Pecker	$—	$—	$—	$—
Evan Ratner (2)	$—	$—	$—	$—
Barry Schwartz (2)	$—	$—	$—	$—
David Hughes (3)	$95,000	$—	$—	$95,000

(1)	Fees earned or paid in cash were as follows:

Name	Board Retainer	Committee Chaired	Committee Chair fees	Total
David J. Pecker	$—	—	$—	$—
Evan Ratner	$—	—	$—	$—
Barry Schwartz	$—	—	$—	$—
David Hughes	$85,000	Audit	$10,000	$95,000

(2)	Messrs. Ratner and Schwartz are affiliated with the Parent and do not receive compensation for their service on the Board.
(3)	During fiscal 2016, Mr. Hughes served on the Board and the Audit Committee and as the Chairperson of the Audit Committee.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

In connection with the Merger, the Parent acquired 100% of the issued and outstanding shares of common stock of AMI, including the restricted shares awarded under the Equity Incentive Plan. In connection with the Merger the Equity Incentive Plan was terminated. As a result, there are no outstanding equity awards as of March 31, 2016.

Security Ownership of Certain Beneficial Owners

The table set forth below contains information as of June 30, 2016, with respect to the beneficial ownership of our common stock held by: each current Director; each Named Executive Officer; all Directors and executive officers as a group; and any person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock.

As of June 30, 2016, there were 100 shares of American Media, Inc.'s common stock issued and outstanding. Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of the Company’s common stock that he, she or it beneficially owns. Except as otherwise noted below, the address of each person or entity named in the following table is c/o American Media, Inc., 1000 American Media Way, Boca Raton, Florida 33464.

Name	Amount of Beneficial Ownership		Percent of Class
AMI Parent Holdings, LLC 26 Main Street, Suite 204, Chatham, NJ 07928	100		100%
Chatham Asset Management, LLC 26 Main Street, Suite 204, Chatham, NJ 07928	—	(1)	—%
Leon Cooperman c/o Omega Advisors 810 7th Avenue, 33rd Floor, New York, NY 10019	—	(2)	—%
David J. Pecker	—	(3)	—%
Evan Ratner	—		—%
Barry Schwartz	—		—%
David R. Hughes	—		—%
Christopher V. Polimeni	—	(4)	—%
Brian Kroski	—		—%
Kevin Hyson	—		—%
David Bonnett	—		—%
Directors and executive officers as a group (eleven persons)	—		—%

(1)
Chatham Asset Management, LLC (“Chatham”) is an investment advisor to Chatham Asset High Yield Offshore Fund, Ltd. (“Chatham High Yield Offshore”), Chatham Asset Partners High Yield Fund, LP (“Chatham High Yield”), Chatham Fund, LP (“Chatham Fund”) and Chatham Eureka Fund, L.P. (“Chatham Eureka”), all of which have membership interests in Parent. Chatham Asset GP, LLC (“Chatham GP”) is the general partner of Chatham High Yield, Chatham Fund and Chatham Eureka. Chatham High Yield Offshore, Chatham High Yield, Chatham Fund and Chatham Eureka have 15.74%, 14.67%, 13.56% and 34.04%, respectively, beneficial ownership interest in Parent based on their voting rights as members of Parent. As the Company is a wholly-owned subsidiary of Parent, Chatham, Chatham GP, Chatham High Yield Offshore, Chatham High Yield, Chatham Fund and Chatham Eureka may be deemed to be beneficial owners of the Company to the extent of the percentage membership interests in Parent. Each of Chatham, Chatham GP, Chatham High Yield Offshore, Chatham High Yield, Chatham Fund and Chatham Eureka may be deemed to have voting and investment power over the shares and be beneficial owners of the Company’s shares. Chatham, Chatham GP, Chatham High Yield Offshore, Chatham High Yield, Chatham Fund and Chatham Eureka disclaim any beneficial ownership of the Company’s shares. The information set forth in this footnote is based on information provided to us by Chatham.

(2)
Leon Cooperman has a 9.00% beneficial ownership interest in Parent based on his voting rights as a member of Parent. As the Company is a wholly-owned subsidiary of Parent, Mr. Cooperman may be deemed to be a 9.00% beneficial owner of the Company’s shares of common stock due to his indirect voting and investment power over the Company’s shares. Mr. Cooperman disclaims any direct beneficial ownership of the Company’s shares. The information set forth in this footnote is based on information provided to us by Mr. Cooperman.

(3)
David J. Pecker has a 10.00% beneficial ownership interest in Parent based on his voting rights as a member of Parent. As the Company is a wholly-owned subsidiary of Parent, Mr. Pecker may be deemed to be a 10.00% beneficial owner of the Company’s shares of common stock due to his indirect voting and investment power over the Company’s shares. Mr. Pecker disclaims any direct beneficial ownership of the Company’s shares.

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

2016 Related Party Transactions

The Investors are a lending party to the revolving credit facility and during fiscal 2016, the Company paid approximately $0.1 million in lender fees pursuant to the amendments to the revolving credit facility.

During fiscal 2016, the Company repurchased $2.0 million in aggregate principal amount of first lien notes, plus accrued and unpaid interest, in the open market, from the Investors. Also, in March 2016, the Company exchanged approximately $58.9 million in aggregate principal amount of first lien notes (the "First Lien Notes"), plus accrued and unpaid interest, held by the Investors for approximately $76.0 million in aggregate principal amount of new second lien notes, which bear interest at a rate of 7.0% per annum and mature in July 2020 (the "New Second Lien Notes").

In addition, in March 2016, the Company issued approximately $76.2 million in aggregate principal amount of New Second Lien Notes in a distribution to certain holders of equity interests in the Parent, of which approximately $68.8 million was issued to certain Investors and approximately $7.4 million was issued to AMI's Chief Executive Officer and approximately $7.3 million aggregate principal amount of New Second Lien Notes were issued to an affiliate of the Investors in exchange for cash.

Lastly, in March 2016, the Company received consents from the holders of the First Lien Notes and the New Second Lien Notes to amend the indentures governing the First Lien Notes and the New Second Lien Notes. Holders of the First Lien Notes that delivered a consent were entitled to receive cash consideration equal to 1% of the principal amount of First Lien Notes for which consents were delivered (the "Consent Fee"). The Company paid approximately $2.5 million in Consent Fees to the Investors. No consent fee was paid to holders of the New Second Lien Notes.

For further information regarding our revolving credit facility, First Lien Notes and New Second Lien Notes, see Note 4, "Revolving Credit Facility" and Note 5, "Senior Secured Notes" to our consolidated financial statements included in the Original Form 10-K.

Director Independence

See Item 10, "Directors, Executive Officers and Corporate Governance - Board Independence" for further information regarding our Independent Directors and the determination thereof.

Item 14.     Principal Accounting Fees and Services.

The following table sets forth fees for professional services provided by Deloitte & Touche LLP, the Company's independent registered public accounting firm, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, “Deloitte”) for the audit of the Company’s financial statements for fiscal 2016 and 2015 and fees billed for audit related services, tax services and all other services rendered by Deloitte during fiscal 2016 and 2015:

	2016	2015
Audit Fees (1)	$1,034,047	$1,252,106
Audit Related Fees (2)	$40,000	$—
Tax Fees (3)	$41,499	$47,693
All Other Fees	$2,383	$2,000
Total Fees	$1,117,929	$1,301,799

(1)
Represents aggregate fees for professional services provided in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Represents aggregate fees for professional services provided in connection with certain transactions related to debt offering and refinancing.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following Consolidated Financial Statements filed as part of this report can be found in Item 8 “Financial Statements and Supplementary Data” of the Original 10-K:

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

10.29		Employment Agreement of David J. Pecker dated March 2, 2009 (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4/A filed with the SEC on September 28, 2012).
10.30
Amendment No.1 to Employment Agreement of David J. Pecker dated July 9, 2010 (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.31
Amendment No. 2 to Employment Agreement of David J. Pecker dated November 14, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).

10.32
Amendment No. 3 to Employment Agreement of David J. Pecker dated September 22, 2014 (incorporated herein by reference to Exhibit 10.4 to the Registrant's Amended Annual Report on Form 10-K/A filed with the SEC on July 29, 2015).

10.33		Employment Agreement of Christopher Polimeni dated March 8, 2010 (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
10.34
Amendment No. 1 to Employment Agreement of Christopher Polimeni dated January 17, 2011 (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.35
Amendment No. 2 to Employment Agreement of Christopher Polimeni dated March 13, 2012 (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.36
Amendment No. 3 to Employment Agreement of Christopher Polimeni dated January 20, 2013 (incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed with the SEC on June 24, 2013).

10.37
Amendment No. 4 to Employment Agreement of Christopher Polimeni dated January 2, 2014 (incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.38
Amendment No. 5 to Employment Agreement of Christopher Polimeni dated September 24, 2014 (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on February 23, 2015).

10.39	**	Employment Agreement of Brian Kroski dated December 2, 2014.
10.40	**	Amendment No. 1 to Employment Agreement of Brian Kroski dated November 1, 2015.
10.41		Employment Agreement of Kevin Hyson dated November 1, 2004 (incorporated herein by reference to Exhibit 10.24 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).
10.42
Amendment No. 1 to Employment Agreement of Kevin Hyson dated September 12, 2006 (incorporated herein by reference to Exhibit 10.25 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.43
Amendment No. 2 to Employment Agreement of Kevin Hyson dated December 15, 2007 (incorporated herein by reference to Exhibit 10.26 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.44
Amendment No. 3 to Employment Agreement of Kevin Hyson dated September 20, 2008 (incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.45
Amendment No. 4 to Employment Agreement of Kevin Hyson dated March 19, 2009 (incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.46
Amendment No. 5 to Employment Agreement of Kevin Hyson dated October 18, 2009 (incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.47
Amendment No. 6 to Employment Agreement of Kevin Hyson dated January 17, 2011 (incorporated herein by reference to Exhibit 10.30 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.48
Amendment No. 7 to Employment Agreement of Kevin Hyson dated January 2, 2012 (incorporated herein by reference to Exhibit 10.31 to the Registration Statement on Form S-4 filed with the SEC on August 22, 2012).

10.49
Amendment No. 8 to Employment Agreement of Kevin Hyson dated as of January 20, 2013 (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K, filed with the SEC on June 24, 2013).

10.50
Amendment No. 9 to Employment Agreement of Kevin Hyson dated as of January 2, 2014 (incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.51
Amendment No. 10 to Employment Agreement of Kevin Hyson dated as of December 8, 2014 (incorporated herein by reference to Exhibit 10.22 to the Registrant's Amended Annual Report on Form 10-K/A filed with the SEC on July 29, 2015).

10.52	**	Amendment No. 11 to Employment Agreement of Kevin Hyson dated as of February 1, 2016.
10.53		Employment Agreement of David Bonnett dated April 1, 2002 (incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).
10.54
Amendment No. 1 to Employment Agreement of David Bonnett dated April 1, 2005 (incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.55
Amendment No. 2 to Employment Agreement of David Bonnett dated August 1, 2005 (incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.56
Amendment No. 3 to Employment Agreement of David Bonnett dated February 23, 2006 (incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.57
Amendment No. 4 to Employment Agreement of David Bonnett dated April 4, 2006 (incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.58
Amendment No. 5 to Employment Agreement of David Bonnett dated April 1, 2007 (incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.59
Amendment No. 6 to Employment Agreement of David Bonnett dated November 27, 2007 (incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.60
Amendment No. 7 to Employment Agreement of David Bonnett dated March 19, 2009 (incorporated herein by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.61
Amendment No. 8 to Employment Agreement of David Bonnett dated October 18, 2009 (incorporated herein by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.62
Amendment No. 9 to Employment Agreement of David Bonnett dated January 10, 2010 (incorporated herein by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.63
Amendment No. 10 to Employment Agreement of David Bonnett dated January 10, 2010 (incorporated herein by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.64
Amendment No. 11 to Employment Agreement of David Bonnett dated November 1, 2011 (incorporated herein by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.65
Amendment No. 12 to Employment Agreement of David Bonnett dated January 2, 2014 (incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed with the SEC on August 15, 2014).

10.66
Amendment No. 13 to Employment Agreement of David Bonnett dated January 2, 2015 (incorporated herein by reference to Exhibit 10.36 to the Registrant's Amended Annual Report on Form 10-K/A filed with the SEC on July 29, 2015).

12.1	*	Computation of Ratio of Earnings to Fixed Charges.
21.1	*	Subsidiaries of American Media, Inc.
31.1	**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101	*
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

*		Previously filed as an exhibit to the Original 10-K and incorporated herein by reference.
**		Filed herewith.
***		Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MEDIA, INC.

Dated:	July 29, 2016	by:	/s/ David J. Pecker
David J. Pecker
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David J. Pecker	Chairman, Director, Chief Executive Officer and President	July 29, 2016
David J. Pecker	(Principal Executive Officer)

/s/ Christopher V. Polimeni	Executive Vice President, Chief Financial Officer and Treasurer	July 29, 2016
Christopher V. Polimeni	(Principal Financial and Accounting Officer)

/s/ Evan Ratner	Director	July 29, 2016
Evan Ratner

/s/ Barry Schwartz	Director	July 29, 2016
Barry Schwartz

/s/ David R. Hughes	Director	July 29, 2016
David R. Hughes